Form 10-Q
period 2010-09-30
Millburn Multi-Markets Fund L.P.
filed 2010-11-15
CIK 1468910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 2010

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-54028

MILLBURN MULTI-MARKETS FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	26-4038497
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION
411 West Putnam Avenue
Greenwich, Connecticut  06830

_________________________________________________________________________

(Address of principal executive offices)

Registrant's telephone number, including area code:  (203) 625-8211

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐        No ☒

PART I. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.
Financial statements
For the three and nine months ended September 30, 2010 and for the period from August 1, 2009 (commencement of operations) to September 30, 2009 (unaudited)

Statements of Financial Condition (a)	3
Statements of Operations (b)	4
Statements of Changes in Partners' Capital (c)	6
Statements of Financial Highlights (b)	7
Notes to Financial Statements	10

(a) At September 30, 2010 and December 31, 2009

(b) For the three and nine months ended September 30, 2010 and for the period from August 1, 2009 (commencement of operations) to September 30, 2009

(c) For the nine months ended September 30, 2010 and for the period from August 1, 2009 (commencement of operations) to September 30, 2009

Millburn Multi-Markets Fund L.P.
Statements of Financial Condition (UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Investment in Millburn Multi-Markets Trading L.P.	$57,975,140	$9,284,552
Due from Millburn Multi-Markets Trading L.P.	42,524	-
Cash	29,923,847	2,286,958
TOTAL	$87,941,511	$11,571,510

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$29,923,170	$2,286,118
Capital withdrawals payable	38,513	-
Redemption penalty payable	4,012	-
Other liabilities	676	840
Total liabilities	29,966,371	2,286,958

PARTNERS' CAPITAL:
General Partner	10,577	10,159

Limited Partners:
Series A (48,138.5862 and 8,081.4364 units outstanding)	51,343,261	8,589,976
Series B (3,763.0935 and 357.9807 units outstanding)	4,070,469	381,711
Series C (2,351.1806 and 283.6015 units outstanding)	2,550,833	302,706
Total limited partners	57,964,563	9,274,393
Total partners' capital	57,975,140	9,284,552

TOTAL	$87,941,511	$11,571,510

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statements of Operations (UNAUDITED)
For the three months ended September 30, 2010 and for the period from
August 1, 2009 (commencement of operations) to September 30, 2009

	2010	2009
NET INVESTMENT LOSS ALLOCATED FROM MASTER FUND

INCOME:
Interest income	$51,019	$1,693
EXPENSES:
Management fees	260,015	5,951
Brokerage commissions	49,840	941
Selling commissions and platform fees	233,505	5,944
Administrative and operating expenses	245,999	22,163
Custody fee	2,467	-
Total expenses	791,826	34,999

Operating expenses borne by General Partner	(174,449)	(19,108)

Net expenses	617,377	15,891

Net investment loss allocated from Master Fund	(566,358)	(14,198)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM
MILLBURN MULTI-MARKETS TRADING L.P. ("MASTER FUND")
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	$(374,797)	$84,986
Foreign exchange translation	(11,452)	-
Net change in unrealized:
Futures and forward currency contracts	2,951,037	87,362
Foreign exchange translation	19,923	717
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	8,799	(49)

Total net realized and unrealized gains allocated from Master Fund	2,593,510	173,016

NET INCOME	2,027,152	158,818

Less 20% profit share allocation from Master Fund	(116,832)	(31,764)

NET INCOME AFTER PROFIT SHARE	$1,910,320	$127,054

NET INCOME AFTER PROFIT SHARE PER AVERAGE UNIT OUTSTANDING
Series A	$33.83	$57.97
Series B	$38.04	$60.61
Series C	$38.76	$60.96

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statements of Operations (UNAUDITED)
For the nine months ended September 30, 2010

NET INVESTMENT LOSS ALLOCATED FROM MASTER FUND

INCOME:
Interest income	$88,964
EXPENSES:
Management fees	511,223
Brokerage commissions	90,773
Selling commissions and platform fees	458,960
Administrative and operating expenses	360,200
Custody fee	4,174
Total expenses	1,425,330

Operating expenses borne by General Partner	(219,510)

Net expenses	1,205,820

Net investment loss allocated from Master Fund	(1,116,856)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM
MILLBURN MULTI-MARKETS TRADING L.P. ("MASTER FUND")
Net realized losses on closed positions:
Futures and forward currency contracts	(506,317)
Foreign exchange translation	(24,032)
Net change in unrealized:
Futures and forward currency contracts	2,168,953
Foreign exchange translation	4,809
Net gains from U.S. Treasury notes:
Net change in unrealized	19,166

Total net realized and unrealized gains allocated from Master Fund	1,662,579

NET INCOME	545,723

Less 20% profit share allocation from Master Fund	(117,248)

NET INCOME AFTER PROFIT SHARE	$428,475

NET INCOME AFTER PROFIT SHARE PER AVERAGE UNIT OUTSTANDING
Series A	$3.64
Series B	$15.39
Series C	$17.54

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statement of Changes in Partners' Capital (UNAUDITED)
For the nine months ended September 30, 2010 and for the period from
August 1, 2009 (commencement of operations) to September 30, 2009

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS' CAPITAL — December 31, 2009	$10,159	$8,589,976	8,081.4364	$381,711	357.9807	$302,706	283.6015	$9,284,552	8,723.0186

Capital contributions	-	42,920,446	40,584.7502	3,787,992	3,561.6469	2,437,483	2,245.8081	49,145,921	46,392.2052
Capital withdrawals	-	(536,472)	(527.6004)	(166,243)	(156.5341)	(181,093)	(178.2290)	(883,808)	(862.3635)
Net income (loss) after profit share	418	369,311	-	67,009	-	(8,263)	-	428,475	-
PARTNERS' CAPITAL — September 30, 2010	$10,577	$51,343,261	48,138.5862	$4,070,469	3,763.0935	$2,550,833	2,351.1806	$57,975,140	54,252.8603

Net Asset Value per Unit at September 30, 2010			$1,066.57		$1,081.68		$1,084.91

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units
PARTNERS' CAPITAL — August 1, 2009	$-	$-	-	$-	-	$-	-	$-	-

Capital contributions	-	2,918,258	2,878.3382	1,000	1.0000	1,000	1.0000	2,920,258	2,880.3382
Capital withdrawals	-	-	-	-	-	-	-	-	-
Net income after profit share	-	126,933	-	60	-	61	-	127,054	-
PARTNERS' CAPITAL — September 30, 2009	$-	$3,045,191	2,878.3382	$1,060	1.0000	$1,061	1.0000	$3,047,312	2,880.3382

Net Asset Value per Unit at September 30, 2009			$1,057.97		$1,060.61		$1,060.96

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended September 30, 2010

The following information presents per unit operating performance data for each series for the three months ended September, 30 2010.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C
NET ASSET VALUE PER UNIT — Beginning of period	$1,032.74	$1,043.64	$1,046.15

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(12.01)	(7.56)	(6.89)
Total trading and investing gains (1)	48.06	49.08	48.90

Net profit before profit share allocation from Master Fund	36.05	41.52	42.01

Profit share allocation from Master Fund (1)	(2.22)	(3.48)	(3.25)

Net profit from operations after profit share allocation from Master Fund	33.83	38.04	38.76

NET ASSET VALUE PER UNIT — End of period	$1,066.57	$1,081.68	$1,084.91

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND	3.48%	3.92%	4.00%

PROFIT SHARE ALLOCATION FROM MASTER FUND	(0.20)	(0.28)	(0.29)

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND	3.28%	3.64%	3.71%

Ratios to average net asset value:
Expenses (2) (3) (4) (5)	4.97%	3.21%	2.96%

Net investment loss (2) (3) (4) (5)	(4.62)%	(2.86)%	(2.61)%

(1)
The net investment loss per unit and profit share allocation from Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Annualized.

(3)	Excludes profit share allocation from Master Fund. Profit sharing allocation applicable to Series A, B and C were 0.20%, 0.28% and 0.29%, respectively.

(4)
Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner of the Partnership and the General Partner of the Master Fund. For the three months ended September 30, 2010, the ratios are net of the 0.34% effect of the voluntary waivers of operating expenses (not annualized).

(5)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.

See notes to financial statements.

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the nine months ended September 30, 2010

The following information presents per unit operating performance data for each series for the nine months ended September, 30 2010.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C
NET ASSET VALUE PER UNIT — Beginning of period	$1,062.93	$1,066.29	$1,067.37

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(36.27)	(22.72)	(20.73)
Total trading and investing gains (1)	43.34	45.36	40.78

Net profit before profit share allocation from Master Fund	7.07	22.64	20.05

Profit share allocation from Master Fund (1)	(3.43)	(7.25)	(2.51)

Net profit from operations after profit share allocation from Master Fund	3.64	15.39	17.54

NET ASSET VALUE PER UNIT — End of period	$1,066.57	$1,081.68	$1,084.91

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND	1.03%	2.37%	2.57%

PROFIT SHARE ALLOCATION FROM MASTER FUND	(0.69)	(0.93)	(0.93)

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND	0.34%	1.44%	1.64%

Ratios to average net asset value:
Expenses (2) (3) (4) (5)	4.95%	3.19%	2.93%

Net investment loss (2) (3) (4) (5)	(4.62)%	(2.86)%	(2.60)%

(1)
The net investment loss per unit and profit share allocation from Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Annualized.

(3)	Excludes profit share allocation from Master Fund. Profit share allocation applicable to Series A, B and C were 0.69%, 0.93% and 0.93%, respectively.

(4)
Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner of the Partnership and the General Partner of the Master Fund. For the nine months ended September 30, 2010, the ratios are net of the 0.65% effect of the voluntary waivers of operating expenses (not annualized).

(5)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.

See notes to financial statements.

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the period from August 1, 2009 (commencement of operations)
to September 30, 2009

The following information presents per unit operating performance data for each series for the period ended September 30, 2009.
Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C
NET ASSET VALUE PER UNIT — Beginning of period	$1,000.00	$1,000.00	$1,000.00

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(8.48)	(4.83)	(4.40)
Total trading and investing gains (1)	85.42	80.59	80.60

Net profit before profit share allocation from Master Fund	76.94	75.76	76.20

Profit share allocation from Master Fund (1)	(18.97)	(15.15)	(15.24)

Net profit from operations after profit share allocation from Master Fund	57.97	60.61	60.96

NET ASSET VALUE PER UNIT — End of period	$1,057.97	$1,060.61	$1,060.96

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND	7.70%	7.58%	7.62%

PROFIT SHARE ALLOCATION FROM MASTER FUND	(1.90)	(1.52)	(1.52)

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND	5.80%	6.06%	6.10%

Ratios to average net asset value:
Expenses (2) (3) (4) (5)	5.41%	3.39%	3.14%

Net investment loss (2) (3) (4) (5)	(4.84)%	(2.79)%	(2.54)%

(1)
The net investment loss per unit and profit share allocation from Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Annualized.

(3)	Excludes profit share allocation from Master Fund. Profit share allocation applicable to Series A, B and C were 1.90%, 1.52% and 1.52%, respectively.

(4)
Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner of the Partnership and the General Partner of the Master Fund. For the period from August 1, 2009 (commencement of operations) to September 30, 2009, the ratios are net of the 1.08% effect of the voluntary waivers of operating expenses (not annualized).

(5)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Market Fund L.P.’s (the “Partnership”) financial condition at September 30, 2010 (unaudited) and December 31, 2009 and the results of its operations for the three and nine months ended September 30, 2010 and for the period from August 1, 2009 (commencement of operations) to September 30, 2009 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2009 annual report included in Form 10 filed with the Securities and Exchange Commission. The December 31, 2009 information has been derived from the audited financial statements as of December 31, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (the “U.S.”) requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements.  Actual results could differ from these estimates.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2010 and December 31, 2009 was 49.08% and 14.35%, respectively, of total partners’ capital of the Master Fund.

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital. For the three and nine months ended September 30, 2010 and for the period from August 1, 2009 (commencement of operations) to September 30, 2009, the General Partner of the Partnership chose to directly bear operating expenses in excess of 1/4 of 1% of average net assets of the Partnership’s average month-end partners’ capital.

The Partnership enters into contracts with various financial institutions that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides, calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets.  The Partnership is allocated its pro rata portion of the administration fee which is charged at the Master Fund level. As of September 30, 2010 and December 31, 2009, $44,105 and $2,696, respectively, was payable by the Master Fund to the General Partner and is included in “accrued expenses” in the Master Fund’s statements of financial condition.

The General Partner has advanced expenses incurred in connection with the organization of the Partnership and the initial offering of the Units.  The total amount advanced by the General Partner was $191,967.  The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments, beginning August 1, 2009; provided, however, that to the extent the reimbursement amount of such organizational and initial offering costs exceeds in the aggregate for any month 1/12 of 0.05% of the Partnership’s month-end net asset value (a 0.05% annual rate), such excess will not be reimbursed to, but will be borne by, the General Partner.  As of September 30, 2010 and December 31, 2009, $13,805 and $1,015, respectively, was payable by the Master Fund to the General Partner as reimbursement for such costs and is included in “accrued expenses” in the Master Fund’s statements of financial condition.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2010 and December 31, 2009, $4,012 and $0, respectively, was owed to the General Partner (and is included in “redemption penalty payable” in the Partnership’s statements of financial condition).

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the quarter.  The Partnership initial issuance of Units for Series A, B and C occurred August 1, 2009 (commencement of operations). Series A weighted average units outstanding were 44,307.290 and 1,673.022 for the three months ended September 30, 2010 and for the period from August 1, 2009 (commencement of operations) to September 30, 2009, respectively, and 28,815.576 for the nine months ended September 30, 2010. Series B weighted average units outstanding were 3,224.115 and 1.000 for the three months ended September 30, 2010 and for the period from August 1, 2009 (commencement of operations) to September 30, 2009, respectively, and 2.027.470 for the nine months ended September 30, 2010. Series C weighted average units outstanding were 2,183.414 and 1.000 for the three months ended September 30, 2010 and for the period from August 1, 2009 (commencement of operations) to September 30, 2009, respectively, and 1,497.458 for the nine months ended September 30, 2010.

The Income Taxes topic of the FASB Accounting Standards Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. Based on a review of the Partnership’s open tax year, 2009, for the U.S. Federal jurisdiction, the New York and Connecticut State jurisdictions, and the New York City jurisdiction, it did not have an impact on the Partnership. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Trading L.P.
Financial statements
For the three and nine months ended September 30, 2010 and 2009 (unaudited)

Statements of Financial Condition (a)	12
Condensed Schedules of Investments (a)	13
Statements of Operations (b)	17
Statements of Changes in Partners' Capital (c)	19
Statements of Financial Highlights (b)	20
Notes to Financial Statements	22

(a) At September 30, 2010 and December 31, 2009

(b) For the three and nine months ended September 30, 2010 and 2009

(c) For the nine months ended September 30, 2010 and 2009

Millburn Multi-Markets Trading L.P.
Statements of Financial Condition (UNAUDITED)

	September 30	December 31
	2010	2009
Assets
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes−at fair value
(amortized cost $20,377,773 and $13,328,155)	$20,390,595	$13,337,020
Net unrealized appreciation on open futures and
forward currency contracts	6,064,610	873,845
Due from brokers	584,828	282,393
Cash denominated in foreign currencies (cost $1,701,877 and $753,432)	1,731,927	789,097
Total equity in trading accounts	28,771,960	15,282,355

INVESTMENTS IN U.S TREASURY NOTES−at fair value
(amortized cost $96,099,980 and $47,085,777)	96,192,070	47,110,542
CASH AND CASH EQUIVALENTS	5,687,776	3,234,663
ACCRUED INTEREST RECEIVABLE	680,617	550,772
TOTAL	$131,332,423	$66,178,332

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and
forward currency contracts	$23,992	$963,342
Cash denominated in foreign currencies (cost $0 and -$10,918)	-	10,747
Capital withdrawal payable	11,888,098	157,898
Management fee payable	150,063	48,951
Selling commissions payable	86,919	14,519
Accrued expenses	239,019	19,522
Due to brokers	764,896	236,795
Commissions and other trading fees on open contracts	47,097	14,296
Total liabilities	13,200,084	1,466,070

PARTNERS' CAPITAL	118,132,339	64,712,262

TOTAL	$131,332,423	$66,178,332

See notes to financial statements.

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
September 30, 2010

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/(Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
LONG FUTURES CONTRACTS:
Energies	0.70%	$829,803
Grains	0.31	360,967
Interest rates:
2 Year U.S. Treasury Note (429 contracts, expiration date 12/31/2010)	0.10	119,965
5 Year U.S. Treasury Note (148 contracts, expiration date 12/31/2010)	0.07	79,800
10 Year U.S. Treasury Note (100 contracts, expiration date 12/31/2010)	0.06	65,468
30 Year U.S. Treasury Bond (26 contracts, expiration date 12/31/2010)	0.01	16,687
Other interest rates	0.14	170,478
Total interest rates	0.38	452,398

Livestock	(0.07)	(84,290)
Metals	1.28	1,514,618
Softs	0.50	585,781
Stock indices	0.24	284,126
Total long futures contracts	3.34	3,943,403
SHORT FUTURES CONTRACTS:
Energies	(0.91)	(1,078,524)
Grains	0.38	448,675
Livestock	0.02	21,280
Metals	(0.48)	(564,404)
Softs	0.02	27,442
Stock indices	(0.01)	(4,433)
Total short futures contracts	(0.98)	(1,149,964)
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	2.36	2,793,439
FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	3.26	3,871,073
Total short forward currency contracts	(0.51)	(623,894)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	2.75	3,247,179
TOTAL	5.11%	$6,040,618

(Continued)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
September 30, 2010

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value
$29,030,000	U.S. Treasury notes, 4.250%, 10/15/2010	24.62%	$29,075,359
29,030,000	U.S. Treasury notes, 0.875%, 03/31/2011	24.65	29,125,255
29,030,000	U.S. Treasury notes, 0.875%, 05/31/2011	24.68	29,157,006
29,030,000	U.S. Treasury notes, 1.000%, 08/31/2011	24.74	29,225,045
	Total investments in U.S. Treasury notes
	(amortized cost $116,477,753)	98.69%	$116,582,665

(Concluded)

See notes to financial statements.

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments
December 31, 2009 (UNAUDITED)

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/(Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
LONG FUTURES CONTRACTS:
Energies	1.58	$1,021,376
Grains	0.25	164,455
Interest rates:
2 Year U.S. Treasury Note (113 contracts, expiration date 03/31/2010)	(0.19)	(124,672)
5 Year U.S. Treasury Note (50 contracts, expiration date 03/31/2010)	(0.17)	(107,851)
10 Year U.S. Treasury Note (28 contracts, expiration date 03/31/2010)	(0.07)	(43,703)
Other interest rates	(0.77)	(498,662)
Total interest rates	(1.20)	(774,888)

Livestock	0.05	32,630
Metals	0.39	249,673
Softs	0.60	385,439
Stock indices	1.19	772,225
Total long futures contracts	2.86	1,850,910
SHORT FUTURES CONTRACTS:
Energies	(1.32)	(852,085)
Grains	(0.18)	(115,673)
Interest rates	0.01	2,895
Livestock	(0.06)	(41,890)
Metals	(0.14)	(88,094)
Softs	(0.03)	(16,462)
Stock indices	(0.00)	(1,870)
Total short futures contracts	(1.72)	(1,113,179)
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	1.14	737,731
FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(1.49)	(966,560)
Total short forward currency contracts	0.21	139,332
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	(1.28)	(827,228)
TOTAL	(0.14)	$(89,497)

 (Continued)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (continued)
December 31, 2009 (UNAUDITED)

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value
	Investments in U.S. Treasury notes
$8,500,000	U.S. Treasury notes, 1.750%, 03/31/2010	13.19%	$8,534,530
16,300,000	U.S. Treasury notes, 2.625%, 05/31/2010	25.44%	16,463,000
18,200,000	U.S. Treasury notes, 3.875%, 07/15/2010	28.67%	18,555,469
16,400,000	U.S. Treasury notes, 4.250%, 10/15/2010	26.11%	16,894,563
	Total investments in U.S. Treasury notes
	(amortized cost $60,413,932)	93.41%	$60,447,562

(Concluded)
See notes to financial statements.

Millburn Multi-Markets Trading L.P.
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2010	2009
Investment income
Interest income	$106,362	$94,543

Expenses
Management fees	431,782	125,424
Brokerage commissions	119,305	37,698
Selling commissions and platform fees	233,505	5,944
Administrative and operating expenses	331,937	95,364
Custody fees	6,616	2,896
Total expenses	1,123,145	267,326

Operating expenses borne by General Partner or Investment Adviser	(213,030)	(56,199)

Net expenses	910,115	211,127

Net investment loss	(803,753)	(116,584)

Net realized and unrealized gains (losses)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(946,420)	2,043,348
Foreign exchange translation	(25,765)	-
Net change in unrealized:
Futures and forward currency contracts	6,619,053	2,963,819
Foreign exchange translation	45,699	20,890
Net gains (losses) from U.S. Treasury notes
Net change in unrealized	41,666	(2,222)
Total net realized and unrealized gains	5,734,233	5,025,835

NET INCOME	4,930,480	4,909,251
LESS PROFIT SHARE TO GENERAL PARTNER	302,912	90,423
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$4,627,568	$4,818,828

(Continued)

See notes to financial statements.

Millburn Multi-Markets Trading L.P.
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2010	2009
Investment income
Interest income	$284,166	$384,288

Expenses
Management fees	1,129,877	262,928
Brokerage commissions	304,481	97,769
Selling commissions and platform fees	458,960	5,944
Administrative and operating expenses	562,261	247,877
Custody fees	14,792	7,119
Total expenses	2,470,371	621,637

Operating expenses borne by General Partner or Investment Adviser	(263,965)	(175,499)

Net expenses	2,206,406	446,138

Net investment loss	(1,922,240)	(61,850)

Net realized and unrealized gains (losses)
Net realized losses on closed positions:
Futures and forward currency contracts	(540,853)	(3,128,611)
Foreign exchange translation	(67,073)	-
Net change in unrealized:
Futures and forward currency contracts	6,130,115	2,978,479
Foreign exchange translation	(5,786)	22,685
Net (losses) from U.S. Treasury notes
Net change in unrealized	71,282	(216,427)
Total net realized and unrealized gains (losses)	5,587,685	(343,874)

NET INCOME (LOSS)	3,665,445	(405,724)
LESS PROFIT SHARE TO GENERAL PARTNER	421,604	90,423
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$3,243,841	$(496,147)

(Concluded)

See notes to financial statements.

Millburn Multi-Markets Trading L.P.
Statements of Changes in Partners' Capital (UNAUDITED)

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL-
January 1, 2010	$64,665,135	$-	$47,127	$64,712,262
Contributions	88,691,951		-	88,691,951
Withdrawals	(38,937,319)	-	-	(38,937,319)
Net income	3,660,318	3,074	2,053	3,665,445
General Partner's allocation - New Profit	(421,604)	421,604	-	-
PARTNERS' CAPITAL-
September 30, 2010	$117,658,481	$424,678	$49,180	$118,132,339

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL-
January 1, 2009	$40,946,449	$-	$50,423	$40,996,872
Contributions	23,468,907	-	-	23,468,907
Withdrawals	(899,768)	-	(3,000)	(902,768)
Net loss	(404,669)	-	(1,055)	(405,724)
General Partner's allocation - New Profit	(90,423)	90,423	-	-
PARTNERS' CAPITAL-
September 30, 2009	$63,020,496	$90,423	$46,368	$63,157,287

See notes to financial statements

Millburn Multi-Markets Trading L.P.
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2010	Limited Partners	Tracking Partner
Ratios to average capital:
Net investment loss (a)	(2.53)%	(2.29)%
Total expenses (a)	2.89%	2.65%

Total return before profit share allocation (b)	4.04%	4.10%
Profit share allocation (b)	(0.25)%	(0.17)%
Total return after profit share allocation	3.79%	3.93%

For the three months ended September 30, 2009	Limited Partners	Tracking Partner
Ratios to average capital:
Net investment loss (a)	(0.80)%	(1.88)%
Total expenses (a)	1.45%	2.52%

Total return before profit share allocation (b)	8.58%	8.29%
Profit share allocation (b)	(0.15)%	-%
Total return after profit share allocation	8.43%	8.29%

(a) – annualized
(b) – not annualized
(Continued)

See notes to financial statements

Millburn Multi-Markets Trading L.P.
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2010	Limited Partners	Tracking Partner
Ratios to average capital:
Net investment loss (a)	(2.17)%	(2.29)%
Total expenses (a)	2.50%	(2.62)%

Total return before profit share allocation (b)	2.95%	2.81%
Profit share allocation (b)	(0.46)%	(0.16)%
Total return after profit share allocation	2.49%	2.65%

For the nine months ended September 30, 2009	Limited Partners	Tracking Partner
Ratios to average capital:
Net investment loss (a)	(0.16)%	(1.39)%
Total expenses (a)	1.16%	2.44%

Total return before profit share allocation (b)	(2.10)%	(3.07)%
Profit share allocation (b)	(0.14)%	-%
Total return after profit share allocation	(2.24)%	(3.07)%

(a) – annualized
(b) – not annualized
(Concluded)

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

Millburn Multi-Markets Trading L.P. (the “Master Fund”) engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for Millburn Multi-Markets Fund L.P. (the “Partnership”) and Millburn Multi-Markets Ltd. (the “Company”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2010 (unaudited) and December 31, 2009 and the results of its operations for the three and nine months ended September 30, 2010 and 2009 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2009 included in Form 10 filed with the Securities and Exchange Commission. The December 31, 2009 information has been derived from the audited financial statements as of December 31, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (the “U.S.”) requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements.  Actual results could differ from these estimates.

The Partnership and the Company invest substantially all of their assets in the Master Fund.  The Partnership’s and the Company’s ownership percentage of the Master Fund at September 30, 2010 was 49.08% and 21.47%, respectively, of total partners’ capital of the Master Fund.  The Partnership’s and Company’s ownership percentage of the Master Fund at December 31, 2009 was 14.35% and 35.32%, respectively, of total partners’ capital of the Master Fund.  The remaining interests are held by direct investors.

The Master Fund bears expenses, including, but not limited to, periodic legal, accounting and filing fees, up to an amount equal to 1/4 of 1% per annum of average net assets of the Master Fund (the “Expense Cap”). Amounts subject to the Expense Cap include expenses incurred at the Master Fund and Company level and the Administration Fee due to the General Partner. The General Partner of the Master Fund bears any excess over such amounts.

The Master Fund enters into contracts with various financial institutions that contain a variety of indemnifications. The Master Fund's maximum exposure under these arrangements is unknown. However, the Master Fund has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Ratios to average capital are calculated based on 1) a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and 20% of Trading Profits (the Tracking Partner) and 2) limited partners’ capital taken as a whole. The computation of such ratios based on the amount of expenses and profit share allocation assessed to an individual partner’s capital account may vary from these ratios based on the timing of capital transactions and differences in individual partner’s management fee, selling commission, platform fee and profit share allocation arrangements.  Returns are calculated based on 1) a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and 20% of Trading Profits and 2) limited partners’ capital taken as a whole. An individual partner’s returns may vary from these returns based on the timing of capital transactions and differences in individual partners’ management fee, selling commission, platform fee and profit share allocation arrangements.

The Income Taxes topic of the FASB Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Master Fund recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. Based on a review of the Master Fund’s open tax years, 2007 through 2009, for the U.S. Federal jurisdiction, the New York and Connecticut State jurisdictions, and the New York City jurisdiction, it did not have an impact on the Master Fund. The Master Fund is treated as a limited partnership for federal and state income tax reporting purposes.

The Fair Value Measurements and Disclosures topic of the Codification defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In determining fair value, the Master Fund separates its investments into two categories: cash instruments and derivative contracts.

Cash Instruments.  The Master Fund’s cash instruments are generally classified within Level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and a short-term U.S. government money market fund. The general partner of the Master Fund (the “General Partner”) does not adjust the quoted price for such instruments, even in situations where the Master Fund holds a large position and a sale could reasonably impact the quoted price.

Derivative Contracts.  Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within Level 1 of the fair value hierarchy.

OTC derivatives, or forward currency contracts, are valued based on pricing models that consider the current market prices plus the time value of money (“Forward Points”) and contractual prices of the underlying financial instruments. The Forward Points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign forward currency contracts traded by the Master Fund may be in between these periods. The General Partner’s policy is to calculate the Forward Points for each contract being valued by determining the number of days from the date the forward currency contract is being valued to its maturity date and then using straight-line interpolation to calculate the valuation of Forward Points for the applicable forward currency contract. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3).  The guidance is effective for annual reporting periods that begin after December 15, 2009 and for interim periods within those annual reporting periods, except for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements, which are effective for annual reporting periods that begin after December 15, 2010, and for interim periods within those annual reporting periods. During the nine months ended September 30, 2010, there were no transfers of assets or liabilities between Level 1 and Level 2.

The following table sets forth by level and major category within the fair value hierarchy:

Financial Assets at Fair Value as of September 30, 2010

	Level 1	Level 2	Total
U.S. Treasury Notes	$116,582,665	$-	$116,582,665
Short-Term Money Market Fund	5,563,609	-	5,563,609
Exchange-Traded
Futures Contracts	2,793,439	-	2,793,439
Over-the-Counter
Forward Currency Contracts	-	3,247,179	3,247,179
Total assets at fair value	$124,939,713	$3,247,179	$128,186,892

Financial Assets at Fair Value as of December 31, 2009

	Level 1	Level 2	Total
U.S. Treasury Notes	$60,447,562	$-	$60,447,562
Short-Term Money Market Fund	3,109,663	-	3,109,663
Exchange-Traded
Futures Contracts	737,731	-	737,731
Over-the-Counter
Forward Currency Contracts	-	(827,228)	(827,228)
Total financial assets at fair value	$64,294,956	$(827,228)	$63,467,728

Derivative Instruments

The Derivatives and Hedging topic of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

The Master Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master Fund’s open positions and the liquidity of the markets in which it trades.

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2010, by market sector:

Agricultural (grains, livestock and softs) – The Master Fund’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.

Currencies – Exchange rate risk is a principal market exposure of the Master Fund.  The Master Fund’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  The fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Master Fund trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar.

Energies –  The Master Fund’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Master Fund and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Master Fund’s profitability.  The Master Fund’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S. and the Eurozone.  However, the Master Fund also may take positions in futures contracts on the government debt of other nations.  The General Partner anticipates that interest rates in the industrialized countries, both long-term and short-term, will remain the primary market exposure of the Master Fund for the foreseeable future.

Metals – The Master Fund’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock Indices – The Master Fund’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries as well as other countries.

The Derivatives and Hedging topic of the Codification requires entities to recognize in the statements of financial condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in an asset position are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair value of futures and forward currency contracts in a liability position are recorded in the statements of financial condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Master Fund’s policy regarding fair value measurement is discussed in the Fair Value and Disclosures note, contained herein.

Since the derivatives held or sold by the Master Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of the Derivatives and Hedging guidance. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Master Fund’s trading gains and losses in the statements of operations.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2010 and December 31, 2009. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s statements of financial condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2010

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$954,383	$(124,580)	$328,250	$(1,406,774)	$(248,721)
Grains	882,479	(521,512)	448,675	-	809,642
Interest rates	829,585	(377,187)	-	-	452,398
Livestock	24,400	(108,690)	27,450	(6,170)	(63,010)
Metals	1,514,618	-	-	(564,404)	950,214
Softs	649,465	(63,684)	34,712	(7,270)	613,223
Stock indices	427,007	(142,881)	23,451	(27,884)	279,693
Total futures contracts:	5,281,937	(1,338,534)	862,538	(2,012,502)	2,793,439

Forward currency contracts	4,206,061	(334,988)	655,901	(1,279,795)	3,247,179

Total futures and forward currency contracts	$9,487,998	$(1,673,522)	$1,518,439	$(3,292,297)	$6,040,618

Fair Value of Futures and Forward Currency Contracts at December 31, 2009

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$1,050,946	$(29,570)	$16,470	$(868,555)	$169,291
Grains	164,455	-	7,715	(123,388)	48,782
Interest rates	37,627	(812,515)	6,734	(3,839)	(771,993)
Livestock	32,630	-	-	(41,890)	(9,260)
Metals	320,974	(71,301)	3,175	(91,269)	161,579
Softs	390,464	(5,025)	24,580	(41,042)	368,977
Stock indices	801,792	(29,567)	-	(1,870)	770,355
Total futures contracts:	2,798,888	(947,978)	58,674	(1,171,853)	737,731

Forward currency contracts	338,792	(1,305,352)	497,354	(358,022)	(827,228)

Total futures and forward currency contracts	$3,137,680	$(2,253,330)	$556,028	$(1,529,875)	$(89,497)

The effect of trading futures and forward currency contracts is represented on the Master Fund’s statements of operations for the three and nine months ended September 30, 2010 and 2009 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized futures and forward currency contracts.”  These trading gains and losses are detailed below.

Trading Gains (Losses) of Futures and Forward Currency Contracts for the Three and Nine Months Ended September 30, 2010 and 2009

	Three months ended:	Three months ended:	Nine months ended:	Nine months ended:
Sector	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Futures contracts:
Currencies	$-	$-	$-	$2,613
Energies	(1,236,680)	(261,580)	(3,548,524)	(847,159)
Grains	(234,756)	166,127	(692,631)	(182,577)
Interest rates	3,077,700	888,629	13,358,444	(196,510)
Livestock	96,820	70,920	(48,940)	223,810
Metals	352,346	365,875	136,328	(795,073)
Softs	343,924	426,670	(221,347)	(150,208)
Stock indices	888,590	1,607,133	(4,628,388)	550,956
Total futures contracts:	3,287,944	3,263,774	4,354,942	(1,394,148)

Forward currency contracts	2,384,689	1,743,393	1,234,320	1,244,016

Total futures and forward currency contracts	$5,672,633	$5,007,167	$5,589,262	$(150,132)

For the three months ended September 30, 2010, the monthly average number of futures contracts bought and sold was 9,659 and 8,765, respectively, and the monthly average notional value of forward currency contracts traded was approximately $308,000,000.  Over the same period in 2009, the monthly average of futures contracts bought and sold was 3,233 and 2,814, respectively, and the monthly average notional value of forward currency contracts traded was approximately $106,000,000.

For the nine months ended September 30, 2010, the monthly average number of futures contracts bought and sold was 8,713 and 8,238, respectively, and the monthly average notional value of forward currency contracts traded was approximately $285,000,000.  Over the same period in 2009, the monthly average of futures contracts bought and sold was 2,600 and 2,385, respectively, and the monthly average notional value of forward currency contracts traded was approximately $62,000,000.

Concentration of Credit Risk

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange.

The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Master Fund’s assets at financial institutions and trading counterparties which the General Partner believes to be creditworthy. In addition, for OTC forward currency contracts, the Master Fund enters into master netting agreements with its counterparties. Collateral posted at the various counterparties for trading of futures and forward currency contracts includes cash and U.S. Treasury notes.

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”). The Master Fund’s concentration of credit risk associated with DB and MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the statements of financial condition plus the value of margin or collateral held by DB and MS.  The amount of such credit risk was $13,524,660 and $7,346,300 at September 30, 2010 and December 31, 2009, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements". The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

The Partnership invests substantially all of its assets in the Master Fund. Due to the nature of the Master Fund's business, its results of operations depend on the General Partner's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The General Partner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Master Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Master Fund, and its past performance is not necessarily indicative of future results. The General Partner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Master Fund has a better likelihood of being profitable than in others.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership raises additional capital only through the sale of Units of Limited Partnership Interests (“Interests”). Interests may be offered for sale as of the beginning of each month. Partnership capital may also be increased, via its investment in the Master Fund, by interest income and trading profits, if any. The Partnership does not engage in borrowing. Partnership assets not invested in the Master Fund are maintained in cash and cash equivalents at a bank account with JPMorgan Chase Bank, N.A. and are readily available to the Partnership. The Partnership may redeem any part or all of its limited partnership interest in the Master Fund at any month-end at the net asset value of the Master Fund.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures trading, the Master Fund’s assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Form 10.

RESULTS OF OPERATIONS

During its operations for the three and nine months ending September 30, 2010, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership’s trading, through its investment in the Master Fund, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2010

Total
Partners'
Month Ending:	Capital of the Partnership
September 30, 2010	$57,975,140
June 30, 2010	41,103,824
December 31, 2009	9,284,552

	Three Months	Nine Months
Change in Partners' Capital	$16,871,316	$48,690,588
Percent Change	41.05%	524.43%

THREE MONTHS ENDED SEPTEMBER 30, 2010

The increase in the Partnership’s net assets of $16,871,316 was attributable to subscriptions of $15,777,474 and, through its investment in the Master Fund, net income after profit share of $1,910,320 which was partially offset by withdrawals of $816,478.

For the three months ended September 30, 2010, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $2,593,510 from trading operations (including foreign exchange transactions and translations).  Management fees of $260,015, brokerage commissions of $49,840, selling commissions and platform fees of $233,505, administrative and operating expenses of $245,999 and custody fees of $2,467 were paid or accrued.  Of these expenses, $174,449 was borne by the General Partner.  The Master Fund allocated $116,832 in Profit Share to the General Partner in respect of the Partnership.  Interest income of $51,019 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $1,910,320.

An analysis of the Master Fund’s trading income (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.87%
Energies	-0.98%
Grains	-0.20%
Interest Rates	2.55%
Livestock	0.07%
Metals	0.29%
Softs	0.27%
Stock Indices	0.70%
Trading Gain	4.57%

NINE MONTHS ENDED SEPTEMBER 30, 2010

The increase in the Partnership’s net assets of $48,690,588 was attributable to subscriptions of $49,145,921 and, through its investment in the Master Fund, net income after profit share of $428,475 which was partially offset by withdrawals of $883,808.

For the nine months ended September 30, 2010, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $1,662,579 from trading operations (including foreign exchange transactions and translations).  Management fees of $511,223, brokerage commissions of $90,773, selling commissions and platform fees of $458,960, administrative and operating expenses of $360,200 and custody fees of $4,174 were paid or accrued.  Of these expenses, $219,510 was borne by the General Partner.  The Master Fund allocated $117,248 in Profit Share to the General Partner in respect of the Partnership.  Interest income of $88,964 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $428,475.

An analysis of the Master Fund’s trading income (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.15%
Energies	-2.99%
Grains	-0.64%
Interest Rates	12.74%
Livestock	-0.04%
Metals	-0.06%
Softs	-0.29%
Stock Indices	-5.40%
Trading Gain	4.47%

MANAGEMENT DISCUSSION – 2010

Three months ended September 30, 2010

Gains from trading interest rate futures, currency forwards and, to a lesser extent, stock index, metal and agricultural commodity futures well outpaced the loss from trading energy futures.

Fed Chairman Bernanke’s July statement that “the economic outlook is unusually uncertain” was reflected in the markets’ schizophrenic attitude toward risk during the quarter, swinging from risk seeking in July to risk aversion in August and back to risk seeking in September.

Long positions in U.S. and European notes and bonds, and in dollar short-term interest rate futures were very profitable in the third quarter, especially in July and August when investors were seeking safety and the Fed was emphasizing its intention to maintain low interest rates for an extended period.  Meanwhile, long Australian interest rate futures positions produced losses as the Reserve Bank of Australia raised official rates in response to a buoyant domestic economy.  Late in the quarter, concerns about tighter monetary policies and the need to finance large deficits led to higher yields, especially in euro instruments, thereby reducing earlier gains somewhat.

During the quarter, the threat of competitive devaluations, capital controls, currency interventions and trade wars became an almost daily part of official discussions and pronouncements.  The U.S., euro-zone, and Japan all seemed to be vying for the dubious honor of having the poorest outlook.  The dollar slid significantly versus commodity oriented, higher growth and high interest rate currencies.  Long positions were profitable in the currencies of Brazil, Columbia, Chile, Australia, Singapore, South Africa, and Turkey, as well as Japan, Sweden and Switzerland.  Turning to non-dollar cross rates, short euro positions versus the Czech koruna and Swedish krona units and a long Aussie dollar/short Canadian dollar trade were profitable.

Stock indices were volatile during the quarter, but favorable earnings reports, easy monetary policy, and, by September, some improvement in the worldwide growth outlook supported equity markets particularly near quarter-end.  Profits were generated from long stock index futures positions for Taiwan, Korea, India, Singapore, Germany and Sweden, and from more active trading of U.S. stock futures, while short positions in UK, Hong Kong, Spanish and Australian index futures produced small losses.

Gold and silver prices benefitted from the flight out of paper currencies and an improving optimism about economic growth, especially in Asia, which also boosted industrial metals.  Long positions in gold, silver, tin, copper and nickel produced profits, while short aluminum, lead and zinc positions sustained losses.

Supply/demand factors, including weather related crop disruptions, low inventories, and export curbs, were of paramount importance in agricultural markets.  Long positions in cotton, soybean meal and live cattle were profitable, but losses on short wheat, soybeans, soybean oil, corn and sugar positions, especially in July and August, offset most of those gains.

In the energy sector, trading of crude oil and products generated a loss that was only partially offset by profits from natural gas trading.

Three months ended June 30, 2010

Losses from trading stock index futures, currency forwards, energy futures, and to a lesser extent metal and agricultural commodity futures well outpaced the significant gains from trading interest rate futures.

While the quarter started on a positive note, several significant events in May, including the European debt crisis, the May 6 “flash crash,” weaker economic data from China, the sinking of a South Korea naval vessel, and the BP oil leak, triggered abrupt price moves and trend reversals that resulted in a sizable loss for the Master Fund, and ushered in a plethora of uncertainties that produced further erosion in net asset value during June.  Market participants wondered: Is inflation or deflation to be feared?  Is growth slowing temporarily or are we facing the second leg of a double-dip recession?  Will government fiscal policies focus on supporting aggregate demand or on reducing deficits and borrowing?  How will changes in financial regulations worldwide impact business growth potential?  How will the developed nation’s sovereign debt crisis play out?  In this environment, risk aversion, that had been absent in the prior two months, resurfaced unexpectedly in May and June.  Consequently, equity prices declined, commodity prices weakened, which put pressure on commodity and growth oriented currencies, and safe haven funds flowed into precious metals and into U.S., German, British and Japanese government securities.

The Master Fund entered the quarter with long positions in most stock index futures and, therefore, suffered losses from the global equity market sell-off as measured by the abrupt 15% drop in the MSCI World Equity Index that occurred between late April and late May.  Losses were broad-based and sustained from trading of U.S., European, Asian and South African indices.

Short dollar positions versus the growth oriented and commodity currencies of Australia, New Zealand, Brazil, Canada, Chile, Russia, India, Mexico, Singapore, Turkey, South Africa and Korea produced losses as traders reduced risky trades and sought safe haven U.S. dollars.  A long dollar position versus the euro was profitable.  Non-dollar cross rate trading was almost flat for the quarter.

Long positions in commodities were dealt a blow by weakened worldwide growth prospects.  For example, in May alone, the S&P GSCI Total Return Index, an unleveraged long only commodity index, was down 13.2%.

The energy sector was particularly hard hit, and long positions in Brent and WTI crude, heating oil, gas oil and reformulated gasoline blendstock (RBOB) were unprofitable.  Crude inventories were already high, particularly in the U.S., and currency and economic growth problems were enough to trigger a significant price drop.

Except for gold and silver which benefited from the flight to safety, long positions in metals were unprofitable.  Long positions in copper, nickel, aluminum and platinum (which traded like an industrial metal in May and June) generated losses.

Trading of agricultural and soft commodities was unprofitable.  In the grain sector, a short canola position sustained a loss as news of harvest shortage drove the price up about 11% during June.  According to the Canadian Canola Growers Association, Canada may harvest almost two million metric tons less canola than last year and exports may drop after floods reduced seeding and excessive moisture stressed the plants.  Also, prices of corn and various categories of wheat found support due to weather developments, leading to losses from short positions.  Short positions in coffee and sugar, and long positions in cotton, rubber and palm oil generated losses.  Meanwhile, a long position in cocoa was profitable as demand is outstripping supply for the fourth consecutive year and the weaker British pound has boosted the sterling-denominated benchmark cocoa contract.

Three months ended March 31, 2010

Profits from trading interest rate, energy, grain and metal futures and forward currency contracts, well outpaced the fractional losses sustained from trading equity, soft commodity and livestock futures.

At the start of the year the sustainability and robustness of incipient global growth was called into question amid signs that monetary policy was becoming less accommodative in China, India and other countries which had led the recovery.  Worries that fiscal stimulus in the developed world was winding down also weighed on growth prospects as did the looming Greek fiscal crisis.  Near quarter-end however, a string of positive economic statistics caused the outlook for economic expansion to brighten somewhat.

Against this background, interest rates eased and long positions in U.S., British and European note, bond and short-term interest rate futures were profitable.  On the other hand, short positions in Australian interest rate futures were profitable as the Reserve Bank of Australia continued to tighten policy to ward off feared inflation.

The burgeoning budget crisis in Greece weighed on the euro throughout the quarter and short euro positions relative to the Australian and New Zealand dollars, Hungarian forint, Polish zloty and Turkish lira were profitable.  More generally, long positions in high yielding and commodity currencies—Australian, New Zealand and Canadian dollars—versus a variety of currencies were profitable.  The U.S. dollar was not as weak as the euro but it did lose ground to the currencies of Australia, Canada, India, Columbia, Korea, Mexico and South Africa, producing profits from long positions in these currencies.

Equity trading was marginally negative although performance during the quarter and across countries was quite disparate.  Losses in January and February reflected the weaker economic outlook and signs of policy tightening.  March gains based on improving economic statistics largely offset those losses.  By country, long positions in U.S., U.K., Canada and parts of Europe were profitable, while long positions in Asia, Spain, Italy, Australia, Mexico and South Africa were unprofitable.

Natural gas continued to be in a bear market as increasing supplies from shale gas met decreasing demand and short natural gas futures positions were quite profitable.  Elsewhere in the energy complex, prices moved higher and long positions in crude oil products were somewhat profitable.

In the metals sector, gains from long nickel and aluminum positions modestly outweighed losses from long copper and zinc positions and a short lead trade.

Deflation was the story in agricultural markets.  Profits on short positions in corn and wheat outweighed losses on long positions in the soybean complex, cocoa and sugar where forecasts of large sugar harvests accelerated the down-move from record highs.

For the period from August 1, 2009 (commencement of operations)
to September 30, 2009

Total
Partners'
Month Ending:	Capital of the Partnership*
September 30, 2009	$3,047,312

*	Partners’ Capital of the Partnership at August 1, 2009 (commencement of operations) was $0.

PERIOD FROM AUGUST 1, 2009 (COMMENCEMENT OF OPERATIONS) TO SEPTEMBER 30, 2009

The increase in the Partnership’s net assets of $3,047,312 was attributable to subscriptions of $2,920,258 and, through its investment in the Master Fund, net income after profit share of $127,054.

For the period from August 1, 2009 (commencement of operations) to September 30, 2009, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $173,016 from trading operations (including foreign exchange transactions and translations).  Management fees of $5,951, brokerage commissions of $941, selling commission and platform fees of $5,944 and administrative and operating expenses of $22,163 were paid or accrued.  Of these expenses, $19,108 was borne by the General Partner.  The Master Fund allocated $31,764 in Profit Share to the General Partner in respect of the Partnership.  Interest income of $1,693 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $127,054.

An analysis of the Master Fund’s trading income (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	3.45%
Energies	-0.43%
Grains	0.38%
Interest Rates	1.31%
Livestock	0.10%
Metals	0.52%
Softs	0.76%
Stock Indices	1.97%
Trading Gain/(Loss)	8.06%

MANAGEMENT DISCUSSION – 2009

For the period from August 1, 2009 (commencement of operations) to September 30, 2009, the Master Fund posted a modest advance during August of 2009.  Gains from trading agricultural commodities led the way although trading of currencies, equities, interest rates and metals was also profitable.  Meanwhile, energy trading was approximately flat.

Long sugar positions were the most profitable position in August.  Sugar hit a 28-year high on supply worries.  India received inadequate rains during the monsoon season while Brazil was receiving too much rain delaying the harvest and reducing yields.  These weather-related supply factors, growing demand in Brazil for sugar to be turned into ethanol and bullish technical factors sent sugar soaring.  On the other hand, grain and livestock prices fell, making short positions in Chicago corn, Kansas City wheat, live hogs and cattle profitable.

Long positions in lead and copper were profitable in August.  The lead rally was supported by the threat of widespread closures of Chinese smelters after reports of lead poisoning of children.  China produces one-third of global lead and inventories were low.  Copper hit an 11-month high on improving economic data.  In the energy markets, profits on short natural gas positions were offset by small losses on long positions in Brent crude oil and reformulated gasoline feedstock (RBOB).

August of 2009 was a solid month for developed market equities despite a two day loss at month-end prompted by a sharp selloff in Chinese stocks.  Profits on long futures positions in European, U.S. and Australian indices outweighed losses on long Chinese and Hong Kong positions.  The interest rate sector was profitable due to long positions in British and U.S. short-term and longer-term futures.

In the currency markets, small losses on dollar trading were outweighed by gains in non-dollar crosses.  A short dollar position versus the New Zealand dollar was profitable, while short dollar positions relative to the British pound, Indian rupee and Mexican peso were unprofitable.  In crosses, long positions in the New Zealand and Australian dollars versus the Canadian, Swiss and Swedish currencies were profitable.

The financial markets led the way to profitable results in September 2009 while commodities had a limited impact.  Currencies were the most profitable portfolio sector on weakness of the dollar and other currencies versus higher yielding and commodity-based currencies.  Long stock index futures positions continued to contribute to performance as did long interest rate futures positions.

The dollar had been on a losing streak since stocks started rallying in March 2009 and the global appetite for risk started increasing.  The dollar became a low yielder and its weakness was partially attributable to the resurgence of the carry trade where dollars are sold and higher yielding currencies are bought.  The downtrend is also supported by movement toward commodity-based currencies as confidence in the world economy improved.  Short dollar positions versus the Australian and New Zealand dollars, Brazilian real, Colombian peso, South African rand, Korean won and Singapore dollar were profitable.  In non-dollar crosses, the same factors generated profits on long Australian dollar positions versus the Canadian dollar, euro and British pound and long New Zealand dollar positions versus the Canadian dollar, euro and Swiss franc.

The great stock market rally of 2009 continued in September with the exception in Japan where the strong yen pinched exporters.  Profits were generated on long positions in European, Asian and U.S. stock index futures.

Notwithstanding perceptions that the global economy has turned the corner, interest rates on government debt continued steady and long positions in German, U.S., British and Japanese interest rate futures – particularly on the short-term end of the duration spectrum – were profitable.

After rising and falling in tandem earlier in the year, stocks and commodities began to diverge, with commodity prices beginning to reflect the specific factors relevant to each market.  Overall, the commodity sector of the portfolio was close to flat.  Energy was slightly negative as the long downtrend in natural gas and uptrend in gasoline reversed and moderate losses were sustained on short natural gas and long gasoline positions.  Metals were slightly positive with gains on long positions in gold and silver (related to the weaker dollar), zinc and lead outweighing losses on long positions in copper, nickel and aluminum.  Agricultural commodities were positive.  Short positions in various wheat contracts and canola and long positions in cocoa were profitable.  Long positions in soybeans, soybean meal and sugar, and short positions in corn and coffee were unprofitable.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not engage in off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company as it invests substantially all of its assets in the Master Fund. The Master Fund’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within one year of the trade date and substantially all such contracts are held by the Master Fund for less than one year before being offset or rolled over into new contracts with similar maturities.  The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at September 30, 2010.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the General Partner of the Partnership, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Third Amended and Restated Limited Partnership Agreement, the Partnership may sell Interests at the beginning of each calendar month.  On July 1, 2010 and August 1, 2010 the Partnership sold Interests to new and existing limited partners of $6,245,901 and $4,013,963, respectively. Interests sold on September 1, 2010 are included in Form 8-K filed September 14, 2010. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

Each of the foregoing Interests were offered and sold only to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506 under the 1933 Act.

(c)  Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement, investors may redeem their Interests at the end of each calendar month at the then current month-end net asset value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

	Series A		Series B		Series C
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit
July 31, 2010	(385.276)	$1,001.39	-	$1,013.47	(178.229)	$1,016.07
August 31, 2010	(80.594)	1,044.34	(119.422)	1,058.49	-	1,061.40
September 30, 2010	(22.792)	1,066.57	(13.579)	1,081.68	-	1,084.91
Total	(488.662)		(133.001)		(178.229)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS-

The following exhibits are included herewith:

31.01 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.02 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.01 Section 1350 Certification of Co-Chief Executive Officer
32.02 Section 1350 Certification of Co-Chief Executive Officer
32.03 Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Millburn Ridgefield Corporation, General Partner

Date: November 15, 2010
/s/ Tod A. Tanis
Tod A. Tanis
Vice-President (Principal Accounting Officer)