Form 10-K
period 2010-12-31
Millburn Multi-Markets Fund L.P.
filed 2011-03-30
CIK 1468910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended:  December 31, 2010
or
☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number:  000-54028

MILLBURN MULTI-MARKETS FUND L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-4038497
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION
411 West Putnam Avenue
           Greenwich, Connecticut  06830
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   (203) 625-8211

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Limited Partnership Interests
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the year ended December 31, 2010 and the period from August 1, 2009 (commencement of operations) to December 31, 2009 with Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2010, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

Millburn Multi-Markets Fund L.P.  (the “Partnership”) is a limited partnership organized September 8, 2008 under the Delaware Revised Uniform Limited Partnership Act.  The Partnership commenced operations on August 1, 2009.  The Partnership is required, pursuant to its Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), to invest all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”), a Delaware limited partnership that began trading on October 20, 2004.  The Partnership is one of a number of investors in the Master Fund.  As of December 31, 2010, the Partnership’s partnership percentage in the Master Fund was approximately 37.43% of total partners' capital of the Master Fund.  The general partner and trading adviser of the Partnership and the Master Fund is Millburn Ridgefield Corporation, a Delaware corporation (the “General Partner”).

The Master Fund’s business is trading a diversified portfolio of futures, forward, swap and option contracts on currencies, metals, interest rate instruments, stock indices, energy and agricultural commodities.  The General Partner invests globally pursuant to its proprietary quantitative and systematic trading methodology, based upon signals generated from an analysis from price, price derivatives, fundamental and other quantitative data.  Approximately 30%-40% of the Master Fund’s trading, measured by the General Partner’s assessment of risk, is expected to take place in the currency markets.

The General Partner, to the exclusion of the investors in the Partnership (“Limited Partners”), conducts and manages the business of the Partnership and the Master Fund.  The Master Fund serves as a master fund for a non-U.S. investment vehicle managed by the General Partner and also permits direct investment by persons qualified to so invest, including qualified General Partner employees.

The General Partner was organized in May 1982 to manage discretionary accounts in futures and forward markets.  It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.  The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” since July 1, 1982 and as a “commodity trading advisor” since September 13, 1984 and is a member of the National Futures Association (“NFA”) since July 1, 1982.  The General Partner conducts all trading and investment activities through the Master Fund.  The Millburn Corporation, an affiliate of the General Partner, performs research, trading, technology, operations, fund accounting, tax, legal, compliance, human resources, and other administrative functions for the Partnership and the Master Fund and other commodity pools and investment partnerships managed by the General Partner.

The Partnership’s and the Master Fund’s fiscal year ends on December 31.

The Partnership will terminate upon the prior withdrawal, insolvency or dissolution of the General Partner or occurrence of any event legally requiring termination.

The Partnership is not a registered investment company or mutual fund.  Accordingly, investors in the Partnership do not have the protections afforded by the Investment Company Act of 1940, as amended.

(b)   Financial information about industry segments

The Partnership’s business constitutes only one segment, i.e., a speculative commodity pool.  The Partnership does not engage in sales of goods and services.  Financial information regarding the Partnership’s business is set forth in the Partnership’s Financial Statements included as Exhibit 13.01 to this report.

(c)   Narrative description of business

The Partnership, through the Master Fund, engages in the speculative trading of futures and forward currency contracts and may trade options thereon as well as swap contracts.  The Master Fund’s sole trading adviser is the General Partner.  The Master Fund trades in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market.  The General Partner makes trading decisions pursuant to its trading method, which includes technical trend analysis, certain non-trend-following technical systems, and money management principles, which may be revised from time to time.  The objective of the General Partner’s trading method is to (i) use trend-following models to participate in all major sustained price moves in the markets traded and (ii) simultaneously deploy shorter-term opportunistic models that may or may not take positions in the same direction as trend-following positions.  The General Partner’s approach is medium-term to long-term in nature.  The General Partner’s approach employs models that analyze data over a time spectrum from a few hours to multiple years.  A majority of trades generated by quantitative models may be unprofitable.  Their objective is to make a few large profits, more than offsetting their numerous but smaller losses.  Consequently, during periods in which no major price trends develop in a market, trend-following models are likely to incur substantial losses.  Similarly, during periods when market behavior is unsuitable for non-trend following models, such models are likely to incur substantial losses.

The General Partner is engaged in an ongoing research effort to improve its trading methods and to apply its quantitative analytic approach to new financial products.

Successful systematic futures trading depends on two factors: 1) development and selection of the trading systems used in each market and 2) allocation of portfolio risk among the markets available for trading.

Market environments change over time, and particular systems may perform well in one environment but poorly in another.  Likewise, market sectors and individual markets go through periods where systematic trading is very profitable and other periods where no system makes any money.

The goal of the General Partner’s research has been to develop and select a mix of trading systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range while allowing exposure to profitable opportunities.  Over more than 30 years, the General Partner has developed hundreds of trading systems.  These trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market, some non-price information or a combination thereof.

Of course, systems can be materially different — better in some periods and worse in others.  The main distinguishing features are the time-frame over which systems work (intra-day to long-term), the type of data fed into them (granularity [ticks to weeks/months], type [market or economic statistics], source [cash, futures or options markets generated data or government and industry generated statistical information]), and the objective of the system (profiting from trends, trading-ranges or volatility).  No single approach can be expected to work all the time.  Therefore, the General Partner’s objective is to have several approaches operating at all times.  Since the early 1980s, the General Partner has selected multiple systems for each market.

When arriving at the portfolio allocation, the General Partner seeks to maximize diversification, subject to liquidity constraints.  The markets traded and allocations are reviewed monthly, although changes may occur more or less frequently.  The following factors are considered in constructing a universe of markets to trade for the Master Fund:  anticipated profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs.  Once the universe of markets is established, the General Partner’s simulation techniques help determine which markets to include in the portfolio.  The current allocation to any market in the Master Fund’s portfolio does not exceed 2% of total market exposure.

Risk is a function of both price level and price volatility.  For example, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel.  Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range.  The General Partner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market.  Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market.  In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases.

The General Partner’s position-sizing models maintain overall portfolio risk and distribution of risk across markets within designated ranges.  The position-sizing model manages the position traded by each of the directional trading systems discussed above.  A secondary benefit of the position-sizing model can be timely profit taking.  Because markets tend to become more volatile after a profitable trend has been long underway, the position-sizing model often signals position reductions before trend reversals.

In addition, the General Partner’s risk management focuses on money management principles applicable to the portfolio as a whole rather than to individual markets.  The first principle is portfolio diversification which attempts to improve the quality of profits by reducing volatility.

Additional money management principles applicable to the portfolio as a whole include:  (1) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be higher or lower; (2) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions solely in the same market; and (3) changing the equity used for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

Another important risk management function is the careful control of leverage or total portfolio exposure.  Leverage levels are determined by simulating the entire portfolio — all markets, all systems, all risk control models, the exact weightings of the markets in the portfolio and the proposed level of leverage — over the past five or ten years to determine the portfolio’s simulated risk and return characteristics as well as the worst case experienced by the portfolio in the simulation period.  The worst case, or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high.  If the General Partner considers the drawdown too severe or the portfolio’s simulated volatility too high, it reduces the leverage or total portfolio exposure.  There are, however, no restrictions on the amount of leverage the Master Fund may use at any given time.

Decisions whether to trade a particular market require the exercise of judgment.  The decision not to trade certain markets for certain periods, or to reduce the size of a position in a particular market, may result at times in missing significant profit opportunities.

The General Partner employs discretion in the execution of trades where trader expertise plays a role in timing of orders and, from time to time, may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies.  The exercise of discretion (other than in trade execution) generally occurs only in response to unusual market conditions that may not have been factored into the design of the trading systems and is generally intended to reduce risk exposure.  Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

The Partnership’s units of limited partnership interest (“Units”) are issued in three series: Series A, Series B and Series C (each, a “Series”).  The sole differences among the Series are the fees applicable to each Series, and the “series” designation is an administrative, not a legal, distinction.  All Partnership fees and expenses, including those described below, are borne by the Partnership and are paid on behalf of, and allocated to, the Partnership at the Master Fund level.  All such fees and expenses paid at the Master Fund level are borne indirectly by Limited Partners as investors in the Partnership, but only to the extent those fees and expenses are properly allocable to such Limited Partners, pro rata on a Series by Series basis, as described herein.

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

The Partnership bears all of its own direct expenses, including, but not limited to, any taxes to which the Partnership is subject, regulatory fees, and interest charges, if any.

Series A, Series B and Series C Units are issued in order to account for different selling commissions and registered investment adviser (“RIA”) platform fees, if any, applicable to each Series.  Other than with respect to such selling commissions, RIA platform fees and the Profit Share calculation (described below), the Series are subject to the same fees, expenses and other terms of the Partnership and share in the profits and losses of the Partnership on a pro rata basis.

Series A Units are subject to an ongoing compensation charge to be paid to selling agents selling Units (“Selling Agents”) equal to 1/12 of 2% based on the month-end net asset value of such Series’ investment in the Master Fund prior to the reduction for any withdrawals, any accrued Profit Share, the Management Fee then being calculated, and ongoing compensation charge then being calculated (a 2% annual rate).

Series B Units sold through, and participating in, asset-based or fixed-fee RIA platforms, are charged a platform fee, but no ongoing compensation, to be paid to the Selling Agents selling such Units equal to 1/12 of 0.25% based on the month-end net asset value of such Series’ investment in the Master Fund prior to the reduction for any withdrawals, any accrued Profit Share, the Management Fee then being calculated, and ongoing platform fee then being calculated (a 0.25% annual rate).

Series C Units are not subject to any selling commissions, platform fees or ongoing compensation to Selling Agents.

All selling commissions, platform fees and ongoing compensation to be paid to Selling Agents are paid to the General Partner which in turn pays the Selling Agents.

The General Partner receives from the Master Fund a monthly “Management Fee” in respect of the Partnership’s investment in the Master Fund, on a Series attributable basis in the Master Fund, in an amount equal to 1/12 of 2% of the net asset value of such Series’ attributable investment in the Master Fund as of each month-end prior to reduction for any withdrawals (a 2% annual rate), prorated for partial months.

The General Partner’s “Profit Share” is calculated separately, with respect to Series A and Series B/C, as of the end of a fiscal year.  The Profit Share applicable to Series A equals 20% of any increase in trading profits attributable to Series A over the previous high point in such trading profits as of a date on which a Profit Share was paid with respect to Series A (or $0 if no Profit Share has been paid with respect to such Units).  The Profit Share attributable to Series B and Series C, calculated on an aggregate basis equals 20% of any increase in aggregate trading profits attributable to Series B and Series C over the previous high point in such trading profits as of a date on which a Profit Share was paid with respect to Series B and Series C (or $0 if no Profit Share has been paid with respect to such Units).

The General Partner’s Profit Share with respect to withdrawals made from the Master Fund as a result of redemptions of Units as of a month-end other than a fiscal year-end are computed and a corresponding allocation made to the General Partner as though the month-end were a fiscal year-end.

The General Partner is paid a monthly “Administration Fee” for administration services it provides, calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, Management Fees, amounts payable to Selling Agents and the Administration Fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets.

The Partnership bears its pro rata share of all of the Master Fund’s expenses, including, but not limited to, all expenses that the General Partner reasonably determines to be incurred in connection with the Master Fund’s investment activities, including brokerage commissions and electronic platform trading costs; any taxes to which the Master Fund is subject; regulatory fees; and interest charges.

A capital account will be established for each Unit and for the General Partner, and its initial balance is the amount of the initial price of such Unit and the initial capital contribution of the General Partner, respectively.  The net assets of the Partnership are determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the accounts in the ratio that each account bears to all accounts.

In connection with the Master Fund’s futures trading, the Master Fund currently executes and clears transactions through J.P. Morgan Futures Inc., Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Newedge USA, LLC, each a registered futures commission merchant, but may use other futures commission merchants or cease using any particular futures commission merchant at any time in the General Partner’s discretion.  The Master Fund currently engages in currency forward trading with Morgan Stanley & Co. Inc. and Deutsche Bank AG, which serve as the Master Fund’s prime brokers in connection with the Master Fund’s foreign currency forward trading, but may utilize the services of additional prime brokers or engage in such trading with other banks and dealers as well. If the Master Fund engages in any commodity swap trading, it intends to do so with highly creditworthy banks and dealers only.

The General Partner estimates that 90% or more of the Master Fund’s assets (inclusive of the Partnership’s investment in the Master Fund), including the assets used to satisfy margin and collateral requirements, will be invested in interest bearing cash equivalent instruments (e.g., U.S. government securities or securities issued by federal agencies).  All interest earned on such instruments purchased with Master Fund assets will accrue to the Master Fund.  The balance of the Master Fund’s assets will be held in cash in commodity brokerage accounts, bank accounts or other accounts in the name of the Master Fund and will be used for trading which requires cash for margin and to avoid daily buying and selling of government securities.  Neither the Partnership nor the Master Fund will make any loans; provided, however, that the Partnership and the Master Fund may purchase CFTC-authorized investments, including debt instruments, as described above.  The General Partner will not commingle the property of the Partnership or the Master Fund with the property of any other person or entity (the deposit of Partnership or Master Fund assets with banks, brokers and dealers for margin, collateral or otherwise not being deemed a prohibited commingling).

The Partnership will make no loans, whether by direct loan, commercial paper purchase or other form of loan; provided, however, that the Partnership may purchase certain debt securities.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership.  Should the General Partner’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.  In January 2011, the CFTC proposed a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract.  The General Partner believes that the proposed limits are sufficiently large that if adopted, they should not restrict the Master Fund’s trading strategy.

Currency forward contracts are not currently subject to regulation by any United States government agency.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  The mandates imposed by the Reform Act may result in the Master Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The Reform Act also amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in a such manner that the Master Fund may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market.  Rather, when the Reform Act goes into effect in July 2011, the Master Fund may be limited to engaging in “retail forex transactions” which could limit the Master Fund’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers.  Thus, limiting the Master Fund’s potential forward currency counterparties could lead to the Master Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  The “retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with whom the Master Fund may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Master Fund currently engages for its forward currency transactions.  Although the impact of requiring the Master Fund to conduct forward currency transactions in the “retail” market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.

(i)   through (xii) - not applicable.

(xiii)   the Partnership has no employees.

(d)   Financial information about geographic areas

The Partnership has no material operations in foreign countries although it trades on foreign exchanges and other non-U.S. markets.  The Partnership does not engage in sales of goods and services.

Item 1A.   Risk Factors

Not required.

Item 1B.   Unresolved Staff Comments

Not required.

Item 2.   Properties

The Partnership does not own or use any physical properties in the conduct of its business.  The General Partner or an affiliate perform administrative services for the Partnership from their offices.

Item 3.   Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which either the Partnership is a party or to which any of its assets are subject.  In addition there are no pending material legal proceedings involving the General Partner.

Item 4.   (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Market Information.

There is no trading market for the Units, and none is likely to develop.  Units may be redeemed upon  15 business days’ written notice to the General Partner at their net asset value as of the last day of any month, subject to certain early redemption charges.

(b)   Holders.

As of December 31, 2010, there were 970 holders of Series A Units, 127 holders of Series B Units and 41 holders of Series C Units.

(c)   Dividends.

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to the Partners.  No distributions have been made on the Units, and none are contemplated.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Units are sold on a monthly basis through the General Partner and selling agents retained by the General Partner to act as its agents.  Units were initially issued at $1,000 per Unit and thereafter at net asset value.  Between October 1, 2010 and December 31, 2010, the Partnership issued Units at monthly closings, as set forth in the following charts, to both new Limited Partners as well as to existing limited partners making additional investments.

Month	Number of Series A Units Sold	Dollar Amount of Series A Units Sold

October 1, 2010	3,674.8290	$3,919,471
November 1, 2010	4,439.4000	$4,860,971
December 1, 2010	8,992.0459	$9,490,090

Total	17,106.2749	$18,270,532

Month	Number of Series B Units Sold	Dollar Amount of Series B Units Sold

October 1, 2010	246.5600	$266,700
November 1, 2010	729.6430	$811,096
December 1, 2010	922.7680	$989,500

Total	1,898.9710	$2,067,296

Month	Number of Series C Units Sold	Dollar Amount of Series C Units Sold

October 1, 2010	23,723.4978	$25,738,000
November 1, 2010	1,293.8836	$1,442,969
December 1, 2010	446.8023	$480,749

Total	25,464.1837	$27,661,718

The foregoing Units were privately offered and sold only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506 of Regulation D under the 1933 Act, and with whom the Partnership, the General Partner or a selling agent acting on behalf of the General Partner has a pre-existing substantive relationship and with respect to whom it has been determined that Units are a suitable investment.

No underwriting discounts or underwriting commissions were paid in connection with such sales.  Selling Agent compensation is described above.

(f)   Purchases of Equity Securities by the Issuer.

Pursuant to the Limited Partnership Agreement, Limited Partners may redeem Units as of the end of each calendar month.  The redemption of Units by Limited Partners has no impact on other Limited Partners.

The following table summarizes Limited Partner redemptions of Series A, Series B and Series C Units during the fourth calendar quarter of 2010:

Series A Units

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2010	254.2600	$1,094.96
November 30, 2010	23.5200	$1,055.39
December 31, 2010	210.3826	$1,111.67

Total	488.1626

Series B Units

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2010	0	$1,111.64
November 30, 2010	0	$1,072.32
December 31, 2010	0	$1,131.26

Total	0

Series C Units

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2010	83.466	$1,115.22
November 30, 2010	0	$1,075.98
December 31, 2010	0	$1,135.40

Total	83.466

Item 6.   Selected Financial Data

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The amount of capital raised for the Partnership should not have a significant impact on its operations, as the Partnership and the Master Fund have no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and charges.  Within broad ranges of capitalization, the General Partner’s trading positions should increase or decrease in approximate proportion to the size of the Master Fund (in which the Partnership participates).

The Partnership raises additional capital only through the sale of Units and capital is increased through trading profits (if any).  Neither the Partnership nor the Master Fund engages in borrowing.

The Master Fund  trades futures and forward contracts, and may trade swap and options contracts, on interest rates, commodities, currencies, metals, energy and stock indices.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must (typically but not universally) rely solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 5% to 35% of an account’s net assets at exchange minimum margins (including imputed margins on forward and swap positions), although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The Master Fund controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

The financial instruments traded by the Master Fund contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the Master Fund’s satisfaction of the obligations may exceed the amount recognized in the statements of financial condition of the Master Fund.

Due to the nature of the Master Fund’s business, substantially all its assets are represented by cash, cash equivalents and United States government obligations, while the Master Fund maintains its market exposure through open futures and forward contract positions.

The Master Fund’s futures contracts are settled by offset and are cleared by the exchange clearinghouse function.  Open futures positions are marked to market each trading day and the Master Fund’s trading accounts are debited or credited accordingly.  Options on futures contracts are settled either by offset or by exercise.  If an option on a future is exercised, the Master Fund is assigned a position in the underlying future which is then settled by offset.  The Master Fund’s spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions or payment obligations and by cash payments.

The value of the Master Fund’s cash and financial instruments is not materially affected by inflation.  Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Master Fund’s debt securities to decline, but only to a limited extent.  More important, changes in interest rates could cause periods of strong up or down market price trends, during which the Master Fund’s profit potential generally increases.  However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, markets in which the Master Fund is likely to suffer losses.

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2010, the Master Fund experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Critical Accounting Estimates

The Master Fund records its transactions in futures and forward currency contracts, including related income and expenses, on a trade date basis.  Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Master Fund on the day with respect to which net assets are being determined.  Open forward currency contracts are recorded at fair value, based on pricing models  that consider the current market prices (“Spot Prices”) plus the time value of money (“Forward Points”) and contractual prices of the underlying financial instruments.  The Spot Prices and Forward Points for open forward currency contracts are generally based on the 3:00 P.M. New York time prices provided by widely used quotation service providers on the day with respect to which net assets are being determined.  The Forward Points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign currency contracts traded by the Partnership may be in between these periods.

The General Partner’s policy is to calculate the Forward Points for each contract being valued by determining the number of days from the date the forward currency contract is being valued to its maturity date and then using straight-line interpolation to calculate the valuation of Forward Points for the applicable forward currency contract.  The General Partner will also compare the calculated price to the forward currency prices provided by dealers to determine whether the calculated price is fair and reasonable.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements.  Based on the nature of the business and operations of the Partnership, the General Partner believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however actual results could differ from these estimates.  The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  The General Partner further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

The General Partner has advanced expenses incurred in connection with the organization of the Partnership and the initial offering of the Units.  The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments at 1/12 of 0.05% per month (0.05% per annum) of the Partnership’s month-end net asset value, beginning August 1, 2009. Actual organizational and initial offering costs in excess of this limitation will be absorbed by the General Partner.

Results of Operations

The Partnership’s success depends on the General Partner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy.  The General Partner’s trading methods are confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is its performance record.  Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Partnership, while, at the same time, its past performance is not necessarily indicative of future results.  Because of the speculative nature of the Master Fund’s trading, operational or economic trends have little relevance to the Partnership’s results.  The General Partner believes, however, that there are certain market conditions — for example, markets with strong price trends — in which the Partnership has a better opportunity of being profitable than in others.

2010

During 2010, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $8,370,502 from trading operations (including foreign exchange transactions and translations).  Management fees of $1,005,729, brokerage commissions of $178,062, selling commissions and platform fees of $774,365, administrative and operating expenses of $420,277 and custody fees of $7,378 were paid or accrued.  Of these expenses, $142,136 was borne by the General Partner.  The Master Fund allocated $1,254,093 in Profit Share to the General Partner in respect of the Partnership.  Interest income of $139,079 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $5,011,813.

 For the year ended December 31, 2010, the Master Fund achieved net realized and unrealized gains of $22,294,491 from trading operations (including foreign exchange transactions and translations).  Management fees of $2,072,410, brokerage commissions of $499,876, selling commissions and platform fees of $774,365, administrative and operating expenses of $815,543 and custody fees of $20,810 were paid or accrued.  Of these expenses, $297,108 were borne by the General Partner or an affiliate.  The Master Fund allocated $2,949,717 in Profit Share to the General Partner.  Interest income of $414,798 partially offset the Master Fund expenses resulting in a net income after profit share of $15,873,676.

An analysis of the Master Fund’s trading gain (loss) by sector for the year ended December 31, 2010 is as follows:

Sector	% Gain (Loss)
Currencies	2.45%
Energies	(2.61)%
Grains	1.57%
Interest rates	8.63%
Livestock	(0.02)%
Metals	1.57%
Softs	1.74%
Stock indices	(1.94)%

Total	11.39%

The Master Fund produced a gain for the full year 2010 as profits in the first third of the year and from late summer to year-end out distanced losses suffered when the European debt crisis was at its height between May and July.  Gains from trading interest rate futures led the way although trading of currencies, metals, grains, and soft commodity futures also generated attractive profits.  Meanwhile, energy and equity futures trading produced losses.

One persistent influence on market activity throughout the year was the U.S. Federal Reserve’s easy monetary policy as evidenced by near zero official short term interest rates and continuous liquidity injections via the first round of quantitative easing and the second round of quantitative easing.  Against this backdrop, long positions in U.S., British and European bond, note and short-term interest rate futures were highly profitable during the first three quarters of the year.  In the fourth quarter, however, concerns about massive government borrowing requirements in developed economies—underscored by the agonizing spread of the Euro periphery’s debt crisis—and future inflation triggered a substantial uptick in rates that led to widespread losses on long interest rate futures positions.  The fact that a number of countries including China, India and Australia tightened their monetary policies to combat incipient inflation added to upward interest rate pressures.

Foreign exchange trading was profitable with both dollar and non-dollar cross rate components generating gains.  In particular, short U.S. dollar positions versus growth-oriented and commodity currencies of countries such as Brazil, Columbia, India, Mexico, South Africa and Singapore were profitable.  In the cross rate component, short Euro positions relative to a variety of currencies registered gains as did a short Euro/long U.S. dollar trade.  Also, long Australian dollar positions against the Canadian, Swiss and Swedish units were profitable.

Long positions in gold and silver were profitable as they benefitted from the flight out of paper currencies whenever the Euro crisis flared and from improving optimism about growth toward year-end.  Trading of industrial metals, on the other hand, produced a small loss as industrial metal prices vacillated on the ebb and flow of growth prospects throughout the year although long positions in December were quite profitable as the outlook brightened.

The weak U.S. dollar, improving growth prospects, particularly in the fourth quarter, and supply concerns caused by a variety of weather conditions—too much or too little rain, too hot or not hot enough—boosted agricultural markets, producing gains from long positions in corn, wheat, rapeseed and the soybean complex.  Long coffee, cotton, crude palm oil and rubber trades were also profitable, while trading of cocoa and sugar produced small losses.

Energy trading was unprofitable as prices for crude oil and products oscillated without direction at least until late in the year when they began an advance.  Short natural gas positions did produce a modest gain that offset some of these losses.

Equity trading was negative, although performance across time and across countries was quite disparate.  During the first half of 2010 a number of significant events, including the growing recognition of the European debt crisis, worries about tighter policy from China, the May 6 “flash crash”, the North/South Korea confrontations and the sustainability of incipient global growth, produced losses from equity futures trading.  During the last 6 months as growth prospects improved and as the liquidity from the U.S. Federal Reserve underpinned confidence, gains from equity trading offset some of the earlier losses.  By country, long positions in Indian, Thai, Singaporean, Taiwanese, Korean, U.S., German and Swedish equity futures were profitable.  On the other hand, trading the equities of China, Hong Kong, Spain, Italy, Japan and Australia produced losses.

2009

The Partnership commenced operations on August 1, 2009.  For the five months ended December 31, 2009, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $320,837 from trading operations (including foreign exchange transactions and translations).  Management fees of $40,605, brokerage commissions of $6,536, selling commissions and platform fees of $38,527, administrative and operating expenses of $60,125, organizational costs of $1,015 and custody fees of $181 were paid or accrued.  Of these expenses, $49,520 were borne by the General Partner.  The Master Fund allocated $46,274 in Profit Share to the General Partner in respect of the Partnership.  Interest income of $8,163 partially offset the Master Fund expenses allocated to the Partnership resulting in a net income after profit share of $185,257.

 For the year ended December 31, 2009, the Master Fund achieved net realized and unrealized gains of $891,349 from trading operations (including foreign exchange transactions and translations).  Management fees of $415,845, brokerage commissions of $148,709, selling commissions and platform fees of $38,527, administrative and operating expenses of $352,795, organizational costs of $1,015 and custody fees of $9,787 were paid or accrued.  Of these expenses, $232,249 were borne by the General Partner or an affiliate.  The Master Fund allocated $157,898 in Profit Share to the General Partner.  Interest income of $447,081 partially offset the Master Fund expenses resulting in a net income after profit share of $446,103.

An analysis of the Master Fund’s trading gain (loss) by sector for the year ended December 31, 2009 is as follows:

Sector	% Gain (Loss)
Currencies	1.67%
Energies	(1.47)%
Grains	(1.10)%
Interest rates	(1.21)%
Livestock	0.25%
Metals	(0.47)%
Softs	0.16%
Stock indices	2.29%

Total	0.12%

            The Master Fund produced an overall gain during 2009.  Gains from trading stock index and livestock futures and non-dollar currency crosses outweighed losses from trading energy, interest rate, metal, and grain futures and dollar currency forwards.

From January into early March, in the wake of the subprime crisis and subsequent credit crunch and amidst concern about the leadership of U.S. economic policy following the elections, economic activity was slowing precipitously worldwide.  In this environment, stock indices and commodity prices were falling. Also, as risk aversion remained widespread, a flight to safety and quality produced a rising U.S. dollar, declining high yield currencies, and a flood of funds into government fixed income instruments, and highly liquid investments.  Broadly speaking, these conditions had persisted from October 2008 into early March 2009.  Consequently, the Master Fund’s short stock index, short commodity, long dollar, and long interest rate futures positions were profitable early in 2009.

Around March 10, market participants’ attitudes seemed to change abruptly.  First, equity prices rose.  Then commodity prices moved upward.  Also, the U.S. dollar started to fall and longer term interest rates rose.  The positions which had been profitable for so long began to generate losses.  These positions were reduced gradually as the General Partner’s models processed the new data.  However, since trend following strategies accounted for over two-thirds of the program models and since the average trade duration of trend strategies is over 6 months, it was not until the summer when the positions were reduced, completely closed and, in many instances, reversed.

During the third quarter of 2009, the financial markets led the way to profitable results.  Short positions in the U.S. dollar and a number of other currencies versus higher yielding and commodity based currencies were profitable.  Long stock index futures positions and long interest rate futures positions added to the gains.  The weak U.S. dollar also led to gains from long positions in precious metals.  In the agricultural sector, short wheat and long sugar trades were profitable.

During the fourth quarter of 2009, improving economic prospects, especially in the U.S. and Asia led to gains from long stock index futures positions in the U.S., South Africa, Norway and Asia-ex Japan.   This growth improvement produced profits from long precious and industrial metals positions, but also led to higher interest rates which brought losses from long interest rate futures positions. Long positions in sugar and cotton were profitable, but as grain prices rose, reversing earlier downtrends, long grain positions lost money.

Off-Balance Sheet Arrangements

Neither the Partnership nor the Master Fund engages in off-balance sheet arrangements with other entities.

Contractual Obligations

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business, through its investment in the Master Fund, is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities.   The Partnership’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Master Fund's open future and forward currency contracts, both long and short, at December 31, 2010.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.   Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal year ended December 31, 2010 and the period from August 1, 2009 (commencement of operations) to December 31, 2009, as required by this item, is included as Exhibit 13.01 to this report.  Supplementary data is not required.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

The General Partner, with the participation of the General Partner’s principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the fiscal year covered by this Annual Report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a, b)  Identification of Directors and Executive Officers

The Partnership has no directors or executive officers.  The Partnership is controlled and managed by the General Partner.

The General Partner is a Delaware corporation organized in May 1982 to manage discretionary accounts in futures and forward markets.  It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

The principals and senior officers of the General Partner as of December 31, 2010 are as follows:

Harvey Beker, age 57.  Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the General Partner and The Millburn Corporation.  He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities, brokerage and securities firm of Clayton Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners.  During his tenure at the General Partner (including its affiliates, Millburn Partners and CommInVest) he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982.  Mr. Beker became registered with NFA as an Associated Person of the General Partner effective November 25, 1986.  Additionally, he became listed with NFA as a principal and registered with NFA as an Associated Person of The Millburn Corporation effective February 8, 1984 and May 23, 1989, respectively.  Mr. Beker was listed with NFA as a Principal and registered with NFA as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Gregg R. Buckbinder, age 52.  Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the General Partner and The Millburn Corporation.  He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business.  Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.  Mr. Buckbinder became listed with NFA as a Principal of the General Partner effective February 5, 1999.  He became listed with NFA as a Principal of The Millburn Corporation effective March 23, 1998.  Mr. Buckbinder became a partner in ShareInVest in January 2000.  Mr. Buckbinder was also listed with NFA as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

George E. Crapple, age 66.  Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the General Partner and The Millburn Corporation.  In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with the law firm of Sidley & Austin, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the General Partner in June 1976 and joined the General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis.  He became a partner in ShareInVest in April 1984.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association, a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (“FIA”).  Mr. Crapple became listed with NFA as a Principal and registered with NFA as an Associated Person of the General Partner effective September 13, 1984 and April 2, 1988, respectively.  Additionally, he became listed with NFA as a Principal and registered with NFA as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively.  He was also listed with NFA as a Principal and registered with NFA as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 41. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner and The Millburn Corporation.  Prior to joining the General Partner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999-January 2004) where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996-September 1999).  He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal.  Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management.  Mr. Felsenthal is a member of the New York State Bar (since August 1997), former Chairman of the hedge fund industry group Managed Funds Association CPO/CTA Advisory Committee (November 2006 to June 2010) and is currently a member of the Steering Committee of the Management Funds Association CPO/CTA Forum (since June 2010), a member of the Editorial Board of the Journal of Securities Law, Regulation and Compliance (since February 2007) and a faculty member of the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009).  Mr. Felsenthal became listed with NFA as a Principal of the General Partner and The Millburn Corporation effective June 24, 2004.  Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 63.  Mr. Fitzsimmons is a Senior Vice-President of the General Partner and The Millburn Corporation.  His responsibilities include both business development and investment strategy.  He joined the General Partner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990.  From September 1977 to October 1987 he was with the financial institution Chemical Bank New York Corporation (“Chemical”) first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From September 1973 to September 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.  Mr. Fitzsimmons became listed with NFA as a Principal and registered with NFA as an Associated Person of the General Partner effective July 2, 1993, and April 15, 2009, respectively.  He became listed with NFA as a Principal and registered with NFA as an Associated Person of The Millburn Corporation effective June 20, 1995 and October 12, 1992, respectively.  Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000.  Mr. Fitzsimmons was listed with NFA as a Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 53.  Mr. Goodman is Executive Vice-President, Director of Trading and a member of the Research Committee of the General Partner and The Millburn Corporation.  Mr. Goodman joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading.  His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems.  From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”).  At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to futures markets.  Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  Mr. Goodman became listed with NFA as a Principal and registered with NFA as an Associated Person of the General Partner effective December 19, 1991 and May 23, 1989, respectively.  He also became listed with NFA as a Principal and registered with NFA as an Associated Person of The Millburn Corporation effective June 20, 1995 and April 5, 1989, respectively.  He became a partner in ShareInVest in January 1994.  Mr. Goodman was listed with NFA as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Dennis B. Newton, age 59. Mr. Newton is a Senior Vice-President of the General Partner and The Millburn Corporation.  His primary responsibilities are in administration and business development.  Prior to joining the General Partner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc. (“Phoenix”), from March 1990 to June 1991.  Mr. Newton was listed with NFA as a Principal of Phoenix Asset Management, Inc. and Phoenix beginning in June 1990 and April 1990, respectively, and, although he left the firms in August 1991 and June 1991, respectively, his registration as a Principal was not withdrawn until January 1992 and November 1992, respectively.  Mr. Newton was registered with NFA as an Associated Person of Phoenix from May 1990 until June 1991 and of Phoenix Asset Management, Inc. from May 1990 until January 1992 (although he left the firm prior to that date, in August 1991).  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with the brokerage firm of Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc.  Until March 1990, he was registered with NFA as an Associated Person with Prudential Equity Group LLC (beginning in October 1987), and was listed with NFA as a Principal of the commodity pool operator Seaport Futures Management, Inc. (“Seaport”) (beginning in January 1989) and Prudential Securities Futures Management, Inc. (beginning in June 1989).  Mr. Newton was a Director of Seaport, and his responsibilities at Seaport, Prudential-Bache, Prudential Securities Futures Management, Inc. and Prudential Equity Group LLC included the organization and marketing of public commodity pools.  Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.  Mr. Newton was registered with NFA as an Associated Person (March 1981 — October 1987) of Heinold Commodities Inc.  Mr. Newton was registered with NFA as an Associated Person of Heinold beginning in January 1986 and was listed with NFA as a Principal of Heinold beginning in February 1986.  Although Mr. Newton left Heinold in October 1987, his registration as an Associated Person and his listing as a Principal were not withdrawn until November 1987).  Mr. Newton joined the General Partner as an Associated Person in May 1991, and then joined the General Partner and its affiliates on a full-time basis in September 1991.  Mr. Newton became listed with NFA as a Principal and registered with NFA as an Associated Person and branch office manager of the General Partners effective May 14, 1997, May 30, 1991 and December 16, 1991, respectively.  He also became listed with NFA as Principal of The Millburn Corporation effective May 5, 2004.

Grant N. Smith, age 59.  Mr. Smith is Executive Vice-President and Director of Research of the General Partner and The Millburn Corporation.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975.  While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time.  Mr. Smith became listed with NFA as a Principal and registered with NFA as an Associated Person of the General Partner, effective December 19, 1991 and April 15, 2009, respectively.  He became listed with NFA as a Principal and registered with NFA as an Associated Person of The Millburn Corporation effective June 20, 1995 and May 21, 1992, respectively.  Mr. Smith became a partner in ShareInVest in January 1994.  He also was listed with NFA as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Tod A. Tanis, age 56. Mr. Tanis is a Vice President and Principal Accounting Officer of the General Partner and The Millburn Corporation.  He is responsible for overseeing operations and accounting for the firm’s commodity pools.  He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the General Partner and The Millburn Corporation in May 1983.  Prior to joining the General Partner and its affiliates, he was with the brokerage firm of E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979.  As a Manager at E.F. Hutton, he was responsible for all internal and external commodity reporting.  Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with the brokerage firm of Merrill Lynch & Company from September 1976 to May 1978.  Mr. Tanis became listed with NFA as a Principal of the General Partner and The Millburn Corporation effective July 14, 2004.

None of the individuals listed above currently serves as a director of a public company.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a, b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)  Promoters and Control Persons

The General Partner, as the organizer of the Partnership, is a promoter within the meaning of 1(i) of the definition of “promoter” set forth in Regulation 12b-2 of the Securities Exchange Act of 1934, as amended.  The General Partner has not received, and is not entitled to receive, anything of value from the Partnership in connection therewith other than reimbursement of up to the full amount of its out of pocket expenses of $191,967 in connection with the organization of the Partnership and the initial offering of the Units.

(h)  Code of Ethics

The Partnership has no employees, officers or directors and is managed by the General Partner.  The General Partner has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer.  A copy of this Executive Code of Ethics may be obtained at no charge by written request to Millburn Ridgefield Corporation, 411 West Putnam Avenue, Greenwich, Connecticut 06830 or by calling 203-625-8211 (ask for Client Services).

(i)   Audit Committee Financial Expert

Because the Partnership has no employees, officers or directors, the Partnership has no audit committee.  The Partnership is managed by the General Partner.  Gregg Buckbinder serves as the General Partner’s “audit committee financial expert.”  Mr. Buckbinder is not independent of the management of the General Partner.  The General Partner is a privately owned corporation managed by its shareholders.  It has no independent directors.

Item 11.  Executive Compensation

The Partnership has no directors, officers or employees.  None of the directors, officers or employees of the General Partner receive compensation from the Partnership.  The Partnership invests all of its assets in the Master Fund.  The General Partner makes all trading decisions on behalf of the Master Fund.  The General Partner receives monthly management fees of 0.0833 of 2% of the Master Fund’s net assets and an annual profit share of 20% of any new trading profit.  The General Partner is also paid a monthly administration fee equal to 0.05% per annum of net assets.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

All of the Partnership’s general partner interest is held by the General Partner.

(b)   Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership is required to invest all its assets in the Master Fund.  The General Partner has discretionary authority over the Master Fund’s trading.  As of December 31, 2010, the General Partner’s interest was valued at $1,447,561, which constituted 1.3% of the Partnership’s capital as of December 31, 2010.

As of December 31, 2010, no directors or executive officers of the General Partner own beneficially Units in the Partnership.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid to the General Partner $1,005,729 in management fees, and $1,254,093 in profit share for the year ended December 31, 2010.  The General Partner’s capital interest was allocated net income of $37,402 for the year ended December 31, 2010.  The Partnership paid to the General Partner $40,605 in management fees and $46,274 in profit share for the period ended December 31, 2009.  The General Partner’s capital interest was allocated net income of $159 for the period ended December 31, 2009. The General Partner has advanced expenses incurred in connection with the organization of the Partnership and the initial offering of the Units.  The total amount advanced by the General Partner was $191,967.  The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments, beginning August 1, 2009; provided, however, that to the extent the reimbursement amount of such organizational and initial offering costs exceeds in the aggregate for any month 1/12 of 0.05% of the Partnership’s month-end net asset value (a 0.05% annual rate), such excess will not be reimbursed to, but will be borne by, the General Partner.  For the year ended December 31, 2010 and the period from August 1, 2009 (commencement of operations) to December 31, 2009, such costs incurred were $25,277 and $1,015, respectively.

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the year ended December 31, 2010 and the period from August 1, 2009 (commencement of operations) to December 31, 2009 were approximately $25,000 and $19,000, respectively.

(2)           Audit-Related Fees

The aggregate fees rendered by Deloitte & Touche LLP for internal control consulting services for the benefit of the Partnership for the year ended December 31, 2010 and the period from August 1, 2009 (commencement of operations) to December 31, 2009 were approximately $0 and $21,000, respectively.

(3)           Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the year ended December 31, 2010 and the period from August 1, 2009 (commencement of operations) to December 31, 2009.

(5)           Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2010 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

With respect to the Partnership:

Affirmation of Millburn Ridgefield Corporation
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Statements of Operations
Statements of Changes in Partners’ Capital
Statements of Financial Highlights
Notes to Financial Statements

With respect to the Master Fund:

Affirmation of Millburn Ridgefield Corporation
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Condensed Schedules of Investments
Statements of Operations
Statements of Changes in Partners’ Capital
Statements of Financial Highlights
Notes to Financial Statements

(a)(2)   Financial Statement Schedules

All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2010 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

The following exhibits were filed by the Partnership as a part of its Registration Statement on Form 10 (Reg. No. 000-54028) on June 30, 2010 and are incorporated herein by reference.

Exhibit Number	Description of Document

3. 1	Certificate of Formation of Millburn Multi-Markets Fund L.P.

10.1	Third Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

The following exhibit was filed by the Partnership as a part of Amendment No. 1 to Registration Statement on Form 10 (Reg. No. 000-54028) on August 27, 2010 and is incorporated herein by reference.

4.1	Third Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Fund L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2011.

MILLBURN MULTI-MARKETS FUND L.P.

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Harvey Beker	Co-Chief Executive	March 30, 2011
Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 30, 2011
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2011
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 30, 2011
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2010 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

The following exhibits were filed by the Partnership as a part of its Registration Statement on Form 10 (Reg. No. 000-54028) on June 30, 2010 and are incorporated herein by reference.

Exhibit Number	Description of Document

3. 1	Certificate of Formation of Millburn Multi-Markets Fund L.P.

10.1	Third Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

The following exhibit was filed by the Partnership as a part of Amendment No. 1 to Registration Statement on Form 10 (Reg. No. 000-54028) on August 27, 2010 and is incorporated herein by reference.

4.1	Third Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Fund L.P.