Form 10-Q
period 2011-03-31
Millburn Multi-Markets Fund L.P.
filed 2011-05-16
CIK 1468910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 2011

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-54028

MILLBURN MULTI-MARKETS FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	26-4038497
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION
411 West Putnam Avenue
Greenwich, Connecticut  06830

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (203) 625-8211

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

Yes ☐        No ☒

PART I. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.
Financial statements
For the three months ended March 31, 2011 and 2010 (unaudited)

Statements of Financial Condition (a)	3
Statements of Operations (b)	4
Statements of Changes in Partners' Capital (b)	5
Statements of Financial Highlights (b)	6
Notes to Financial Statements	8

(a) At March 31, 2011 (unaudited) and December 31, 2010

(b) For the three months ended March 31, 2011 and 2010 (unaudited)

Millburn Multi-Markets Fund L.P.
Statements of Financial Condition (UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS
Investment in Millburn Multi-Markets Trading L.P. (the "Master Fund")	$138,113,361	$111,327,838
Due from the Master Fund	244,262	233,876
Cash	14,623,623	7,916,721
TOTAL	$152,981,246	$119,478,435

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$14,622,947	$7,766,045
Capital withdrawal payable	244,262	233,876
Due to the Master Fund	676	150,676
Total liabilities	14,867,885	8,150,597

PARTNERS' CAPITAL:
General Partner	1,439,877	1,447,561

Limited Partners:
Series A (81,600.1729 and 64,756.6985 units outstanding)	89,300,419	71,988,161
Series B (7,517.3051 and 5,662.0645 units outstanding)	8,409,617	6,405,290
Series C (34,681.1702 and 27,731.8983 units outstanding)	38,963,448	31,486,826
Total limited partners	136,673,484	109,880,277
Total partners' capital	138,113,361	111,327,838

TOTAL	$152,981,246	$119,478,435

NET ASSET VALUE PER UNIT OUTSTANDING
Series A	$1,094.37	$1,111.67
Series B	$1,118.70	$1,131.26
Series C	$1,123.48	$1,135.40

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31,	March 31,
	2011	2010
NET INVESTMENT LOSS ALLOCATED FROM THE MASTER FUND
INCOME — interest income	$75,755	$10,900

Expenses:
Management fees	646,348	76,835
Brokerage commissions	106,770	13,659
Selling commissions and platform fees	426,345	70,043
Administrative and operating expenses	199,386	51,001
Custody fee and other expenses	5,320	503
Total expenses	1,384,169	212,041

Operating expenses borne by General Partner	(19,553)	(31,347)

Net expenses	1,364,616	180,694

Net investment loss allocated from the Master Fund	(1,288,861)	(169,794)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains on closed positions:
Futures and forward currency contracts	2,976,474	454,080
Foreign exchange translation	(23,883)	-
Net change in unrealized:
Futures and forward currency contracts	(3,747,171)	688,520
Foreign exchange translation	24,482	2,786
Net gains (losses) from U.S. Treasury notes:
Realized	3,031	-
Net change in unrealized	4,063	(529)

Total net realized and unrealized gains (losses) allocated from the Master Fund	(763,004)	1,144,857

NET INCOME (LOSS)	(2,051,865)	975,063

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	983	194,910

NET INCOME (LOSS) AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND	$(2,052,848)	$780,153

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statements of Changes in Partners' Capital (UNAUDITED)
For the three months ended March 31, 2011 and 2010

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2010	$1,447,561	$71,988,161	64,756.6985	$6,405,290	5,662.0645	$31,486,826	27,731.8983	$111,327,838

Capital contributions	-	19,155,058	17,140.7920	2,313,000	2,031.6546	7,896,987	6,949.2719	29,365,045
Capital withdrawals	-	(327,803)	(297.3176)	(198,871)	(176.4140)	-	-	(526,674)
Net loss after profit share	(7,684)	(1,514,997)	-	(109,802)	-	(420,365)	-	(2,052,848)
PARTNERS' CAPITAL — March 31, 2011	$1,439,877	$89,300,419	81,600.1729	$8,409,617	7,517.3051	$38,963,448	34,681.1702	$138,113,361

Net Asset Value per Unit at March 31, 2011			$1,094.37		$1,118.70		$1,123.48

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2009	$10,159	$8,589,976	8,081.4364	$381,711	357.9807	$302,706	283.6015	$9,284,552

Capital contributions	-	8,974,499	8,574.1123	881,700	834.8860	255,000	240.1472	10,111,199
Capital withdrawals	-	(32,140)	(29.3034)	(10,648)	(9.6394)	-	-	(42,788)
Net income after profit share	514	703,508	-	54,318	-	21,813	-	780,153
PARTNERS' CAPITAL — March 31, 2010	$10,673	$18,235,843	16,626.2453	$1,307,081	1,183.2273	$579,519	523.7487	$20,133,116

Net Asset Value per Unit at March 31, 2010			$1,096.81		$1,104.67		$1,106.48

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended March 31, 2011

The following information presents per unit operating performance data for each series for the three months ended March 31, 2011.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,111.67	$1,131.26	$1,135.40

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(12.94)	(8.22)	(7.56)
Total trading and investing losses (1)	(4.36)	(4.65)	(4.29)

Net loss before profit share allocation from the Master Fund	(17.30)	(12.87)	(11.85)

Profit share allocation from the Master Fund (1) (7)	0.00	0.31	(0.07)

Net loss from operations after profit share allocation from the Master Fund	(17.30)	(12.56)	(11.92)

NET ASSET VALUE PER UNIT — End of period	$1,094.37	$1,118.70	$1,123.48

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND	(1.52)%	(1.09)%	(1.03)%

PROFIT SHARE ALLOCATION FROM THE MASTER FUND	(0.04)	(0.02)	(0.02)

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND	(1.56)%	(1.11)%	(1.05)%

Ratios to average net asset value:
Expenses (3) (4) (5) (6)	4.91%	3.15%	2.90%

Profit share allocation from the Master Fund (2) (7)	0.00	(0.03)	0.01

Total expenses	4.91%	3.12%	2.91%

Net investment loss (3) (4) (5) (6)	(4.66)%	(2.90)%	(2.65)%

(1)
The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not annualized.
(3)	Annualized.
(4)	Excludes profit share allocation from the Master Fund.
(5)
Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner of the Partnership and General Partner of the Master Fund. For the three months ended March 31, 2011, the ratios are net of the 0.02% effect of the voluntary waivers of operating expenses (not annualized).

(6)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(7)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended March 31, 2010

The following information presents per unit operating performance data for each series for the three months ended March 31, 2010.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,062.93	$1,066.29	$1,067.37

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Total trading and investing gains (1)	59.82	60.94	58.17
Net investment loss (1)	(12.37)	(7.72)	(7.02)

Net income before profit share allocation from the Master Fund	47.45	53.22	51.15

Profit share allocation from the Master Fund (1)	(13.57)	(14.84)	(12.04)

Net income from operations after profit share allocation from the Master Fund	33.88	38.38	39.11

NET ASSET VALUE PER UNIT — End of period	$1,096.81	$1,104.67	$1,106.48

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND	4.46%	4.99%	4.79%

PROFIT SHARE ALLOCATION FROM THE MASTER FUND	(1.27)	(1.39)	(1.13)

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND	3.19%	3.60%	3.66%

Ratios to average net asset value:
Expenses (3)(4)(5)(6)	4.95%	3.18%	2.94%
Profit share allocation from the Master Fund (2)	1.27%	1.39%	1.13%

Total expenses	6.22%	4.57%	4.07%

Net investment loss (3)(4)(5)(6)	(4.64)%	(2.88)%	(2.62)%

(1)
The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not annualized.
(3)	Annualized.
(4)	Excludes profit share allocation from the Master Fund.
(5)
Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner of the Partnership and General Partner of the Master Fund. For the period ended March 31, 2010, the ratios are net of the 0.21% effect of the voluntary waivers of operating expenses (not annualized).

(6)	Includes the Partnership's proportionate share of income and expense allocated from the Master Fund.

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Market Fund L.P.’s (the “Partnership”) financial condition at March 31, 2011 (unaudited) and December 31, 2010 and the results of its operations for the three months ended March 31, 2011 and 2010 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2010 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

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

The Income Taxes topic of the Financial Accounting Standards Board Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of a tax position if that position is more likely than not of not being sustained on audit based on the technical merits of the position. Based on a review of the Partnership’s open tax year, 2009 and 2010, for the U.S. Federal jurisdiction, the New York and Connecticut state jurisdictions, and the New York City jurisdiction, it did not have an impact on the Partnership. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for the fiscal year 2010.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2011 and December 31, 2010 was 43.80% and 37.43%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital. For the three months ended March 31, 2011 and 2010, Millburn Ridgefield Corporation (the “General Partner”) chose to directly bear operating expenses in excess of 1/2 of 1% of average net assets of the Partnership’s average month-end partners’ capital.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides, calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets.  The Partnership is allocated its pro rata portion of the administration fee which is charged at the Master Fund level. As of March 31, 2011 and December 31, 2010, $112,768 and $73,244, respectively, was payable by the Master Fund to the General Partner and is included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

The General Partner has advanced expenses incurred in connection with the organization of the Partnership and the initial offering of the units of limited partnership (“Units”).  The total amount advanced by the General Partner was $191,967.  The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments, beginning August 1, 2009; provided, however, that to the extent the reimbursement amount of such organizational and initial offering costs exceeds in the aggregate for any month 1/12 of 0.05% of the Partnership’s month-end net asset value (a 0.05% annual rate), such excess will not be reimbursed to, but will be borne by, the General Partner.  For the three months ended March 31, 2011 and 2010, costs incurred were $16,349 and $1,923, respectively, and are included in "administrative and operating expenses" in the Master Fund's Statements of Operations.  Further, as of March 31, 2011 and December 31, 2010, $21,064 and $25,277, respectively, were payable by the Master Fund to the General Partner as reimbursement for such costs and are included in “accrued expenses” in the Master Fund’s Statement of Financial Condition.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At March 31, 2011 and December 31, 2010, no redemption charges were owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the quarter. Weighted average number of units of each series is detailed below.

	Three months ending March 31,
	2011	2010
Series A	75,676.962	12,956.107
Series B	7,023.091	891.029
Series C	32,247.613	482.786

Millburn Multi-Markets Trading L.P.
Financial statements
For the three months ended March 31, 2011 and 2010 (unaudited)

Statements of Financial Condition (a)	11
Condensed Schedules of Investments (a)	12
Statements of Operations (b)	16
Statements of Changes in Partners' Capital (b)	17
Statements of Financial Highlights (b)	18
Notes to Financial Statements	20

(a) At March 31, 2011 (unaudited) and December 31, 2010

(b) For the three months ended March 31, 2011 and 2010 (unaudited)

Millburn Multi-Markets Trading L.P.
Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2011	2010
Assets
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes−at fair value (amortized cost $70,650,540 and $51,569,250)	$70,688,925	$51,585,010
Net unrealized appreciation on open futures and forward currency contracts	5,008,430	13,312,178
Due from brokers	7,277,916	3,146,214
Cash denominated in foreign currencies (cost $3,629,045 and $2,353,889)	3,653,269	2,324,160
Total equity in trading accounts	86,628,540	70,367,562

INVESTMENTS IN U.S TREASURY NOTES−at fair value (amortized cost $213,281,249 and $218,631,689)	213,312,970	218,671,298
CASH AND CASH EQUIVALENTS	16,905,826	14,383,754
ACCRUED INTEREST RECEIVABLE	500,771	476,291
DUE FROM MILLBURN MULTI-MARKETS LTD.	578	712
DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	676	150,676
TOTAL	$317,349,361	$304,050,293

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$585,838	$-
Cash denominated in foreign currencies (cost $0 and -$251,028)	-	248,557
Capital contributions received in advance	226,674	884,835
Capital withdrawal payable	271,262	4,726,525
Management fee payable	432,858	418,270
Selling commissions payable	150,424	122,477
Accrued expenses	300,102	122,002
Commissions and other trading fees on open futures contracts	78,751	67,334
Due to General Partner	441	684
Total liabilities	2,046,350	6,590,684

PARTNERS' CAPITAL	315,303,011	297,459,609

TOTAL	$317,349,361	$304,050,293

See notes to financial statements

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
March 31, 2011

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.73%	$2,300,815
Grains	0.61	1,916,461
Interest rates:
2 Year U.S. Treasury Note (604 contracts, expiration date 06/30/2011)	(0.12)	(363,144)
Other interest rates	(0.11)	(359,441)
Total interest rates	(0.23)	(722,585)

Livestock	0.43	1,363,770
Metals	0.00	3,880
Softs	(0.16)	(517,348)
Stock indices	0.90	2,843,160
Total long futures contracts	2.28	7,188,153

Short futures contracts:
Energies	(0.37)	(1,174,429)
Grains	(0.38)	(1,209,450)
Interest rates	0.11	346,445
Livestock	(0.24)	(770,070)
Metals	0.03	84,991
Softs	0.03	110,360
Stock indices	(0.06)	(173,733)
Total short futures contracts	(0.88)	(2,785,886)
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	1.40	4,402,267

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	1.45	4,562,356
Total short forward currency contracts	(1.45)	(4,542,031)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	0.00	20,325

TOTAL	1.40%	$4,422,592

(Continued)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
March 31, 2011

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$70,760,000	U.S. Treasury notes, 0.875%, 05/31/2011	22.47%	$70,848,450
70,760,000	U.S. Treasury notes, 1.000%, 08/31/2011	22.52	71,003,238
70,760,000	U.S. Treasury notes, 0.750%, 11/30/2011	22.52	71,014,294
70,760,000	U.S. Treasury notes, 0.875%, 02/29/2012	22.56	71,135,913
	Total investments in U.S. Treasury notes
	(amortized cost $283,931,789)	90.07%	$284,001,895

See notes to financial statements	(concluded)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.35%	$1,050,235
Grains	1.09	3,239,089
Interest rates:
2 Year U.S. Treasury Note (244 contracts, expiration date 03/31/2011)	0.00	11,712
Other interest rates	0.14	407,761
Total interest rates	0.14	419,473

Livestock	0.23	684,170
Metals	1.37	4,074,267
Softs	0.76	2,260,705
Stock indices	0.53	1,573,129
Total long futures contracts	4.47	13,301,068

Short futures contracts:
Energies	(0.21)	(616,642)
Grains	(0.40)	(1,199,300)
Interest rates	(0.07)	(215,100)
Livestock	(0.22)	(636,480)
Metals	(0.12)	(362,273)
Softs	(0.19)	(565,117)
Stock indices	0.05	142,434
Total short futures contracts	(1.16)	(3,452,478)
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	3.31	9,848,590

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	1.53	4,559,059
Total short forward currency contracts	(0.36)	(1,095,471)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	1.17	3,463,588

TOTAL	4.48%	$13,312,178

		(Continued)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$67,330,000	U.S. Treasury notes, 0.875%, 03/31/2011	22.67%	$67,445,723
67,330,000	U.S. Treasury notes, 0.875%, 05/31/2011	22.70	67,529,886
67,330,000	U.S. Treasury notes, 1.000%, 08/31/2011	22.75	67,677,170
67,330,000	U.S. Treasury notes, 0.750%, 11/30/2011	22.73	67,603,529
	Total investments in U.S. Treasury notes
	(amortized cost $270,200,939)	90.85%	$270,256,308

See notes to financial statements			(Concluded)

Millburn Multi-Markets Trading L.P.
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2011	2010
INVESTMENT INCOME:
Interest income	$181,357	$77,710

EXPENSES:
Brokerage fees	256,550	84,388
Management fees	1,363,374	273,164
Selling commissions and platform fees	426,345	70,044
Administrative and operating expenses	295,711	108,389
Custody fees and other expenses	13,665	2,944
Total expenses	2,355,645	538,929

Operation expenses borne by General Partner or Investment Adviser	-	(37,749)

Net expenses	2,355,645	501,180

NET INVESTMENT LOSS	(2,174,288)	(423,470)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,702,811	2,344,948
Foreign exchange translation	(54,516)	-
Net change in unrealized:
Futures and forward currency contracts	(8,889,586)	4,646,589
Foreign exchange translation	51,482	18,282
Net gains (losses) from U.S. Treasury notes
Realized	6,906	-
Net change in unrealized	14,737	(5,707)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(1,168,166)	7,004,112

NET INCOME (LOSS)	(3,342,454)	6,580,642
LESS PROFIT SHARE TO GENERAL PARTNER	58,974	910,287
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(3,401,428)	$5,670,355

See notes to financial statements

Millburn Multi-Markets Trading L.P.
Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2011:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL-
January 1, 2011	$295,722,233	$-	$1,737,376	$297,459,609
Contributions	33,577,644	-	-	33,577,644
Withdrawals	(12,391,788)	-	-	(12,391,788)
Net loss	(3,332,590)	(1,938)	(7,926)	(3,342,454)
General Partner's allocation:
New Profit-Accrued	(58,974)	58,974	-	-
PARTNERS' CAPITAL-
March 31, 2011	$313,516,525	$57,036	$1,729,450	$315,303,011

For the three months ended March 31, 2010:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL-
January 1, 2010	$64,665,135	$-	$47,127	$64,712,262
Contributions	46,191,299	-	-	46,191,299
Withdrawals	(42,788)	-	-	(42,788)
Net income	6,578,140	-	2,502	6,580,642
General Partner's allocation:
New Profit-Accrued	(910,287)	910,287	-	-
PARTNERS' CAPITAL-
March 31, 2010	$116,481,499	$910,287	$49,629	$117,441,415

See notes to financial statements

Millburn Multi-Markets Trading L.P.
Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31	March 31
	2011	2010

Total return before General Partner profit share allocation	(0.97)%	4.78%
General Partner profit share allocation	0.02	(0.55)

Total return after General Partner profit share allocation	(0.95)%	4.23%

Ratios to average net asset value:
Expenses (1) (2)	2.56%	2.72%
General Partner profit share allocation	0.00	0.55

Total expenses (1) (2)	2.56%	3.27%

Net investment loss (1) (2) (3)	(2.36)%	(2.41)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner's total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the Partnership's proportionate share of expenses allocated from the Partnership's operations.

(2) Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner. For the three months ended March 31, 2011 and 2010, the ratios are net of the 0.00% and 0.04% effect of the voluntary waivers of operating expenses, respectively.

(3) Excludes General Partner profit share allocation and includes interest income.

See notes to financial statements

Millburn Multi-Markets Trading L.P.
Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for the Limited Partner as a whole.

	For the three months ended
	March 31		March 31
	2011		2010

Total return before General Partner profit share allocation	(1.06	) %	4.92%
General Partner profit share allocation	(0.02)		(0.82)

Total return after General Partner profit share allocation	(1.08	) %	4.10%

Ratios to average net asset value:
Expenses (1) (2)	3.04%		2.16%
General Partner profit share allocation	0.02		0.82

Total expenses (1) (2)	3.06%		2.98%

Net investment loss (1) (2) (3)	(2.84	) %	(1.84	) %

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner's total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the Partnership's proportionate share of expenses allocated from the Partnership's operations.

(2) Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner. For the three months ended March 31, 2011 and 2010, the ratios are net of the 0.00% and 0.04% effect of the voluntary waivers of operating expenses, respectively.

(3) Excludes General Partner profit share allocation and includes interest income.

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Millburn Multi-Markets Trading L.P. (the “Master Fund”) engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for Millburn Multi-Markets Fund L.P. (the “Partnership”) and Millburn Multi-Markets Ltd. (the “Company”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2011 (unaudited) and December 31, 2010 and the results of its operations for the three months ended March 31, 2011 and 2010 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2010 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

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

The Income Taxes topic of the FASB Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Master Fund recognize in its financial statements the impact of a tax position if that position is more likely than not of not being sustained on audit based on the technical merits of the position. Based on a review of the Master Fund’s open tax years, 2007 through 2010, for the U.S. Federal jurisdiction, the New York and Connecticut State jurisdictions, and the New York City jurisdiction, it did not have an impact on the Master Fund. The Master Fund is treated as a limited partnership for federal and state income tax reporting purposes.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Company invest all of their assets in the Master Fund.  The Partnership’s and the Company’s ownership percentages of the Master Fund at March 31, 2011 and December 31, 2010 of total partners’ capital of the Master Fund are detailed below.  The remaining interests are held by direct investors.

	March 31,	December 31,
	2010	2010
Partnership	43.80%	37.43%
Company	40.26%	45.74%

Total	84.06%	83.17%

The capital withdrawal payable at March 31, 2011 of $271,262 consists of withdrawals of $244,262 and $27,000 from the Partnership and the Company, respectively.

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

3. FAIR VALUE

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

During the three months ended March 31, 2011 and 2010, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables set forth by level and major category within the fair value hirerarchy. At March 31, 2011 and December 31, 2010, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2011

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$284,001,895	$-	$284,001,895

Cash and cash equivalents
Cash	326,903	-	326,903
Short-term money market fund	16,578,923	-	16,578,923
Total cash and cash equivalents	16,905,826	-	16,905,826

Exchange-traded futures contracts
Energies	1,126,386	-	1,126,386
Grains	707,011	-	707,011
Interest rates	(376,140)	-	(376,140)
Livestock	593,700	-	593,700
Metals	88,871	-	88,871
Softs	(406,988)	-	(406,988)
Stock indices	2,669,427	-	2,669,427
Total exchange-traded futures contracts	4,402,267	-	4,402,267

Over-the-counter forward currency contracts	-	20,325	20,325

Total futures and forward currency contracts (2)	4,402,267	20,325	4,422,592

Total financial assets and liabilities at fair value	$305,309,988	$20,325	$305,330,313

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral	$70,688,925
Investments in U.S. Treasury notes held in custody	213,312,970
Net investments in U.S. Treasury notes	$284,001,895

(2)
Net unrealized appreciation on futures and forward currency contracts	$5,008,430
Net unrealized depreciation on futures and forward currency contracts	(585,838)
Net unrealized appreciation on futures and forward currency contracts	$4,422,592

Financial assets and liabilities at fair value as of December 31, 2010

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$270,256,308	$-	$270,256,308

Cash and cash equivalents
Cash	851,071	-	851,071
Short-term money market fund	13,532,683	-	13,532,683
Total cash and cash equivalents	14,383,754	-	14,383,754

Exchange-traded futures contracts
Energies	433,593	-	433,593
Grains	2,039,789	-	2,039,789
Interest rates	204,373	-	204,373
Livestock	47,690	-	47,690
Metals	3,711,994	-	3,711,994
Softs	1,695,588	-	1,695,588
Stock indices	1,715,563	-	1,715,563
Total exchange-traded futures contracts	9,848,590	-	9,848,590

Over-the-counter forward currency contracts	-	3,463,588	3,463,588

Total futures and forward currency contracts (2)	9,848,590	3,463,588	13,312,178

Total financial assets and liabilities at fair value	$294,488,652	$3,463,588	$297,952,240

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral	$51,585,010
Investments in U.S. Treasury notes held in custody	218,671,298
Total investments in U.S. Treasury notes	$270,256,308

(2)
Net unrealized appreciation on futures and forward currency contracts	$13,312,178
Net unrealized depreciation on futures and forward currency contracts	-
Net unrealized appreciation on futures and forward currency contracts	$13,312,178

4. DERIVATIVE INSTRUMENTS

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at March 31, 2011, by market sector:

Agricultural (grains, livestock and softs) – The Master Fund’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as supply and demand factors.

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

Interest rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Master Fund and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Master Fund’s profitability.  The Master Fund’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S. and the Eurozone.  However, the Master Fund also may take positions in futures contracts on the government debt of other nations.  The General Partner anticipates that interest rates in the industrialized countries, both long-term and short-term, will remain the interest rate market exposure of the Master Fund for the foreseeable future.

Metals – The Master Fund’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock Indices – The Master Fund’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries as well as other countries.

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in an asset position by counterparty, respectively are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair value of futures and forward currency contracts in a liability position by counterparty, respectively are recorded in the statements of financial condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Master Fund’s policy regarding fair value measurement is discussed in the Fair Value and Disclosures note, contained herein.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2011 and December 31, 2010. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2011

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$2,352,036	$(51,221)	$-	$(1,174,429)	$1,126,386
Grains	2,553,097	(636,636)	670,750	(1,880,200)	707,011
Interest rates	186,212	(908,797)	352,688	(6,243)	(376,140)
Livestock	1,363,770	-	-	(770,070)	593,700
Metals	1,766,061	(1,762,181)	543,838	(458,847)	88,871
Softs	1,065,000	(1,582,348)	260,250	(149,890)	(406,988)
Stock indices	2,856,017	(12,857)	32,105	(205,838)	2,669,427
Total futures contracts	12,142,193	(4,954,040)	1,859,631	(4,645,517)	4,402,267

Forward currency contracts	7,511,989	(2,949,633)	1,870,631	(6,412,662)	20,325

Total futures and forward currency contracts	$19,654,182	$(7,903,673)	$3,730,262	$(11,058,179)	$4,422,592

Fair value of futures and forward currency contracts at December 31, 2010

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$1,283,210	$(232,975)	$65,500	$(682,142)	$433,593
Grains	3,257,727	(18,638)	11,863	(1,211,163)	2,039,789
Interest rates	429,605	(10,132)	25,283	(240,383)	204,373
Livestock	684,170	-	-	(636,480)	47,690
Metals	4,074,267	-	-	(362,273)	3,711,994
Softs	2,268,915	(8,210)	21,907	(587,024)	1,695,588
Stock indices	2,018,157	(445,028)	144,524	(2,090)	1,715,563
Total futures contracts	14,016,051	(714,983)	269,077	(3,721,555)	9,848,590

Forward currency contracts	5,481,832	(922,773)	1,621,068	(2,716,539)	3,463,588

Total futures and forward currency contracts	$19,497,883	$(1,637,756)	$1,890,145	$(6,438,094)	$13,312,178

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2011 and 2010 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized futures and forward currency contracts.”  These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2011 and 2010

Sector	2011	2010
Futures contracts:
Currencies	$-	$68,095
Energies	8,272,213	(781,087)
Grains	(1,024,404)	169,778
Interest rates	(2,819,124)	1,330,372
Livestock	364,170	(267,981)
Metals	1,354,005	2,219,060
Softs	128,463	20,602
Stock indices	(7,551,777)	2,925,292
Total futures contracts	(1,276,454)	5,684,131

Forward currency contracts	89,679	1,307,406

Total futures and forward currency contracts	$(1,186,775)	$6,991,537

For the three months ended March 31, 2011, the monthly average number of futures contracts bought and sold was 19,952 and 20,136, respectively, and the monthly average notional value of forward currency contracts traded was approximately $993,000,000.  Over the same period in 2010, the monthly average of futures contracts bought and sold was 7,186 and 6,299, respectively, and the monthly average notional value of forward currency contracts traded was approximately $259,000,000.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”). The Master Fund’s concentration of credit risk associated with DB and MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and MS.  The amount of such credit risk was $46,502,772 and $31,950,348 at March 31, 2011 and December 31, 2010, respectively.

5. PROFIT SHARE

The following table indicated the total profit share earned and accrued during the three months ended March 31, 2011 and 2010. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:
	March 31, 2011	March 31, 2010
Profit share earned	$58,974	$0
Profit share accrued	0	910,287
Total profit share	$58,974	$910,287

6. FINANCIAL HIGHLIGHTS

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

OPERATIONAL OVERVIEW

The Partnership invests all of its assets in the Master Fund. Due to the nature of the Master Fund's business, its results of operations depend on the General Partner's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The General Partner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Master Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Master Fund, and its past performance is not necessarily indicative of future results. The General Partner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Master Fund has a better likelihood of being profitable than in others.

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

The Master Fund trades futures and forward contracts, and may trade swap and options contracts, on interest rates, commodities, currencies, metals, energy and stock indices.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In OTC transactions, on the other hand, traders must (typically but not universally) rely solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin or collateral in the OTC markets.

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 5% to 35% of an account’s net assets at exchange minimum margins (including imputed margins on forward and swap positions), although the amount committed to margin at any time may be higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The Master Fund controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so.  During its operations through March 31, 2011, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2011

Total
Partners'
Month Ending:	Capital of the Partnership
March 31, 2011	$138,113,361
December 31, 2010	111,327,838

Three Months
Change in Partners' Capital	$26,785,523
Percent Change	24.06%

THREE MONTHS MARCH 31, 2011

The increase in the Partnership’s net assets of $26,785,523 was attributable to subscriptions of $29,365,045 which was partially offset by withdrawals of $526,674 and, through its investment in the Master Fund, net loss after profit share of $2,052,848.

For the three months ended March 31, 2011, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $763,004 from trading operations (including foreign exchange transactions and translations). Management fees of $646,348, brokerage commissions of $106,770, selling commissions and platform fees of $426,345, administrative and operating expenses of $199,386 and custody fees and other expenses of $5,320 were paid or accrued. Of these expenses, $19,553 was borne by the General Partner. The Master Fund allocated $983 in Profit Share to the General Partner in respect of the Partnership. Interest income of $75,755 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $2,052,848.

An analysis of the Master Fund’s trading loss by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(0.05)%
Energies	2.62%
Grains	(0.31)%
Interest rates	(0.90)%
Livestock	0.09%
Metals	0.42%
Softs	0.07%
Stock indices	(2.32)%
Trading loss	(0.38)%

MANAGEMENT DISCUSSION – 2011

Trading during the quarter was volatile largely as a result of the disaster in Japan.  There was a loss for the period as profits from energy, U.S. dollar currency, metal and soft commodity trading were outweighed by losses from equity, interest rate and currency cross rate trading.

Through the first two and one-third months of the quarter, generous liquidity creation by developed country central banks, especially the Federal Reserve, led to a weakening dollar, and rising equity and commodity prices.  Meanwhile, inflation concerns, monetary policy tightening in emerging economies and persistent worry about government debt problems encouraged interest rates on government securities to rise.

Given the diverse monetary policy stances of the U.S. and emerging economies, capital flowed toward high yield and emerging market exporting countries.  Short U.S. dollar positions were profitable as the dollar fell versus the currencies of Brazil, Canada, Korea, Mexico, Russia and Scandinavia.

Persistent ease in U.S. monetary policy also led to increasing optimism regarding global economic growth.  This environment was favorable to global equities and long positions in index futures in the U.S., Canada, Europe and South Africa were profitable.  Asian equities did less well as policy tightening progressed.

The weak dollar and strong growth outlook supported commodity prices and agricultural commodity, metal and energy trading were all profitable.  The agricultural markets were also boosted by supply concerns caused by a variety of weather conditions – too much or too little rain, too hot or not hot enough.  Long positions in corn, wheat, cotton, coffee and rubber were profitable.

Energy prices were up on the roiling violence in the Middle East and North Africa, a better economic growth outlook and supply drawdowns.  Long positions in crude, heating oil, London gasoil and gasoline (RBOB) were profitable.

Contrary to some expectations, the Federal Reserve’s second foray into quantitative easing failed to keep interest rates low.  With market participants worried about massive government borrowing requirements and future inflation, there was a substantial uptick in rates and moderate losses were sustained on long interest rate futures positions.

In mid-March, the Japanese earthquake/tsunami/nuclear disaster had a sizable negative impact on these profitable results as market participants altered their prior views producing significant price reversals.

A flight to safety triggered a strong move into the U.S. dollar which had been falling because of concern regarding fiscal and monetary problems in the U.S., as well as into the Swiss franc and yen which had been weak due to low interest rates.  This flight also led to rising prices for “suddenly safe” government securities which had previously been under pressure due to debt problems and recent signs of tighter monetary policies, particularly in Asia.  Given the threat to worldwide growth due the crippling of the Japanese economy, global equity markets, which had weakened noticeably on March 9 in the wake of a Bank of Korea rate hike and further signs of a persistent inflation problem in China, fell sharply as the scale of the disaster expanded.  Finally, with Japan’s industrial sector somewhat crippled and  global growth now more uncertain, the demands for and prices of metals, energy, and other commodities, which have been experiencing a secular boom, fell, negatively impacting performance.

The increase in volatility led our risk management systems to reduce positions in order to keep risk in line with intended exposures.  Also, price changes produced new signals from directional models that led to position adjustments.  Equity exposures were reduced about 50% from earlier levels, although the portfolio remained partially long Asian, U.S. and European indices.  In Japan, equity positions were reduced close to flat, as were positions in Japanese government bonds, while the portfolio stayed slightly short the U.S. dollar against the yen.  Metal and energy positions stayed long though 10-20% under earlier levels.  The portfolio also went somewhat long interest rate futures, particularly Canadian, U.S. and British instruments.

Over the final days of the month, earlier trends resurfaced and much of the Japan related loss was recaptured, but with positions lowered, especially in equities, the quarter finished slightly negative.

Period ended March 31, 2010

For the three months ended March 31, 2010, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $1,144,857 from trading operations (including foreign exchange transactions and translations). Management fees of $76,835, brokerage commissions of $13,659, selling commissions and platform fees of $70,043, administrative and operating expenses of $51,001 and custody fees and other expenses of $503, all attributable to the Partnership, were paid or accrued. Of these expenses, $31,347 were borne by the General Partner or an affiliate. The Master Fund allocated $194,910 in Profit Share to the General Partner in respect of the Partnership. Interest income of $10,900 partially offset the Master Fund expenses allocated to the Partnership resulting in a net income of $780,153.

An analysis of the Master Fund’s trading gain by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.76%
Energies	0.30%
Grains	0.12%
Interest rates	3.40%
Livestock	(0.01)%
Metals	0.33%
Softs	(0.32)%
Stock indices	(0.19)%
Trading gain	5.39%

MANAGEMENT DISCUSSION – 2010

For the three months ended March 31, 2010, profits from trading interest rate, energy, grain and metal futures and forward currency contracts, well outpaced the fractional losses sustained from trading equity, soft commodity and livestock futures.

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

The burgeoning budget crisis in Greece weighed on the euro throughout the quarter and short euro positions relative to the Australian and New Zealand dollars, Hungarian forint, Polish zloty and Turkish lira were profitable.  More generally, long positions in high yielding and commodity currencies—Australian, New Zealand and Canadian dollars—versus a variety of currencies were profitable.  The U.S. dollar was not as weak as the euro but it did lose ground to the currencies of Australia, Canada, India, Colombia, Korea, Mexico and South Africa, producing profits from long positions in these currencies.

Equity trading was marginally negative although performance during the quarter and across countries was quite disparate.  Losses in January and February reflected the weaker economic outlook and signs of policy tightening.  March gains based on improving economic statistics largely offset those losses.  By country, long positions in the U.S., the U.K., Canada and parts of Europe were profitable, while long positions in Asia, Spain, Italy, Australia, Mexico and South Africa were unprofitable.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities.  The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at March 31, 2011.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Third Amended and Restated Limited Partnership Agreement, the Partnership may sell Units at the beginning of each calendar month.  On January 1, 2011, February 1, 2011 and March 1, 2011, the Partnership sold Units to new and existing limited partners of $7,875,879, $11,954,704 and 9,534,462, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Units described above.

Each of the foregoing Units were offered and sold only to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506 under the 1933 Act.

(c)  Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end net asset value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series A and Series B limited partners during the three months ended March 31, 2011.  There were no redemptions during the first quarter by Series C limited partners.

	Series A		Series B
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit
January 31, 2011	(14.3920)	$1,106.14	(176.4140)	$1,127.30
February 28, 2011	(59.7680)	1,131.39	-	1,153.97
March 31, 2011	(223.1576)	1,094.37	-	1,118.70
Total	(297.3176)		(176.4140)

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
General Partner

Date: May 13, 2011
/s/ Tod A. Tanis
Tod A. Tanis
Vice-President (Principal Accounting Officer)