Form 10-Q
period 2011-06-30
Millburn Multi-Markets Fund L.P.
filed 2011-08-12
CIK 1468910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  June 30, 2011

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

Yes ☐    No ☒

PART I. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.
Financial statements
For the three and six months ended June 30, 2011 and 2010

Statements of Financial Condition (a)	3
Statements of Operations (c)	4
Statements of Changes in Partners' Capital (b)	6
Statements of Financial Highlights (c)	7
Notes to Financial Statements	11

(a) At June 30, 2011 and December 31, 2010

(b) For the six months ended June 30, 2011 and 2010

(c) For the three and six months ended June 30, 2011 and 2010

Millburn Multi-Markets Fund L.P.
Statements of Financial Condition (UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
Investment in Millburn Multi-Markets Trading L.P. (the "Master Fund")	$172,486,029	$111,327,838
Due from the Master Fund	529,871	233,876
Cash	19,242,753	7,916,721
TOTAL	$192,258,653	$119,478,435

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$19,242,077	$7,766,045
Capital withdrawal payable	528,430	233,876
Due to the General Partner	1,441	-
Due to the Master Fund	676	150,676
Total liabilities	19,772,624	8,150,597

PARTNERS' CAPITAL:
General Partner	1,381,875	1,447,561

Limited Partners:
Series A (112,639.6857 and 64,756.6985 units outstanding)	117,027,307	71,988,161
Series B (14,156.6023 and 5,662.0645 units outstanding)	15,107,830	6,405,290
Series C (36,337.6368 and 27,731.8983 units outstanding)	38,969,017	31,486,826
Total limited partners	171,104,154	109,880,277
Total partners' capital	172,486,029	111,327,838

TOTAL	$192,258,653	$119,478,435

NET ASSET VALUE PER UNIT OUTSTANDING
Series A	$1,038.95	$1,111.67
Series B	$1,067.19	$1,131.26
Series C	$1,072.41	$1,135.40

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30,	June 30,
	2011	2010
NET INVESTMENT LOSS ALLOCATED FROM THE MASTER FUND
INCOME — interest income	$85,398	$27,045

Expenses:
Management fees	830,485	174,373
Brokerage fees	115,349	27,274
Selling commissions and platform fees	562,229	155,412
Administrative and operating expenses	266,526	63,200
Custody fee and other expenses	6,077	1,204
Total expenses	1,780,666	421,463

Operating expenses borne by General Partner	(36,033)	(13,714)

Net expenses	1,744,633	407,749

Net investment loss allocated from the Master Fund	(1,659,235)	(380,704)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(4,248,530)	(585,600)
Foreign exchange translation	24,024	(12,580)
Net change in unrealized:
Futures and forward currency contracts	(3,749,544)	(1,470,604)
Foreign exchange translation	(35,434)	(17,900)
Net gains from U.S. Treasury notes:
Net change in unrealized	44,632	10,896

Total net realized and unrealized losses allocated from the Master Fund	(7,964,852)	(2,075,788)

NET LOSS	(9,624,087)	(2,456,492)

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	1,612	(194,494)

NET LOSS AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND	$(9,625,699)	$(2,261,998)

(Continued)

Millburn Multi-Markets Fund L.P.
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2011	2010
NET INVESTMENT LOSS ALLOCATED FROM THE MASTER FUND
INCOME — interest income	$161,153	$37,945

Expenses:
Management fees	1,476,833	251,208
Brokerage fees	222,119	40,933
Selling commissions and platform fees	988,574	225,455
Administrative and operating expenses	465,912	114,201
Custody fee and other expenses	11,397	1,707
Total expenses	3,164,835	633,504

Operating expenses borne by General Partner	(55,586)	(45,061)

Net expenses	3,109,249	588,443

Net investment loss allocated from the Master Fund	(2,948,096)	(550,498)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(1,272,056)	(131,520)
Foreign exchange translation	141	(12,580)
Net change in unrealized:
Futures and forward currency contracts	(7,496,715)	(782,084)
Foreign exchange translation	(10,952)	(15,114)
Net gains from U.S. Treasury notes:
Realized	3,031	-
Net change in unrealized	48,695	10,367

Total net realized and unrealized losses allocated from the Master Fund	(8,727,856)	(930,931)

NET LOSS	(11,675,952)	(1,481,429)

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	2,595	416

NET LOSS AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND	$(11,678,547)	$(1,481,845)

See notes to financial statements	(Concluded)

Millburn Multi-Markets Fund L.P.
Statements of Changes in Partners' Capital (UNAUDITED)
For the six months ended June 30, 2011 and 2010

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2010	$1,447,561	$71,988,161	64,756.6985	$6,405,290	5,662.0645	$31,486,826	27,731.8983	$111,327,838

Capital contributions	-	54,848,801	49,212.1823	10,110,485	8,896.6968	9,969,828	8,782.9085	74,929,114
Capital withdrawals	-	(1,449,450)	(1,329.1951)	(452,926)	(402.1590)	(190,000)	(177.1700)	(2,092,376)
Net loss after profit share	(65,686)	(8,360,205)	-	(955,019)	-	(2,297,637)	-	(11,678,547)
PARTNERS' CAPITAL — June 30, 2011	$1,381,875	$117,027,307	112,639.6857	$15,107,830	14,156.6023	$38,969,017	36,337.6368	$172,486,029

Net Asset Value per Unit at June 30, 2011			$1,038.95		$1,067.19		$1,072.41

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2009	$10,159	$8,589,976	8,081.4364	$381,711	357.9807	$302,706	283.6015	$9,284,552

Capital contributions	-	29,610,455	27,638.9681	1,967,992	1,820.2767	1,790,000	1,623.7465	33,368,447
Capital withdrawals	-	(42,182)	(38.9384)	(25,148)	(23.5331)	-	-	(67,330)
Net loss after profit share	(39)	(1,308,673)	-	(75,793)	-	(97,340)	-	(1,481,845)
PARTNERS' CAPITAL — June 30, 2010	$10,120	$36,849,576	35,681.4661	$2,248,762	2,154.7243	$1,995,366	1,907.3480	$41,103,824

Net Asset Value per Unit at June 30, 2010			$1,032.74		$1,043.64		$1,046.15

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended June 30, 2011

The following information presents per unit operating performance data for each series for the three months ended June 30, 2011.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,094.37	$1,118.70	$1,123.48

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(12.71)	(8.11)	(7.48)
Total trading and investing losses (1)	(42.69)	(44.64)	(43.18)

Net loss before profit share allocation from the Master Fund	(55.40)	(52.75)	(50.66)

Profit share allocation from the Master Fund (1) (2) (7)	(0.02)	1.24	(0.41)

Net loss from operations after profit share allocation from the Master Fund	(55.42)	(51.51)	(51.07)

NET ASSET VALUE PER UNIT — End of period	$1,038.95	$1,067.19	$1,072.41

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(5.06)%	(4.71)%	(4.51)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	0.00	(0.11)	0.04

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(5.06)%	(4.60)%	(4.55)%

Ratios to average net asset value:
Expenses (3) (4) (5) (6)	4.86%	3.11%	2.85%

Profit share allocation from the Master Fund (2) (7)	0.00	(0.11)	0.04

Total expenses and profit share allocation	4.86%	3.00%	2.89%

Net investment loss (3) (4) (5) (6)	(4.65)%	(2.90)%	(2.65)%

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
(5)
Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner of the Partnership and General Partner of the Master Fund. For the three months ended June 30, 2011, the ratios are net of the 0.02% effect of the reduction of voluntary waivers of operating expenses (not annualized).

(6)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(7)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended June 30, 2010

The following information presents per unit operating performance data for each series for the three months ended June 30, 2010.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,096.81	1,104.67	1,106.48

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(6.85)	(6.93)	(6.96)
Total trading and investing losses (1)	(63.31)	(59.14)	(58.43)

Net loss before profit share allocation from the Master Fund	(70.16)	(66.07)	(65.39)

Profit share allocation from the Master Fund (1) (2) (7)	6.09	5.04	5.06

Net loss from operations after profit share allocation from the Master Fund	(64.07)	(61.03)	(60.33)

NET ASSET VALUE PER UNIT — End of period	$1,032.74	$1,043.64	$1,046.15

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(6.40)%	(5.98)%	(5.91)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(0.56)	(0.46)	(0.46)

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(5.84)%	(5.52)%	(5.45)%

Ratios to average net asset value:
Expenses (3) (4) (5) (6)	4.91%	3.15%	2.89%

Net investment loss (3) (4) (5) (6)	(4.60)%	(2.84)%	(2.59)%

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
(5)
Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner of the Partnership and General Partner of the Master Fund. For the three months ended June 30, 2010, the ratios are net of the 0.04% effect of the voluntary waivers of operating expenses (not annualized).

(6)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(7)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the six months ended June 30, 2011

The following information presents per unit operating performance data for each series for the six months ended June 30, 2011.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,111.67	$1,131.26	$1,135.40

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(25.60)	(16.27)	(15.03)
Total trading and investing losses (1)	(47.10)	(49.59)	(47.46)

Net loss before profit share allocation from the Master Fund	(72.70)	(65.86)	(62.49)

Profit share allocation from the Master Fund (1) (2)	(0.02)	1.79	(0.50)

Net loss from operations after profit share allocation from the Master Fund	(72.72)	(64.07)	(62.99)

NET ASSET VALUE PER UNIT — End of period	$1,038.95	$1,067.19	$1,072.41

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(6.54)%	(5.82)%	(5.51)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	0.00	(0.16)	0.04

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(6.54)%	(5.66)%	(5.55)%

Ratios to average net asset value:
Expenses (3) (4) (5) (6)	4.88%	3.12%	2.88%

Profit share allocation from the Master Fund (2)	0.00	(0.16)	0.04

Total expenses and profit share allocation	4.88%	2.96%	2.92%

Net investment loss (3) (4) (5) (6)	(4.66)%	(2.90)%	(2.65)%

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
(5)
Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner of the Partnership and General Partner of the Master Fund. For the six months ended June 30, 2011, the ratios are net of the 0.04% effect of the voluntary waivers of operating expenses (not annualized).

(6)	Includes the Partnership's proportionate share of income and expense allocated from the Master Fund.

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the six months ended June 30, 2010

The following information presents per unit operating performance data for each series for the six months ended June 30, 2010.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,062.93	$1,066.29	$1,067.37

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(24.45)	(15.25)	(13.90)
Total trading and investing losses (1)	(5.73)	(4.98)	(10.22)

Net loss before profit share allocation from the Master Fund	(30.18)	(20.23)	(24.12)

Profit share allocation from the Master Fund (1) (2)	(0.01)	(2.42)	2.90

Net loss from operations after profit share allocation from the Master Fund	(30.19)	(22.65)	(21.22)

NET ASSET VALUE PER UNIT — End of period	$1,032.74	$1043.64	$1,046.15

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(2.84)%	(1.90)%	(2.26)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	0.00	0.22	(0.27)

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(2.84)%	(2.12)%	(1.99)%

Ratios to average net asset value:
Expenses (3) (4) (5) (6)	4.91%	3.15%	2.89%

Profit share allocation from the Master Fund (2)	0.00	0.22	(0.27)

Total expenses and profit share allocation	4.91%	3.37%	2.62%

Net investment loss (3) (4) (5) (6)	(4.60)%	(2.84)%	(2.59)%

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
(5)
Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner of the Partnership and General Partner of the Master Fund. For the six months ended June 30, 2010, the ratios are net of the 0.18% effect of the voluntary waivers of operating expenses (not annualized).

(6)	Includes the Partnership's proportionate share of income and expense allocated from the Master Fund.

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Market Fund L.P.’s (the “Partnership”) financial condition at June 30, 2011 and December 31, 2010 and the results of its operations for the three and six months ended June 30, 2011 and 2010.

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

The Income Taxes topic of the Financial Accounting Standards Board Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2009 and 2010, for the U.S. Federal jurisdiction, the New York and Connecticut state jurisdictions, and the New York City jurisdiction, there are no uncertain tax positions. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for the fiscal year 2010.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2011 and December 31, 2010 was 49.26% and 37.43%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital. For the six months ended June 30, 2011 and 2010, Millburn Ridgefield Corporation (the “General Partner”) chose to directly bear operating expenses in excess of 1/2 of 1% of average net assets of the Partnership’s average month-end partners’ capital.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides, calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets. The Partnership is allocated its pro rata portion of the administration fee which is charged at the Master Fund level. As of June 30, 2011 and December 31, 2010, $157,024 and $73,244, respectively, was payable by the Master Fund to the General Partner and is included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

The General Partner has advanced expenses incurred in connection with the organization of the Partnership and the initial offering of the units of limited partnership (“Units”). The total amount advanced by the General Partner was $191,967. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments, beginning August 1, 2009; provided, however, that to the extent the reimbursement amount of such organizational and initial offering costs exceeds in the aggregate for any month 1/12 of 0.05% of the Partnership’s month-end net asset value (a 0.05% annual rate), such excess will not be reimbursed to, but will be borne by, the General Partner. For the three and six months ended June 30, 2011, costs incurred were $20,954 and $37,303, respectively. For the three and six months ended June 30, 2010, costs incurred were $4,361 and $6,284. Organizational and offering costs are included in "administrative and operating expenses" in the Partnership’s and Master Fund's Statements of Operations. Further, as of June 30, 2011 and December 31, 2010, $37,303 and $25,277, respectively, were payable by the Master Fund to the General Partner as reimbursement for such costs and are included in “accrued expenses” in the Master Fund’s Statement of Financial Condition.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At June 30, 2011, $1,441 was owed to the General Partner for redemption charges. No such charges were owed at December 31, 2010.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during each three and six month period. Weighted average number of units of each series is detailed below.

	Three months ending June 30,		Six months ending June 30,
	2011	2010	2011	2010
Series A	101,336.794	28,838.812	88,577.762	20,941.335
Series B	12,138.565	1,941.626	9,594.959	1,419.230
Series C	36,182.463	1,807.486	34,225.908	1,148.795

Millburn Multi-Markets Trading L.P.
Financial statements
For the three and six months ended June 30, 2011 and 2010

(a) At June 30, 2011 and December 31, 2010

(b) For the six months ended June 30, 2011 and 2010

(c) For the three and six months ended June 30, 2011 and 2010

Millburn Multi-Markets Trading L.P.
Statements of Financial Condition (UNAUDITED)

	June 30	December 31
	2011	2010
Assets
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes−at fair value (amortized cost $74,697,620 and $51,569,250)	$74,744,078	$51,585,010
Net unrealized appreciation on open futures and forward currency contracts	2,947,662	13,312,178
Due from brokers	3,659,824	3,146,214
Cash denominated in foreign currencies (cost $675,563 and $2,353,889)	690,361	2,324,160
Total equity in trading accounts	82,041,925	70,367,562

INVESTMENTS IN U.S TREASURY NOTES−at fair value (amortized cost $258,259,548 and $218,631,689)	258,376,804	218,671,298
CASH AND CASH EQUIVALENTS	18,886,879	14,383,754
ACCRUED INTEREST RECEIVABLE	649,050	476,291
DUE FROM MILLBURN MULTI-MARKETS LTD.	578	712
DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	676	150,676
TOTAL	$359,955,912	$304,050,293

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$5,511,656	$-
Cash denominated in foreign currencies (cost -$986,122 and -$251,028)	997,339	248,557
Capital contributions received in advance	458,585	884,835
Capital withdrawal payable	635,448	4,726,525
Management fee payable	498,344	418,270
Selling commissions payable	198,805	122,477
Accrued expenses	567,739	122,002
Due to brokers	876,038	-
Commissions and other trading fees on open futures contracts	67,434	67,334
Due to General Partner	1,441	684
Total liabilities	9,812,829	6,590,684

PARTNERS' CAPITAL	350,143,083	297,459,609

TOTAL	$359,955,912	$304,050,293

See notes to financial statements

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
June 30, 2011

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.04)%	$(129,499)
Grains	(1.29)	(4,522,085)
Interest rates:
2 Year U.S. Treasury Note (1,011 contracts, settlement date 09/30/2011)	0.13	445,500
5 Year U.S. Treasury Note (580 contracts, settlement date 09/30/2011)	(0.03)	(118,820)
10 Year U.S. Treasury Note (399 contracts, settlement date 09/30/2011)	(0.10)	(336,218)
30 Year U.S. Treasury Bond (215 contracts, settlement date 09/30/2011)	(0.15)	(538,594)
Other interest rates	0.06	218,043
Total interest rates	(0.09)	(330,089)

Livestock	0.08	272,780
Metals	0.00	19,189
Softs	0.14	490,188
Stock indices	0.49	1,717,287
Total long futures contracts	(0.71)	(2,482,229)

Short futures contracts:
Energies	0.08	285,786
Grains	1.35	4,727,535
Interest rates	0.03	100,333
Livestock	(0.15)	(536,090)
Metals	(0.36)	(1,255,708)
Softs	(0.26)	(910,351)
Stock indices	(0.40)	(1,408,318)
Total short futures contracts	0.29	1,003,187
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	(0.42)	(1,479,042)

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	0.40	1,402,437
Total short forward currency contracts	(0.71)	(2,487,389)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	(0.31)	(1,084,952)

TOTAL	(0.73)%	$(2,563,994)

(Continued)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
June 30, 2011

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$79,170,000	U.S. Treasury notes, 1.000%, 08/31/2011	22.65%	$79,298,342
155,170,000	U.S. Treasury notes, 0.750%, 11/30/2011	44.44	155,603,385
97,740,000	U.S. Treasury notes, 0.875%, 02/29/2012	28.05	98,219,155
	Total investments in U.S. Treasury notes
	(amortized cost $332,957,168)	95.14%	$333,120,882

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.35%	$1,050,235
Grains	1.09	3,239,089
Interest rates:
2 Year U.S. Treasury Note (244 contracts, settlement date 03/31/2011)	0.00	11,712
Other interest rates	0.14	407,761
Total interest rates	0.14	419,473

Livestock	0.23	684,170
Metals	1.37	4,074,267
Softs	0.76	2,260,705
Stock indices	0.53	1,573,129
Total long futures contracts	4.47	13,301,068

Short futures contracts:
Energies	(0.21)	(616,642)
Grains	(0.40)	(1,199,300)
Interest rates	(0.07)	(215,100)
Livestock	(0.22)	(636,480)
Metals	(0.12)	(362,273)
Softs	(0.19)	(565,117)
Stock indices	0.05	142,434
Total short futures contracts	(1.16)	(3,452,478)
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	3.31	9,848,590

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	1.53	4,559,059
Total short forward currency contracts	(0.36)	(1,095,471)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	1.17	3,463,588

TOTAL	4.48%	$13,312,178

(Continued)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$67,330,000	U.S. Treasury notes, 0.875%, 03/31/2011	22.67%	$67,445,723
67,330,000	U.S. Treasury notes, 0.875%, 05/31/2011	22.70	67,529,886
67,330,000	U.S. Treasury notes, 1.000%, 08/31/2011	22.75	67,677,170
67,330,000	U.S. Treasury notes, 0.750%, 11/30/2011	22.73	67,603,529
	Total investments in U.S. Treasury notes
	(amortized cost $270,200,939)	90.85%	$270,256,308

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2011	2010
INVESTMENT INCOME:
Interest income	$186,813	$100,094

EXPENSES:
Brokerage fees	243,061	100,788
Management fees	1,556,246	424,931
Selling commissions and platform fees	562,229	155,411
Administrative and operating expenses	347,000	121,935
Custody fees and other expenses	13,331	5,232
Total expenses	2,721,867	808,297

Operation expenses borne by General Partner or Investment Adviser	-	(13,186)

Net expenses	2,721,867	795,111

NET INVESTMENT LOSS	(2,535,054)	(695,017)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(8,461,968)	(1,939,381)
Foreign exchange translation	78,414	(41,308)
Net change in unrealized:
Futures and forward currency contracts	(6,986,586)	(5,135,527)
Foreign exchange translation	(20,643)	(69,767)
Net gains from U.S. Treasury notes
Net change in unrealized	93,608	35,323
TOTAL NET REALIZED AND UNREALIZED LOSSES	(15,297,175)	(7,150,660)

NET LOSS	(17,832,229)	(7,845,677)
LESS PROFIT SHARE TO GENERAL PARTNER	1,612	(791,595)
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(17,833,841)	$(7,054,082)

(Continued)

Millburn Multi-Markets Trading L.P.
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2011	2010
INVESTMENT INCOME:
Interest income	$368,170	$177,804

EXPENSES:
Brokerage fees	499,611	185,176
Management fees	2,919,620	698,095
Selling commissions and platform fees	988,574	225,455
Administrative and operating expenses	642,711	230,324
Custody fees and other expenses	26,996	8,176
Total expenses	5,077,512	1,347,226

Operation expenses borne by General Partner or Investment Adviser	-	(50,935)

Net expenses	5,077,512	1,296,291

NET INVESTMENT LOSS	(4,709,342)	(1,118,487)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(759,157)	405,567
Foreign exchange translation	23,898	(41,308)
Net change in unrealized:
Futures and forward currency contracts	(15,876,172)	(488,938)
Foreign exchange translation	30,839	(51,485)
Net gains from U.S. Treasury notes
Realized	6,906	-
Net change in unrealized	108,345	29,616
TOTAL NET REALIZED AND UNREALIZED LOSSES	(16,465,341)	(146,548)

NET LOSS	(21,174,683)	(1,265,035)
LESS PROFIT SHARE TO GENERAL PARTNER	60,586	118,692
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(21,235,269)	$(1,383,727)

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.
Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2011:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL-
January 1, 2011	$295,722,233	$-	$1,737,376	$297,459,609
Contributions	88,922,214	-	-	88,922,214
Withdrawals	(15,064,057)	-	-	(15,064,057)
Net loss	(21,093,980)	(4,356)	(76,347)	(21,174,683)
Transfer of Lock-in New Profit-Accrued to New Profit Memo Account	(60,586)	60,586	-	-
PARTNERS' CAPITAL-
June 30, 2011	$348,425,824	$56,230	$1,661,029	$350,143,083

For the six months ended June 30, 2010:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL-
January 1, 2010	$64,665,135	$-	$47,127	$64,712,262
Contributions	72,454,297	-	-	72,454,297
Withdrawals	(15,653,742)	-	-	(15,653,742)
Net loss	(1,264,891)	(37)	(107)	(1,265,035)
General Partner's allocation:
New Profit-Accrued	(118,692)	118,692	-	-
Transfer of Lock-in New Profit-Accrued to New Profit Memo Account	(546)	546	-	-
PARTNERS' CAPITAL-
June 30, 2010	$120,081,561	$119,201	$47,020	$120,247,782

See notes to financial statements

Millburn Multi-Markets Trading L.P.
Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the six months ended
	June 30	June 30	June 30	June 30
	2011	2010	2011	2010

Total return before General Partner profit share allocation	(4.44)%	(5.81)%	(5.35)%	(1.31)%
Less: General Partner profit share allocation	0.00	0.00	0.00	0.00

Total return after General Partner profit share allocation	(4.44)%	(5.81)%	(5.35)%	(1.31)%

Ratios to average net asset value:
Expenses (1) (2)	2.49%	2.59%	2.50%	2.62%
General Partner profit share allocation	0.00	0.00	0.00	0.00

Total expenses and profit share allocation (1) (2)	2.49%	2.59%	2.50%	2.62%

Net investment loss (1) (2) (3)	(2.29)%	(2.28)%	(2.30)%	(2.30)%

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

(2) Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner. For the three months ended June 30, 2011 and 2010, the ratios are net of the 0% and 0.01% effect of the voluntary waivers of operating expenses, respectively. For the six months ended June 30, 2011 and 2010, the ratios are net of the 0% and 0.04% effect of the voluntary waivers of operating expenses, respectively.

(3) Excludes General Partner profit share allocation and includes interest income.

See notes to financial statements

Millburn Multi-Markets Trading L.P.
Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for the Limited Partner as a whole.

	For the three months ended		For the six months ended
	June 30	June 30	June 30	June 30
	2011	2010	2011	2010

Total return before General Partner profit share allocation	(4.60)%	(5.69)%	(5.61)%	(1.04)%
Less: General Partner profit share allocation	0.00	(0.54)	0.02	0.22

Total return after General Partner profit share allocation	(4.60)%	(5.15)%	(5.63)%	(1.26)%

Ratios to average net asset value:
Expenses (1) (2)	3.10%	2.46%	3.04%	2.30%
General Partner profit share allocation	0.00	(0.54)	0.02	0.22

Total expenses and profit share allocation (1) (2)	3.10%	1.92%	3.06%	2.52%

Net investment loss (1) (2) (3)	(2.90)%	(2.14)%	(2.84)%	(1.98)%

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

(2) Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner. For the three months ended June 30, 2011 and 2010, the ratios are net of the 0% and 0.01% effect of the voluntary waivers of operating expenses, respectively. For the six months ended June 30, 2011 and 2010, the ratios are net of the 0% and 0.04% effect of the voluntary waivers of operating expenses, respectively.

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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2011 and December 31, 2010 and the results of its operations for the three and six months ended June 30, 2011 and 2010.

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

The Income Taxes topic of the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Master Fund recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Master Fund’s open tax years, 2007 through 2010, for the U.S. Federal jurisdiction, the New York and Connecticut State jurisdictions, and the New York City jurisdiction, there are no uncertain tax positions. The Master Fund is treated as a limited partnership for federal and state income tax reporting purposes.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Company invest all of their assets in the Master Fund. The Partnership’s and the Company’s ownership percentages of the Master Fund at June 30, 2011 and December 31, 2010 of total partners’ capital of the Master Fund are detailed below. The remaining interests are held by direct investors.

	June 30,	December 31,
	2011	2010
Partnership	49.26%	37.43%
Company	36.93%	45.74%

Total	86.19%	83.17%

The capital withdrawal payable at June 30, 2011 of $635,448 consists of withdrawals of $528,429 and $107,019 from the Partnership and the Master Fund, respectively.

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

During the six months ended June 30, 2011 and 2010, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables set forth by level and major category within the fair value hirerarchy. At June 30, 2011 and December 31, 2010, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2011

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$333,120,882	$-	$333,120,882

Cash and cash equivalents
Cash	566,544	-	566,544
Short-term money market fund	18,320,335	-	18,320,335
Total cash and cash equivalents	18,886,879	-	18,886,879

Exchange-traded futures contracts
Energies	156,287	-	156,287
Grains	205,450	-	205,450
Interest rates	(229,756)	-	(229,756)
Livestock	(263,310)	-	(263,310)
Metals	(1,236,519)	-	(1,236,519)
Softs	(420,163)	-	(420,163)
Stock indices	308,969	-	308,969
Total exchange-traded futures contracts	(1,479,042)	-	(1,479,042)

Over-the-counter forward currency contracts	-	(1,084,952)	(1,084,952)

Total futures and forward currency contracts (2)	(1,479,042)	(1,084,952)	(2,563,994)

Total financial assets and liabilities at fair value	$350,528,719	$(1,084,952)	$349,443,767

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral	$74,744,078
Investments in U.S. Treasury notes held in custody	258,376,804
Total investments in U.S. Treasury notes	$333,120,882

(2)
Net unrealized appreciation on futures and forward currency contracts	$2,947,662
Net unrealized depreciation on futures and forward currency contracts	(5,511,656)
Total unrealized appreciation and depreciation on futures and forward currency contracts	$(2,563,994)

Financial assets and liabilities at fair value as of December 31, 2010

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$270,256,308	$-	$270,256,308

Cash and cash equivalents
Cash	851,071	-	851,071
Short-term money market fund	13,532,683	-	13,532,683
Total cash and cash equivalents	14,383,754	-	14,383,754

Exchange-traded futures contracts
Energies	433,593	-	433,593
Grains	2,039,789	-	2,039,789
Interest rates	204,373	-	204,373
Livestock	47,690	-	47,690
Metals	3,711,994	-	3,711,994
Softs	1,695,588	-	1,695,588
Stock indices	1,715,563	-	1,715,563
Total exchange-traded futures contracts	9,848,590	-	9,848,590

Over-the-counter forward currency contracts	-	3,463,588	3,463,588

Total futures and forward currency contracts (2)	9,848,590	3,463,588	13,312,178

Total financial assets and liabilities at fair value	$294,488,652	$3,463,588	$297,952,240

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral	$51,585,010
Investments in U.S. Treasury notes held in custody	218,671,298
Total investments in U.S. Treasury notes	$270,256,308

(2)
Net unrealized appreciation on futures and forward currency contracts	$13,312,178
Net unrealized depreciation on futures and forward currency contracts	-
Total unrealized appreciation and depreciation on futures and forward currency contracts	$13,312,178

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2011, by market sector:

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

Interest rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Master Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Master Fund’s profitability. The Master Fund’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S. and the Eurozone. However, the Master Fund also may take positions in futures contracts on the government debt of other nations. The General Partner anticipates that interest rates in the industrialized countries, both long-term and short-term, will remain the primary interest rate market exposure of the Master Fund for the foreseeable future.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2011 and December 31, 2010. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2011

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$153,283	$(282,782)	$307,540	$(21,754)	$156,287
Grains	-	(4,522,085)	4,727,535	-	205,450
Interest rates	1,572,617	(1,902,706)	106,504	(6,171)	(229,756)
Livestock	338,620	(65,840)	272,040	(808,130)	(263,310)
Metals	671,245	(652,056)	3,413	(1,259,121)	(1,236,519)
Softs	640,281	(150,093)	-	(910,351)	(420,163)
Stock indices	1,776,079	(58,792)	31,990	(1,440,308)	308,969
Total futures contracts	5,152,125	(7,634,354)	5,449,022	(4,445,835)	(1,479,042)

Forward currency contracts	3,398,637	(1,996,200)	1,301,174	(3,788,563)	(1,084,952)

Total futures and forward currency contracts	$8,550,762	$(9,630,554)	$6,750,196	$(8,234,398)	$(2,563,994)

Fair value of futures and forward currency contracts at December 31, 2010

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$1,283,210	$(232,975)	$65,500	$(682,142)	$433,593
Grains	3,257,727	(18,638)	11,863	(1,211,163)	2,039,789
Interest rates	429,605	(10,132)	25,283	(240,383)	204,373
Livestock	684,170	-	-	(636,480)	47,690
Metals	4,074,267	-	-	(362,273)	3,711,994
Softs	2,268,915	(8,210)	21,907	(587,024)	1,695,588
Stock indices	2,018,157	(445,028)	144,524	(2,090)	1,715,563
Total futures contracts	14,016,051	(714,983)	269,077	(3,721,555)	9,848,590

Forward currency contracts	5,481,832	(922,773)	1,621,068	(2,716,539)	3,463,588

Total futures and forward currency contracts	$19,497,883	$(1,637,756)	$1,890,145	$(6,438,094)	$13,312,178

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2011 and 2010 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2011 and 2010

Sector	Three months ended: June 30, 2011	Three months ended: June 30, 2010	Six months ended: June 30, 2011	Six months ended: June 30, 2010
Futures contracts:
Energies	$(5,953,195)	$(2,958,832)	$2,319,018	$(2,311,844)
Grains	(1,320,658)	(661,896)	(2,345,062)	(457,875)
Interest rates	4,476,859	7,649,342	1,657,735	10,280,744
Livestock	(1,581,800)	(130,140)	(1,217,630)	(145,760)
Metals	(3,736,713)	(875,465)	(2,382,708)	(216,018)
Softs	(2,177,851)	(315,417)	(2,049,388)	(565,271)
Stock indices	(10,785,180)	(6,571,393)	(18,336,957)	(5,516,978)
Total futures contracts	(21,078,538)	(3,863,801)	(22,354,992)	1,066,998

Forward currency contracts	5,629,984	(3,211,107)	5,719,663	(1,150,369)

Total futures and forward currency contracts	$(15,448,554)	$(7,074,908)	$(16,635,329)	$(83,371)

For the three months ended June 30, 2011, the monthly average number of futures contracts bought and sold was 22,360 and 21,730, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,092,000,000. Over the same period in 2010, the monthly average of futures contracts bought and sold was 9,295 and 9,651, respectively, and the monthly average notional value of forward currency contracts traded was approximately $289,000,000.

For the six months ended June 30, 2011, the monthly average number of futures contracts bought and sold was 21,156 and 20,933 , respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,043,000,000. Over the same period in 2010, the monthly average of futures contracts bought and sold was 8,241 and 7,975, respectively, and the monthly average notional value of forward currency contracts traded was approximately $274,000,000.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”), Morgan Stanley & Co. Inc. (“MS”) and Barclays Capital (“BC”). The Master Fund began trading at BC on June 3, 2011. The Master Fund’s concentration of credit risk associated with DB, MS and BC nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by BC, DB and MS. The amount of such credit risk was $40,995,210 and $31,950,348 at June 30, 2011 and December 31, 2010, respectively.

5. PROFIT SHARE

The following table indicated the total profit share earned and accrued during the three and six months ended June 30, 2011 and 2010. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:
	June 30, 2011	June 30, 2010
Profit share earned	$1,612	$547
Reversal of profit share(1)	-	(910,287)
Profit share accrued (2)	-	118,145
Total profit share	$1,612	$(791,595)

	Six months ended:
	June 30, 2011	June 30, 2010
Profit share earned	$60,586	$118,145
Profit share accrued (2)	-	547
Total profit share	$60,586	$118,692

(1)  At April 1
(2)  At June 30

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through June 30, 2011, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2011

Total
Partners'
Month Ending:	Capital of the Partnership
June 30, 2011	$172,486,029
March 31, 2011	138,113,361
December 31, 2010	111,327,838

	Three Months	Six Months
Change in Partners' Capital	$34,372,668	$61,158,191
Percent Change	24.89%	54.94%

THREE MONTHS JUNE 30, 2011

The increase in the Partnership’s net assets for the three months ended June 30, 2011 of $34,372,668 was attributable to subscriptions of $45,564,069 which was partially offset by withdrawals of $1,565,702 and, through its investment in the Master Fund, net loss after profit share of $9,625,699.

For the three months ended June 30, 2011, the Partnership, through its investment in the Master Fund, had net realized and unrealized losses of $7,964,852 from trading operations (including foreign exchange transactions and translations). Management fees of $830,485, brokerage commissions of $115,349, selling commissions and platform fees of $562,229, administrative and operating expenses of $266,526 and custody fees and other expenses of $6,077 were paid or accrued. Of these expenses, $36,033 was borne by the General Partner. The Master Fund allocated $1,612 in profit share to the General Partner in respect of the Partnership. Interest income of $85,398 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $9,625,699.

An analysis of the Master Fund’s trading loss by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.86%
Energies	(1.57)%
Grains	(0.41)%
Interest rates	1.18%
Livestock	(0.49)%
Metals	(0.96)%
Softs	(0.61)%
Stock indices	(2.91)%
Trading loss	(3.91)%

SIX MONTHS JUNE 30, 2011

The increase in the Partnership’s net assets of $61,158,191 was attributable to subscriptions of $74,929,114 which was partially offset by withdrawals of $2,092,376 and, through its investment in the Master Fund, net loss after profit share of $11,678,547.

For the six months ended June 30, 2011, the Partnership, through its investment in the Master Fund, had net realized and unrealized losses of $8,727,856 from trading operations (including foreign exchange transactions and translations). Management fees of $1,476,833, brokerage commissions of $222,119, selling commissions and platform fees of $988,574, administrative and operating expenses of $465,912 and custody fees and other expenses of $11,397 were paid or accrued. Of these expenses, $55,586 was borne by the General Partner. The Master Fund allocated $2,595 in Profit Share to the General Partner in respect of the Partnership. Interest income of $161,153 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $11,678,547.

An analysis of the Master Fund’s trading loss by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.81%
Energies	1.01%
Grains	(0.72)%
Interest rates	0.27%
Livestock	(0.40)%
Metals	(0.54)%
Softs	(0.54)%
Stock indices	(5.16)%
Trading loss	(4.27)%

MANAGEMENT DISCUSSION – 2011

Three months ended June 30, 2011

While growth oriented trades produced gains early in the quarter, market sentiment toward these “risk on” positions deteriorated during May and June and the Master Fund registered a decline for the three months. Losses from trading of equity, energy, metal and agricultural commodity futures outdistanced gains from currency and interest rate futures trading.

Manufacturing activity, as evidenced by weakening purchasing manager surveys and employment statistics, slowed worldwide during the quarter. In the developed economies, the continued depression in the housing markets and the knock-on effects of the Japan crisis added to the negative sentiment as did the coming end of the second round of quantitative easing ("QE2") in the U.S. and the increase in bank regulations worldwide. Meanwhile, in the developing economies, more moves toward tighter monetary policy to contain inflation, led by China, reined in “animal spirits”. Combining this worsening growth outlook with the Greek debt drama and U.S. debt ceiling imbroglio served to undermine the long equity and commodity trades in the Master Fund.

Against this background, long equity futures positions produced losses and were reduced significantly and in some instances closed or reversed to short trades. Losses were registered on long equity positions in U.S., Chinese, Hong Kong, Korean, Taiwanese, Canadian, Australian, South African and European—especially Italian, Spanish, Swedish and Dutch—equity futures. There was a bounce in equity markets near quarter-end as the Greek austerity approval triggered some short covering, and perhaps due to quarter-end window dressing purchases.

A steadying U.S. dollar, slowing growth and news that the International Energy Agency would release 60 million barrels of oil from strategic reserves to compensate for the Libyan shortfall pushed energy prices lower and led to losses on long positions in crude and related products. Trading of natural gas also resulted in a loss.

Diminishing industrial activity and global economic growth produced losses from long positions in industrial metals, especially aluminum, lead, zinc and nickel. A long gold position was profitable, although the gains were pared back as the U.S. dollar stabilized after April. Silver trading was highly volatile with gains in April offset by losses in May and June.

Turning to agricultural commodities, long positions in the soybean complex, crude palm oil, cotton, coffee and cattle were unprofitable, while a short London cocoa trade lost money and a short wheat trade was profitable.

Interest rate trading was profitable during April and May but in June sovereign debt concerns and inflation worries undermined some long note and bond trades. For the quarter, long positions in U.S., Australian, Canadian, and Japanese long-term futures and a long position in short-term sterling were profitable. Meanwhile, short trades in European interest rate futures produced losses.

The Federal Reserve’s policy of miniscule interest rates and quantitative easing caused the U.S. dollar to take a significant dip in April. During May and June, the U.S. dollar partially recovered as the end of QE2 approached and as growth and debt concerns outside the U.S. caused market participants to trim back short U.S. dollar positions. Still, on balance, short U.S. dollar positions versus emerging market, high yield and safe haven currencies like the Swiss franc were profitable. Meanwhile, non-U.S. dollar trading lost money from long positions in the Aussie dollar, Norwegian Kroner and Swedish krona. On the other hand, a short pound/long Aussie dollar trade was profitable.

Three months ended March 31, 2011

Trading during the quarter was volatile largely as a result of the disaster in Japan. There was a loss for the period as profits from energy, U.S. dollar currency, metal and soft commodity trading were outweighed by losses from equity, interest rate and currency cross rate trading.

Through the first two and one-third months of the quarter, generous liquidity creation by developed country central banks, especially the Federal Reserve, led to a weakening U.S. dollar, and rising equity and commodity prices. Meanwhile, inflation concerns, monetary policy tightening in emerging economies and persistent worry about government debt problems encouraged interest rates on government securities to rise.

Given the diverse monetary policy stances of the U.S. and emerging economies, capital flowed toward high yield and emerging market exporting countries. Short U.S. dollar positions were profitable as the U.S. dollar fell versus the currencies of Brazil, Canada, Korea, Mexico, Russia and Scandinavia.

Persistent ease in U.S. monetary policy also led to increasing optimism regarding global economic growth. This environment was favorable to global equities and long positions in index futures in the U.S., Canada, Europe and South Africa were profitable. Asian equities did less well as policy tightening progressed.

The weak U.S. dollar and strong growth outlook supported commodity prices and agricultural commodity, metal and energy trading were all profitable. The agricultural markets were also boosted by supply concerns caused by a variety of weather conditions – too much or too little rain, too hot or not hot enough. Long positions in corn, wheat, cotton, coffee and rubber were profitable.

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

A flight to safety triggered a strong move into the U.S. dollar which had been falling because of concern regarding fiscal and monetary problems in the U.S., as well as into the Swiss franc and yen which had been weak due to low interest rates. This flight also led to rising prices for “suddenly safe” government securities which had previously been under pressure due to debt problems and recent signs of tighter monetary policies, particularly in Asia. Given the threat to worldwide growth due to the crippling of the Japanese economy, global equity markets, which had weakened noticeably on March 9 in the wake of a Bank of Korea rate hike and further signs of a persistent inflation problem in China, fell sharply as the scale of the disaster expanded. Finally, with Japan’s industrial sector somewhat crippled and global growth now more uncertain, the demands for and prices of metals, energy, and other commodities, which have been experiencing a secular boom, fell, negatively impacting performance.

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

Periods ended June 30, 2010

For the three months ended June 30, 2010, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $2,075,788 from trading operations (including foreign exchange transactions and translations). Management fees of $174,373, brokerage commissions of $27,274, selling commissions and platform fees of $155,412, administrative and operating expenses of $63,200 and custody fees and other expenses of $1,204, all attributable to the Partnership, were paid or accrued. Of these expenses, $13,714 was borne by the General Partner or an affiliate. The Partnership’s profit share allocation was reduced by $194,494 and interest income of $27,045 partially offset the Master Fund expenses allocated to the Partnership resulting in a net loss of $2,261,998.

An analysis of the Master Fund’s trading gain by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(2.47)%
Energies	(2.33)%
Grains	(0.56)%
Interest rates	6.54%
Livestock	(0.10)%
Metals	(0.68)%
Softs	(0.24)%
Stock indices	(5.65)%
Trading gain	(5.49)%

For the six months ended June 30, 2010, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $930,931 from trading operations (including foreign exchange transactions and translations). Management fees of $251,208, brokerage commissions of $40,933, selling commissions and platform fees of $225,455, administrative and operating expenses of $114,201 and custody fees of $1,707, all attributable to the Partnership, were paid or accrued. Of these expenses, $45,061 was borne by the General Partner or an affiliate. The Master Fund allocated $416 in profit share to the General Partner in respect of the Partnership. Interest income of $37,945 partially offset the Master Fund expenses allocated to the Partnership resulting in a net loss of $1,481,845.

An analysis of the Master Fund’s trading gain by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(0.71)%
Energies	(2.03)%
Grains	(0.44)%
Interest rates	9.94%
Livestock	(0.11)%
Metals	(0.35)%
Softs	(0.56)%
Stock indices	(5.84)%
Trading gain	(0.10)%

MANAGEMENT DISCUSSION – 2010

Three months ended June 30, 2010

For the three months ended June 30, 2010, losses from trading stock index futures, currency forwards, energy futures, and to a lesser extent metal and agricultural commodity futures well outpaced the significant gains from trading interest rate futures.

While the quarter started on a positive note, several significant events in May, including the European debt crisis, the May 6 “flash crash”, weaker economic data from China, the sinking of a South Korea naval vessel, and the BP oil leak, triggered abrupt price moves and trend reversals that resulted in a sizable loss for the Master Fund, and ushered in a plethora of uncertainties that produced further erosion in Net Asset Value during June. Market participants wondered: Is inflation or deflation to be feared? Is growth slowing temporarily or are we facing the second leg of a double-dip recession? Will government fiscal policies focus on supporting aggregate demand or on reducing deficits and borrowing? How will changes in financial regulations worldwide impact business growth potential? How will the developed nations’ sovereign debt crisis play out? In this environment, risk aversion, that had been absent in the prior two months, resurfaced unexpectedly in May and June. Consequently, equity prices declined, commodity prices weakened, which put pressure on commodity and growth oriented currencies, and safe haven funds flowed into precious metals and into U.S., German, British and Japanese government securities.

The Master Fund entered the quarter with long positions in most stock index futures and, therefore, suffered losses from the global equity market sell-off as measured by the abrupt 15% drop in the MSCI World Equity Index that occurred between late April and late May. Losses were broad-based and sustained from trading of U.S., European, Asian and South African indices.

Short U.S. dollar positions versus the growth oriented and commodity currencies of Australia, New Zealand, Brazil, Canada, Chile, Russia, India, Mexico, Singapore, Turkey, South Africa and Korea produced losses as traders reduced risky trades and sought safe haven U.S. dollars. A long U.S. dollar position versus the euro was profitable. Non-U.S. dollar cross rate trading was almost flat for the quarter.

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

Equity trading was marginally negative although performance during the quarter and across countries was quite disparate. Losses in January and February reflected the weaker economic outlook and signs of policy tightening. March gains based on improving economic statistics largely offset those losses. By country, long positions in the U.S., the United Kingdom, Canada and parts of Europe were profitable, while long positions in Asia, Spain, Italy, Australia, Mexico and South Africa were unprofitable.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at June 30, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Pursuant to the Partnership's Third Amended and Restated Limited Partnership Agreement, the Partnership may sell Units at the beginning of each calendar month. On April 1, 2011, May 1, 2011 and June 1, 2011, the Partnership sold Units to new and existing limited partners of $14,669,497, $13,100,038 and $17,794,534, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended June 30, 2011.
	Series A		Series B		Series C
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
April 30, 2011	(152.7590)	$1,153.22	-	$1,179.11	-	$1,184.39
May 31, 2011	(551.9905)	1,097.23	(225.7450)	1,125.41	-	1,130.68
June 30, 2011	(327.1280)	1,038.95	-	1,067.19	(177.1700)	1,072.41
Total	(1,031.8775)		(225.7450)		(177.1700)

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

Date: August 12, 2011
/s/ Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)