Form 10-Q
period 2011-09-30
Millburn Multi-Markets Fund L.P.
filed 2011-11-14
CIK 1468910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 2011

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

Yes ☐        No ☒

PART I. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.
Financial statements
For the three and nine months ended September 30, 2011 and 2010 (unaudited)

Statements of Financial Condition (a)	3
Statements of Operations (c)	4-5
Statements of Changes in Partners' Capital (b)	6
Statements of Financial Highlights (c)	7-10
Notes to Financial Statements	11-12

(a) At September 30, 2011 and December 31, 2010

(b) For the nine months ended September 30, 2011 and 2010 (unaudited)

(c) For the three and nine months ended September 30, 2011 and 2010 (unaudited)

Millburn Multi-Markets Fund L.P.
Statements of Financial Condition (UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
Investment in Millburn Multi-Markets Trading L.P. (the "Master Fund")	$215,820,219	$111,327,838
Due from the Master Fund	394,357	233,876
Cash	12,779,798	7,916,721
TOTAL	$228,994,374	$119,478,435

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$12,779,122	$7,766,045
Capital withdrawal payable	392,472	233,876
Due to the General Partner	1,885	-
Due to the Master Fund	676	150,676
Total liabilities	13,174,155	8,150,597

PARTNERS' CAPITAL:
General Partner	1,429,651	1,447,561

Limited Partners:
Series A (139,784.6408 and 64,756.6985 units outstanding)	148,755,538	71,988,161
Series B (19,337.2293 and 5,662.0645 units outstanding)	21,230,195	6,405,290
Series C (40,223.4545 and 27,731.8983 units outstanding)	44,404,835	31,486,826
Total limited partners	214,390,568	109,880,277
Total partners' capital	215,820,219	111,327,838

TOTAL	$228,994,374	$119,478,435

NET ASSET VALUE PER UNIT OUTSTANDING
Series A	$1,064.18	$1,111.67
Series B	$1,097.89	$1,131.26
Series C	$1,103.95	$1,135.40

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30,	September 30,
	2011	2010
NET INVESTMENT LOSS ALLOCATED FROM THE MASTER FUND
INCOME — interest income	$91,095	$51,019

Expenses:
Management fees	1,030,684	260,015
Brokerage commissions	133,724	49,840
Selling commissions and platform fees	719,855	233,505
Administrative and operating expenses	250,141	245,999
Custody fee and other expenses	8,334	2,467
Total expenses	2,142,738	791,826

Operating expenses borne by General Partner	(1,931)	(174,449)

Net expenses	2,140,807	617,377

Net investment loss allocated from the Master Fund	(2,049,712)	(566,358)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,073,675	(374,797)
Foreign exchange translation	(27,223)	(11,452)
Net change in unrealized:
Futures and forward currency contracts	(119,903)	2,951,037
Foreign exchange translation	(3,125)	19,923
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(66,862)	8,799

Total net realized and unrealized gains allocated from the Master Fund	6,856,562	2,593,510

NET INCOME	4,806,850	2,027,152

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	-	116,832

NET INCOME AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND	$4,806,850	$1,910,320
	(continued)

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2011	2010
NET INVESTMENT LOSS ALLOCATED FROM THE MASTER FUND
INCOME — interest income	$252,248	$88,964

Expenses:
Management fees	2,507,517	511,223
Brokerage commissions	355,843	90,773
Selling commissions and platform fees	1,708,429	458,960
Administrative and operating expenses	716,053	360,200
Custody fee and other expenses	19,731	4,174
Total expenses	5,307,573	1,425,330

Operating expenses borne by General Partner	(57,517)	(219,510)

Net expenses	5,250,056	1,205,820

Net investment loss allocated from the Master Fund	(4,997,808)	(1,116,856)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,801,619	(506,317)
Foreign exchange translation	(27,082)	(24,032)
Net change in unrealized:
Futures and forward currency contracts	(7,616,618)	2,168,953
Foreign exchange translation	(14,077)	4,809
Net gains (losses) from U.S. Treasury notes:
Realized	3,031	-
Net change in unrealized	(18,167)	19,166

Total net realized and unrealized gains (losses) allocated from the Master Fund	(1,871,294)	1,662,579

NET INCOME (LOSS)	(6,869,102)	545,723

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	2,595	117,248

NET INCOME (LOSS) AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND	$(6,871,697)	$428,475
	(concluded)

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statements of Changes in Partners' Capital (UNAUDITED)
For the nine months ended September 30, 2011 and 2010

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2010	$1,447,561	$71,988,161	64,756.6985	$6,405,290	5,662.0645	$31,486,826	27,731.8983	$111,327,838

Capital contributions	-	85,728,603	78,379.5252	15,901,098	14,234.2708	14,398,382	12,872.2000	116,028,083
Capital withdrawals	-	(3,622,803)	(3,351.5829)	(625,685)	(559.1060)	(415,517)	(380.6438)	(4,664,005)
Net loss after profit share	(17,910)	(5,338,423)	-	(450,508)	-	(1,064,856)	-	(6,871,697)
PARTNERS' CAPITAL — September 30, 2011	$1,429,651	$148,755,538	139,784.6408	$21,230,195	19,337.2293	$44,404,835	40,223.4545	$215,820,219

Net Asset Value per Unit at September 30, 2011			$1,064.18		$1,097.89		$1,103.95

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2009	$10,159	$8,589,976	8,081.4364	$381,711	357.9807	$302,706	283.6015	$9,284,552

Capital contributions	-	42,920,446	40,584.7502	3,787,992	3,561.6469	2,437,483	2,245.8081	49,145,921
Capital withdrawals	-	(536,472)	(527.6004)	(166,243)	(156.5341)	(181,093)	(178.2290)	(883,808)
Net income (loss) after profit share	418	369,311	-	67,009	-	(8,263)	-	428,475
PARTNERS' CAPITAL — September 30, 2010	$10,577	$51,343,261	48,138.5862	$4,070,469	3,763.0935	$2,550,833	2,351.1806	$57,975,140

Net Asset Value per Unit at September 30, 2010			$1,066.57		$1,081.68		$1,084.91

See notes to financial statements

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended September 30, 2011

The following information presents per unit operating performance data for each series for the three months ended September 30, 2011.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,038.95	$1,067.19	$1,072.41

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(12.27)	(7.81)	(7.16)
Total trading and investing gains (1)	37.50	38.51	38.70

Net profit before profit share allocation from the Master Fund	25.23	30.70	31.54

Profit share allocation from the Master Fund (1) (7)	0.00	0.00	0.00

Net profit from operations after profit share allocation from the Master Fund	25.23	30.70	31.54

NET ASSET VALUE PER UNIT — End of period	$1,064.18	$1,097.89	$1,103.95

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	2.43%	2.88%	2.94%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)(7)	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	2.43%	2.88%	2.94%

Ratios to average net asset value:
Expenses (3) (4) (5) (6)	4.76%	3.01%	2.76%
Profit share allocation from the Master Fund (2) (7)	0.00	0.00	0.00

Total expenses	4.76%	3.01%	2.76%

Net investment loss (3) (4) (5) (6)	(4.58)%	(2.83)%	(2.58)%

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
(5)
Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner of the Partnership and General Partner of the Master Fund. For the three months ended September 30, 2011, the ratios are net of the 0.00% effect of the voluntary waivers of operating expenses (not annualized).

(6)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(7)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements
(Continued)

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended September 30, 2010

The following information presents per unit operating performance data for each series for the three months ended September 30, 2010.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,032.74	1,043.64	1,046.15

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(12.01)	(7.56)	(6.89)
Total trading and investing gains (1)	48.06	49.08	48.90

Net profit before profit share allocation from the Master Fund	36.05	41.52	42.01

Profit share allocation from the Master Fund (1) (2)(7)	(2.22)	(3.48)	(3.25)

Net profit from operations after profit share allocation from the Master Fund	33.83	38.04	38.76

NET ASSET VALUE PER UNIT — End of period	$1,066.57	$1,081.68	$1,084.91

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	3.48%	3.92%	4.00%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	0.20	0.28	0.29

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	3.28%	3.64%	3.71%

Ratios to average net asset value:
Expenses (3) (4) (5) (6)	4.97%	3.21%	2.96%
Profit share allocation from the Master Fund(2)(7)	0.20	0.28	0.29

Total expenses	5.17%	3.49%	3.25%

Net investment loss (3) (4) (5) (6)	(4.62)%	(2.86)%	(2.61)%

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

(Continued)

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the nine months ended September 30, 2011

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2011.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,111.67	$1,131.26	$1,135.40

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(37.67)	(23.89)	(22.14)
Total trading and investing losses (1)	(9.80)	(10.86)	(8.83)

Net loss before profit share allocation from the Master Fund	(47.47)	(34.75)	(30.97)

Profit share allocation from the Master Fund (1) (2) (7)	(0.02)	1.38	(0.48)

Net loss from operations after profit share allocation from the Master Fund	(47.49)	(33.37)	(31.45)

NET ASSET VALUE PER UNIT — End of period	$1,064.18	$1,097.89	$1,103.95

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(4.27)%	(3.07)%	(2.73)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (7)	0.00	(0.12)	0.04

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(4.27)%	(2.95)%	(2.77)%

Ratios to average net asset value:
Expenses (3) (4) (5) (6)	4.83%	3.07%	2.83%
Profit share allocation from the Master Fund (2) (7)	0.00	(0.12)	0.04

Total expenses	4.83%	2.95%	2.87%

Net investment loss (3) (4) (5) (6)	(4.63)%	(2.89)%	(2.63)%

(1)
The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not annualized.
(3)	Annualized.
(4)	Excludes profit share allocation from the Master Fund.
(5)
Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner of the Partnership and General Partner of the Master Fund. For the nine months ended September 30, 2011, the ratios are net of the 0.04% effect of the voluntary waivers of operating expenses (not annualized).

(6)	Includes the Partnership's proportionate share of income and expense allocated from the Master Fund.
(7)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements
(Continued)

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the nine months ended September 30, 2010

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2010.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,062.93	$1,066.29	$1,067.37

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(36.27)	(22.72)	(20.73)
Total trading and investing gains (1)	43.34	45.36	40.78

Net profit before profit share allocation from the Master Fund	7.07	22.64	20.05

Profit share allocation from the Master Fund (1) (2)	(3.43)	(7.25)	(2.51)

Net profit from operations after profit share allocation from the Master Fund	3.64	15.39	17.54

NET ASSET VALUE PER UNIT — End of period	$1,066.57	$1081.68	$1,084.91

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	1.03%	2.37%	2.57%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)(7)	0.69	0.93	0.93

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	0.34%	1.44%	1.64%

Ratios to average net asset value:
Expenses (3) (4) (5) (6)	4.95%	3.19%	2.93%
Profit share from the Master Fund (2) (7)	0.69	0.93	0.93

Total expenses	5.64%	4.12%	3.86%

Net investment loss (3) (4) (5) (6)	(4.62)%	(2.86)%	(2.60)%

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
(Concluded)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Market Fund L.P.’s (the “Partnership”) financial condition at September 30, 2011 and December 31, 2010 and the results of its operations for the three and nine months ended September 30, 2011 and 2010 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2011 and December 31, 2010 was 54.60% and 37.43%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital. For the nine months ended September 30, 2011 and 2010, Millburn Ridgefield Corporation (the “General Partner”) chose to directly bear operating expenses in excess of 1/2 of 1% of average net assets of the Partnership’s average month-end partners’ capital.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides, calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets.  The Partnership is allocated its pro rata portion of the administration fee which is charged at the Master Fund level. As of September 30, 2011 and December 31, 2010, $132,667 and $73,244, respectively, was payable by the Master Fund to the General Partner and is included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the units of limited partnership (“Units”).  The total amount paid by the General Partner was $191,967.  The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009.  However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner.  As of September 30, 2011, pursuant to this calculation, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership.  For the three and nine months ended September 30, 2011, the costs incurred by the Partnership were $9,598 and $28,795, respectively.  For the three and nine months ended September 30, 2010, the costs incurred by the Partnership were $6,505 and $12,790, respectively.  Organization and initial offering costs are included in “administrative and operating expenses” in the Master Fund’s Statements of Operations.

Further, as of September 30, 2011 and December 31, 2010, $28,795 and $25,277, respectively, were payable by the Master Fund to the General Partner as reimbursement for such costs and are included in “accrued expenses” in the Master Fund’s Statement of Financial Condition.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2011 and December 31, 2010, $1,885 and $0 were owed to the General Partner, respectively.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the quarter. Weighted average number of units of each series is detailed below.

	Three months ending September 30,		Nine months ending September 30,
	2011	2010	2011	2010
Series A	132,002.964	44,307.290	103,211.896	28,815.576
Series B	18,151.473	3,224.115	12,478.476	2,027.470
Series C	39,743.001	2,183.414	36,085.151	1,497.458

Millburn Multi-Markets Trading L.P.
Financial statements
For the three and nine months ended September 30, 2011 and 2010 (unaudited)

Statements of Financial Condition (a)	14
Condensed Schedules of Investments (a)	15-18
Statements of Operations (c)	19-20
Statements of Changes in Partners' Capital (b)	21
Statements of Financial Highlights (c)	22-23
Notes to Financial Statements	24

(a) At September 30, 2011 and December 31, 2010

(b) For the nine months ended September 30, 2011 and 2010 (unaudited)

(c) For the three and nine months ended September 30, 2011 and 2010 (unaudited)

Millburn Multi-Markets Trading L.P.
Statements of Financial Condition (UNAUDITED)

	September 30	December 31
	2011	2010
Assets
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes−at fair value (amortized cost $60,315,210 and $51,569,250)	$60,339,341	$51,585,010
Net unrealized appreciation on open futures and forward currency contracts	7,627,307	13,312,178
Due from brokers	5,801,940	3,146,214
Cash denominated in foreign currencies (cost $1,875,111 and $2,353,889)	1,821,339	2,324,160
Total equity in trading accounts	75,589,927	70,367,562

INVESTMENTS IN U.S TREASURY NOTES−at fair value (amortized cost $323,249,916 and $218,631,689)	323,264,832	218,671,298
CASH AND CASH EQUIVALENTS	8,597,859	14,383,754
ACCRUED INTEREST RECEIVABLE	540,674	476,291
DUE FROM MILLBURN MULTI-MARKETS LTD.	328	712
DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	676	150,676
TOTAL	$407,994,296	$304,050,293

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$10,248,405	$-
Cash denominated in foreign currencies (cost $- and $-251,028)	-	248,557
Capital contributions received in advance	14,793	884,835
Capital withdrawals payable	592,472	4,726,525
Management fee payable	575,499	418,270
Selling commissions payable	252,799	122,477
Accrued expenses	597,045	122,002
Due to broker	343,266	-
Commissions and other trading fees on open futures contracts	64,208	67,334
Due to Millburn Multi-Markets Fund L.P.	1,885	684
Total liabilities	12,690,372	6,590,684

PARTNERS' CAPITAL	395,303,924	297,459,609

TOTAL	$407,994,296	$304,050,293

See notes to financial statements

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
September 30, 2011

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.64)%	$(2,522,627)
Grains	(0.99)	(3,930,475)
Interest rates:
2 Year U.S. Treasury Note (1,409 contracts, settlement date 12/31/2011)	(0.08)	(336,414)
5 Year U.S. Treasury Note (525 contracts, settlement date 12/31/2011)	(0.05)	(179,266)
10 Year U.S. Treasury Note (145 contracts, settlement date 12/31/2011)	0.01	28,953
30 Year U.S. Treasury Bond (76 contracts, settlement date 12/31/2011)	0.04	139,250
Other interest rates	(0.09)	(346,304)
Total interest rates	(0.17)	(693,781)

Livestock	0.07	270,690
Metals	(0.81)	(3,186,538)
Softs	(0.34)	(1,335,319)
Stock indices	0.02	66,750
Total long futures contracts	(2.86)	(11,331,300)

Short futures contracts:
Energies	0.70	2,769,266
Grains	1.62	6,399,399
Interest rates	0.01	38,296
Livestock	(0.22)	(869,900)
Metals	1.91	7,560,170
Softs	0.61	2,398,959
Stock indices	0.00	18,674
Total short futures contracts	4.63	18,314,864
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	1.77	6,983,564

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(5.36)	(21,178,089)
Total short forward currency contracts	2.93	11,573,427
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	(2.43)	(9,604,662)

TOTAL	(0.66)%	$(2,621,098)

(Continued)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
September 30, 2011

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$171,170,000	U.S. Treasury notes, 0.750%, 11/30/2011	43.35%	$171,367,246
97,740,000	U.S. Treasury notes, 0.875%, 02/29/2012	24.81	98,058,800
113,960,000	U.S. Treasury notes, 0.375%, 08/31/2012	28.88	114,178,127
	Total investments in U.S. Treasury notes
	(amortized cost $383,565,126)	97.04%	$383,604,173

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.35%	$1,050,235
Grains	1.09	3,239,089
Interest rates:
2 Year U.S. Treasury Note (244 contracts, settlement date 03/31/2011)	0.00	11,712
Other interest rates	0.14	407,761
Total interest rates	0.14	419,473

Livestock	0.23	684,170
Metals	1.37	4,074,267
Softs	0.76	2,260,705
Stock indices	0.53	1,573,129
Total long futures contracts	4.47	13,301,068

Short futures contracts:
Energies	(0.21)	(616,642)
Grains	(0.40)	(1,199,300)
Interest rates	(0.07)	(215,100)
Livestock	(0.22)	(636,480)
Metals	(0.12)	(362,273)
Softs	(0.19)	(565,117)
Stock indices	0.05	142,434
Total short futures contracts	(1.16)	(3,452,478)
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	3.31	9,848,590

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	1.53	4,559,059
Total short forward currency contracts	(0.36)	(1,095,471)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	1.17	3,463,588

TOTAL	4.48%	$13,312,178

		(Continued)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$67,330,000	U.S. Treasury notes, 0.875%, 03/31/2011	22.67%	$67,445,723
67,330,000	U.S. Treasury notes, 0.875%, 05/31/2011	22.70	67,529,886
67,330,000	U.S. Treasury notes, 1.000%, 08/31/2011	22.75	67,677,170
67,330,000	U.S. Treasury notes, 0.750%, 11/30/2011	22.73	67,603,529
	Total investments in U.S. Treasury notes
	(amortized cost $270,200,939)	90.85%	$270,256,308

See notes to financial statements			(Concluded)

Millburn Multi-Markets Trading L.P.
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2011	2010
INVESTMENT INCOME:
Interest income	$171,776	$106,362

EXPENSES:
Brokerage commissions	246,497	119,305
Management fees	1,740,520	431,782
Selling commissions and platform fees	724,620	233,505
Administrative and operating expenses	362,803	331,937
Custody fees and other expenses	16,148	6,616
Total expenses	3,090,588	1,123,145

Operating expenses borne by General Partner	-	(213,030)

Net expenses	3,090,588	910,115

NET INVESTMENT LOSS	(2,918,812)	(803,753)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	13,600,278	(946,420)
Foreign exchange translation	(74,906)	(25,765)
Net change in unrealized:
Futures and forward currency contracts	(57,104)	6,619,053
Foreign exchange translation	(57,353)	45,699
Net gains (losses) from U.S. Treasury notes
Net change in unrealized	(124,667)	41,666
TOTAL NET REALIZED AND UNREALIZED GAINS	13,286,248	5,734,233

NET INCOME	10,367,436	4,930,480
LESS PROFIT SHARE TO GENERAL PARTNER	2,640	302,912
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$10,364,796	$4,627,568
	(Continued)

See notes to financial statements

Millburn Multi-Markets Trading L.P.
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2011	2010
INVESTMENT INCOME:
Interest income	$539,946	$284,166

EXPENSES:
Brokerage commissions	746,108	304,481
Management fees	4,660,140	1,129,877
Selling commissions and platform fees	1,713,194	458,960
Administrative and operating expenses	1,005,514	562,261
Custody fees and other expenses	43,144	14,792
Total expenses	8,168,100	2,470,371

Operating expenses borne by General Partner	-	(263,965)

Net expenses	8,168,100	2,206,406

NET INVESTMENT LOSS	(7,628,154)	(1,922,240)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	12,841,121	(540,853)
Foreign exchange translation	(51,008)	(67,073)
Net change in unrealized:
Futures and forward currency contracts	(15,933,276)	6,130,115
Foreign exchange translation	(26,514)	(5,786)
Net gains (losses) from U.S. Treasury notes
Realized	6,906	-
Net change in unrealized	(16,322)	71,282
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(3,179,093)	5,587,685

NET INCOME (LOSS)	(10,807,247)	3,665,445
LESS PROFIT SHARE TO GENERAL PARTNER	63,226	421,604
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(10,870,473)	$3,243,841
	(Concluded)

See notes to financial statements

Millburn Multi-Markets Trading L.P.
Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2011:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL- January 1, 2011	$295,722,233	$-	$1,737,376	$297,459,609
Contributions	130,596,183	-	-	130,596,183
Withdrawals	(21,944,621)	-	-	(21,944,621)
Net loss	(10,786,942)	(2,379)	(17,926)	(10,807,247)
General Partner’s allocation
New profit Accrued	(63,226)	63,226	-	-
PARTNERS' CAPITAL- September 30, 2011	$393,523,627	$60,847	$1,719,450	$395,303,924

For the nine months ended September 30, 2010:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL- January 1, 2010	$64,665,135	$-	$47,127	$64,712,262
Contributions	88,691,951	-	-	88,691,951
Withdrawals	(38,937,319)	-	-	(38,937,319)
Net income	3,660,318	3,074	2,053	3,665,445
General Partner's allocation:
New Profit-Accrued	(421,604)	421,604	-	-
PARTNERS' CAPITAL- September 30, 2010	$117,658,481	$424,678	$49,180	$118,132,339

See notes to financial statements

Millburn Multi-Markets Trading L.P.
Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the nine months ended
	September 30	September 30	September 30	September 30
	2011	2010	2011	2010

Total return before General Partner profit share allocation	3.01%	4.10%	(2.50)%	2.81%
Less: General Partner profit share allocation	0.00	0.17	0.00	0.16

Total return after General Partner profit share allocation	3.01%	3.93%	(2.50)%	2.65%

Ratios to average net asset value:
Expenses (1) (2)	2.46%	2.65%	2.50%	2.62%
General Partner profit share allocation	0.00	0.17	0.00	0.16

Total expenses (1) (2)	2.46%	2.82%	2.50%	2.78%

Net investment loss (1) (2) (3)	(2.29)%	(2.29)%	(2.30)%	(2.29)%

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

(2) Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner. For the three months ended September 30, 2011 and 2010, the ratios are net of the 0.00% and 0.17% effect of the voluntary waivers of operating expenses, respectively. For the nine months ended September 30, 2011 and 2010, the ratios are net of the 0.00% and 0.22% effect of the voluntary waivers of operating expenses, respectively.

(3) Excludes General Partner profit share allocation and includes interest income.

See notes to financial statements
(Continued)

Millburn Multi-Markets Trading L.P.
Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the nine months ended
	September 30	September 30	September 30	September 30
	2011	2010	2011	2010

Total return before General Partner profit share allocation	2.84%	4.04%	(2.93)%	2.95%
Less: General Partner profit share allocation	0.00	0.25	0.02	0.46

Total return after General Partner profit share allocation	2.84%	3.79%	(2.95)%	2.49%

Ratios to average net asset value:
Expenses (1) (2)	3.16%	2.89%	3.09%	2.50%
General Partner profit share allocation	0.00	0.25	0.02	0.46

Total expenses (1) (2)	3.16%	3.14%	3.11%	2.96%

Net investment loss (1) (2) (3)	(2.98)%	(2.53)%	(2.89)%	(2.17)%

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

(2) Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner. For the three months ended September 30, 2011 and 2010, the ratios are net of the 0.00% and 0.17% effect of the voluntary waivers of operating expenses, respectively. For the nine months ended September 30, 2011 and 2010, the ratios are net of the 0.00% and 0.22% effect of the voluntary waivers of operating expenses, respectively

(3) Excludes General Partner profit share allocation and includes interest income.

See notes to financial statements
(Concluded)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Millburn Multi-Markets Trading L.P. (the “Master Fund”) engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for Millburn Multi-Markets Fund L.P. (the “Partnership”) and Millburn Multi-Markets Ltd. (the “Company”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2011 and December 31, 2010 and the results of its operations for the three and nine months ended September 30, 2011 and 2010 (unaudited).

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

The preparation of financial statements in conformity with accounting principles generally accepted ("U.S. GAAP") in the United States of America (the “U.S.”) requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements.  Actual results could differ from these estimates.

The Master Fund enters into contracts with various financial institutions that contain a variety of indemnifications. The Master Fund's maximum exposure under these arrangements is unknown. However, the Master Fund has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The Income Taxes topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Master Fund recognize in its financial statements the impact of any uncertain tax position. Based on a review of the Master Fund’s open tax years, 2007 through 2010, for the U.S. Federal jurisdiction, the New York and Connecticut State jurisdictions, and the New York City jurisdiction, there are no uncertain tax positions. The Master Fund is treated as a limited partnership for federal and state income tax reporting purposes.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs") ("ASU 2011-04"). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (collectively, the "Boards") on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Partnership is currently assessing the impact of ASU 2011-04 on its future financial statements.

3. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Company invest all of their assets in the Master Fund.  The Partnership’s and the Company’s ownership percentages of the Master Fund at September 30, 2011 and December 31, 2010 of total partners’ capital of the Master Fund are detailed below.  The remaining interests are held by direct investors.

	September 30,	December 31,
	2011	2010
Partnership	54.60%	37.43%
Company	32.93%	45.74%

Total	87.53%	83.17%

The capital withdrawals payable at September 30, 2011 of $592,472 consists of withdrawals of $392,472 and $200,000 from the Partnership and the direct investors, respectively.

The Master Fund bears expenses, including, but not limited to, periodic legal, accounting and filing fees, up to an amount equal to 1/4 of 1% per annum of average net assets of the Master Fund (the “Expense Cap”). Amounts subject to the Expense Cap include expenses incurred at the Master Fund and Company level and the Administration Fee due to the general partner of the Master Fund (the "General Partner"). The General Partner bears any excess over such amounts.

4. FAIR VALUE

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

Cash Instruments.  The Master Fund’s cash instruments are generally classified within Level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and a short-term U.S. government money market fund. The General Partner does not adjust the quoted price for such instruments, even in situations where the Master Fund holds a large position and a sale could reasonably impact the quoted price.

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

During the nine months ended September 30, 2011 and 2010, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables set forth by level and major category within the fair value hirerarchy. At September 30, 2011 and December 31, 2010, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2011

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$383,604,173	$-	$383,604,173

Short-term money market fund*	8,471,679	-	8,471,679

Exchange-traded futures contracts
Energies	246,639	-	246,639
Grains	2,468,924	-	2,468,924
Interest rates	(655,485)	-	(655,485)
Livestock	(599,210)	-	(599,210)
Metals	4,373,632	-	4,373,632
Softs	1,063,640	-	1,063,640
Stock indices	85,424	-	85,424
Total exchange-traded futures contracts	6,983,564	-	6,983,564

Over-the-counter forward currency contracts	-	(9,604,662)	(9,604,662)

Total futures and forward currency contracts (2)	6,983,564	(9,604,662)	(2,621,098)

Total financial assets and liabilities at fair value	$399,059,416	$(9,604,662)	$389,454,754

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral	$60,339,341
Investments in U.S. Treasury notes held in custody	323,264,832
Total investments in U.S. Treasury notes	$383,604,173

(2)
Net unrealized appreciation on futures and forward currency contracts	$7,627,307
Net unrealized depreciation on futures and forward currency contracts	(10,248,405)
Net unrealized appreciation and depreciation on futures and forward currency contracts	$(2,621,098)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition

Financial assets and liabilities at fair value as of December 31, 2010

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$270,256,308	$-	$270,256,308

Short-term money market fund*	13,532,683	-	13,532,683

Exchange-traded futures contracts
Energies	433,593	-	433,593
Grains	2,039,789	-	2,039,789
Interest rates	204,373	-	204,373
Livestock	47,690	-	47,690
Metals	3,711,994	-	3,711,994
Softs	1,695,588	-	1,695,588
Stock indices	1,715,563	-	1,715,563
Total exchange-traded futures contracts	9,848,590	-	9,848,590

Over-the-counter forward currency contracts	-	3,463,588	3,463,588

Total futures and forward currency contracts (2)	9,848,590	3,463,588	13,312,178

Total financial assets and liabilities at fair value	$293,637,581	$3,463,588	$297,101,169

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral	$51,585,010
Investments in U.S. Treasury notes held in custody	218,671,298
Total investments in U.S. Treasury notes	$270,256,308

(2)
Net unrealized appreciation on futures and forward currency contracts	$13,312,178
Net unrealized depreciation on futures and forward currency contracts	-
Net unrealized appreciation and depreciation on futures and forward currency contracts	$13,312,178

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition

5. DERIVATIVE INSTRUMENTS

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2011, by market sector:

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

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in an asset position by counterparty, respectively, are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair value of futures and forward currency contracts in a liability position by counterparty, respectively, are recorded in the statements of financial condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Master Fund’s policy regarding fair value measurement is discussed in the Fair Value and Disclosures note, contained herein.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2011 and December 31, 2010. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2011

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$-	$(2,522,627)	$2,770,680	$(1,414)	$246,639
Grains	-	(3,930,475)	6,400,708	(1,309)	2,468,924
Interest rates	910,034	(1,603,815)	38,296	-	(655,485)
Livestock	270,690	-	-	(869,900)	(599,210)
Metals	-	(3,186,538)	7,560,170	-	4,373,632
Softs	-	(1,335,319)	2,398,959	-	1,063,640
Stock indices	66,750	-	281,621	(262,947)	85,424
Total futures contracts	1,247,474	(12,578,774)	19,450,434	(1,135,570)	6,983,564

Forward currency contracts	2,198,324	(23,376,413)	15,664,233	(4,090,806)	(9,604,662)

Total futures and forward currency contracts	$3,445,798	$(35,955,187)	$35,114,667	$(5,226,376)	$(2,621,098)

Fair value of futures and forward currency contracts at December 31, 2010

					Net Unrealized Gain on
	Fair Value - Long Positions		Fair Value - Short Positions		Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$1,283,210	$(232,975)	$65,500	$(682,142)	$433,593
Grains	3,257,727	(18,638)	11,863	(1,211,163)	2,039,789
Interest rates	429,605	(10,132)	25,283	(240,383)	204,373
Livestock	684,170	-	-	(636,480)	47,690
Metals	4,074,267	-	-	(362,273)	3,711,994
Softs	2,268,915	(8,210)	21,907	(587,024)	1,695,588
Stock indices	2,018,157	(445,028)	144,524	(2,090)	1,715,563
Total futures contracts	14,016,051	(714,983)	269,077	(3,721,555)	9,848,590

Forward currency contracts	5,481,832	(922,773)	1,621,068	(2,716,539)	3,463,588

Total futures and forward currency contracts	$19,497,883	$(1,637,756)	$1,890,145	$(6,438,094)	$13,312,178

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and nine months ended September 30, 2011 and 2010 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized futures and forward currency contracts.”  These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2011 and 2010

Sector	Three months ended: September 30, 2011	Three months ended: September 30, 2010	Nine months ended: September 30, 2011	Nine months ended: September 30, 2010
Futures contracts:
Energies	$(793,923)	$(1,236,680)	$1,525,095	$(3,548,524)
Grains	(2,075,614)	(234,756)	(4,420,676)	(692,631)
Interest rates	27,030,228	3,077,700	28,687,963	13,358,444
Livestock	(1,380,530)	96,820	(2,598,160)	(48,940)
Metals	2,998,864	352,346	616,156	136,328
Softs	365,495	343,924	(1,683,893)	(221,347)
Stock indices	1,550,044	888,590	(16,786,913)	(4,628,388)
Total futures contracts	27,694,564	3,287,944	5,339,572	4,354,942

Forward currency contracts	(14,151,390)	2,384,689	(8,431,727)	1,234,320

Total futures and forward currency contracts	$13,543,174	$5,672,633	$(3,092,155)	$5,589,262

For the three months ended September 30, 2011, the monthly average number of futures contracts bought and sold was 21,389 and 22,780, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,230,000,000.  Over the same period in 2010, the monthly average of futures contracts bought and sold was 9,659 and 8,765, respectively, and the monthly average notional value of forward currency contracts traded was approximately $308,000,000.

For the nine months ended September 30, 2011, the monthly average number of futures contracts bought and sold was 21,233 and 21,549, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,105,000,000.  Over the same period in 2010, the monthly average of futures contracts bought and sold was 8,713 and 8,238, respectively, and the monthly average notional value of forward currency contracts traded was approximately $285,000,000.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”), Morgan Stanley & Co. Inc. (“MS”) and Barclays Bank PLC (“BB”). The Master Fund’s concentration of credit risk associated with DB, MS or BB nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, MS and BB.  The amount of such credit risk was $45,331,590 and $31,950,348 at September 30, 2011 and December 31, 2010, respectively.

6. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2011 and 2010. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:
	September 30, 2011	September 30, 2010
Profit share earned	$-	$79,813
Reversal of profit share (1)	-	(118,692)
Profit share accrued (2)	2,640	341,791
Total profit share	$2,640	$302,912

	Nine months ended:
	September 30, 2011	September 30, 2010
Profit share earned	$60,586	$79,813
Profit share accrued (2)	2,640	341,791
Total profit share	$63,226	$421,604

(1)	At July 1
(2)	At September 30

 7. FINANCIAL HIGHLIGHTS

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

The Master Fund trades futures and forward contracts, and may trade swap and options contracts, on interest rates, commodities, currencies, metals, energy and stock indices.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In OTC transactions, on the other hand, traders must (typically but not universally) rely solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 5% to 35% of an account’s net assets at exchange minimum margins (including imputed margins on forward and swap positions), although the amount committed to margin at any time may be higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The General Partner attempts to control credit risk by causing the Partnership to deal exclusively with large, well capitalized financial institutions as brokers and counterparties.

The financial instruments traded by the Master Fund contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the Master Fund’s satisfaction of the obligations may exceed the amount recognized in the statements of financial condition of the Master Fund.

Due to the nature of the Master Fund’s business, substantially all its assets are represented by cash, cash equivalents and U.S. government obligations, while the Master Fund maintains its market exposure through open futures and forward contract positions.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so.  During its operations through September 30, 2011, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the Units.  The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for of these costs in 60 equal monthly installments which began on August 1, 2009.  However, to the extent the calculated equal monthly installment amount exceeds in any month 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, through its investment in the Master Fund, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2011

Total
Partners'
Month Ending:	Capital of the Partnership
September 30, 2011	$215,820,219
June 30, 2011	172,486,029
December 31, 2010	111,327,838

	Three Months	Nine Months
Change in Partners' Capital	$43,334,190	$104,492,381
Percent Change	25.12%	93.86%

THREE MONTHS SEPTEMBER 30, 2011

The increase in the Partnership’s net assets of $43,334,190 was attributable to subscriptions of $41,098,969 and, through its investment in the Master Fund, net income after profit share of $4,806,850 which was partially offset by withdrawals of $2,571,629.

For the three months ended September 30, 2011, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $6,856,562 from trading operations (including foreign exchange transactions and translations). Management fees of $1,030,684, brokerage commissions of $133,724, selling commissions and platform fees of $719,855, administrative and operating expenses of $250,141 and custody fees and other expenses of $8,334 were paid or accrued. Of these expenses, $1,931 was borne by the General Partner. Interest income of $91,095 partially offset the Master Fund expenses allocated to the Partnership resulting in net gain of $4,806,850.

An analysis of the Master Fund’s trading loss by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(3.52)%
Energies	(0.22)%
Grains	(0.56)%
Interest rates	7.15%
Livestock	(0.38)%
Metals	0.77%
Softs	0.07%
Stock indices	0.33%
Trading gain	3.64%

NINE MONTHS SEPTEMBER 30, 2011

The increase in the Partnership’s net assets of $104,492,381 was attributable to subscriptions of $116,028,083 which was partially offset by withdrawals of $4,664,005 and, through its investment in the Master Fund, a net loss after profit share of $6,871,697.

For the nine months ended September 30, 2011, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $1,871,294 from trading operations (including foreign exchange transactions and translations). Management fees of $2,507,517, brokerage commissions of $355,843, selling commissions and platform fees of $1,708,429, administrative and operating expenses of $716,053 and custody fees and other expenses of $19,731 were paid or accrued. Of these expenses, $57,517 was borne by the General Partner. The Master Fund allocated $2,595 in Profit Share to the General Partner in respect of the Partnership. Interest income of $252,248 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $6,871,697.

An analysis of the Master Fund’s trading loss by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(1.76)%
Energies	0.78%
Grains	(1.29)%
Interest rates	7.43%
Livestock	(0.79)%
Metals	0.21%
Softs	(0.48)%
Stock indices	(4.86)%
Trading loss	(0.76)%

MANAGEMENT DISCUSSION – 2011

Three months ended September 30, 2011

The Partnership posted a gain during the third quarter as gains from trading interest rates, metals and to a lesser extent stock indices outweighed losses from trading currencies, energy and agricultural commodities.

Third quarter trading was volatile as pervasive uncertainty pushed cautionary, safety-first trades to the forefront of market action. The continuing failure of courage in Washington to come to a bipartisan solution on the U.S. deficit and debt ceiling imbroglio and the lack of a complete solution to Europe’s debt quagmire with its knock-on impact on banks held market participants hostage to uncertainty which had a negative influence on growth prospects worldwide. In addition, inflation worries in emerging markets kept monetary policy on a tightening trajectory, especially in China and India, even as growth slowed.

The flight to safety produced gains from long positions in note and bond futures for the U.S., United Kingdom, Australia, Canada, Germany and Japan. The “Quantitative Easing” that was implemented in the U.S., United Kingdom and Japan added to the demand for longer term instruments.

Metal trading was volatile during the quarter but profitable overall due largely to gains from a long gold position. As growth prospects receded, long positions in industrial metals produced losses in August and were reversed to short positions which generated a sizable gain in September.

The deteriorating growth outlook, the fiscal problems in the developed world and policy tightening in emerging economies undermined equity futures prices. Consequently, the long equity positions held at the start of the quarter generated losses in July and early August but after being reversed to short positions produced a more than offsetting gain.

Coming into the quarter, the U.S. dollar had been in a lengthy decline and was not viewed as a safe haven. However with Switzerland and Japan enacting policy initiatives to limit the attractiveness of their currencies, with slower growth undermining the attraction of commodity and emerging market currencies and with the Euro’s existence in question, the U.S. dollar reemerged as a safe haven investment despite the rating downgrade of U.S. government securities by S&P. As a result, short U.S. dollar trades, which had been profitable in July, were unprofitable during August and September. Non-U.S. dollar cross rate trading was negative due to losses on long Australian and New Zealand dollar trades and on short British Pound and Euro trades.

With the economic outlook weakening, losses on long positions in Brent Crude, blendstock gasoline and London gas oil led to a fractional loss from energy trading, although short West Texas Intermediate crude and natural gas positions were profitable.

Trading of agricultural commodities was fractionally negative as long coffee, sugar, corn, soybean and soybean meal positions and a short livestock trade registered losses toward quarter end. Profits from short cocoa trades offset some of these losses.

Three months ended June 30, 2011

While growth oriented trades produced gains early in the quarter, market sentiment toward these “risk on” positions deteriorated during May and June and the Master Fund registered a decline for the three months. Losses from trading of equity, energy, metal and agricultural commodity futures outdistanced gains from currency and interest rate futures trading.

Manufacturing activity, as evidenced by weakening purchasing manager surveys and employment statistics, slowed worldwide during the quarter. In the developed economies, the continued depression in the housing markets and the knock-on effects of the Japan crisis added to the negative sentiment as did the coming end of the second round of quantitative easing ("QE2") in the U.S. and the increase in bank regulations worldwide. Meanwhile, in the developing economies, more moves toward tighter monetary policy to contain inflation, led by China, reined in “animal spirits.” Combining this worsening growth outlook with the Greek debt drama and the U.S. debt ceiling imbroglio served to undermine the long equity and commodity trades in the Master Fund.

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

Interest rate trading was profitable during April and May but in June sovereign debt concerns and inflation worries undermined some long note and bond trades. For the quarter, long positions in U.S., Australian, Canadian and Japanese long-term futures and a long position in short-term sterling were profitable. Meanwhile, short trades in European interest rate futures produced losses.

The Federal Reserve’s policy of miniscule interest rates and quantitative easing caused the U.S. dollar to take a significant dip in April. During May and June, the U.S. dollar partially recovered as the end of QE2 approached and as growth and debt concerns outside the U.S. caused market participants to trim back short U.S. dollar positions. Still, on balance, short U.S. dollar positions versus emerging market, high yield and safe haven currencies like the Swiss franc were profitable. Meanwhile, non-U.S. dollar trading lost money from long positions in the Australian dollar, Norwegian Kroner and Swedish krona. On the other hand, a short pound/long Australian dollar trade was profitable.

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

Energy prices were up on the roiling violence in the Middle East and North Africa, a better economic growth outlook and supply drawdowns. Long positions in crude, heating oil, London gas oil and RBOB gasoline were profitable.

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

An analysis of the Master Fund’s trading income (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.87%
Energies	(0.98)%
Grains	(0.20)%
Interest rates	2.55%
Livestock	0.07%
Metals	0.29%
Softs	0.27%
Stock indices	0.70%
Trading gain	4.57%

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

An analysis of the Master Fund’s trading income (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.15%
Energies	(2.99)%
Grains	(0.64)%
Interest rates	12.74%
Livestock	(0.04)%
Metals	(0.06)%
Softs	(0.29)%
Stock indices	(5.40)%
Trading gain	4.47%

MANAGEMENT DISCUSSION – 2010

Three months ended September 30, 2010

Gains from trading interest rate futures, currency forwards and, to a lesser extent, stock index, metal and agricultural commodity futures well outpaced the loss from trading energy futures.

Federal Reserve Chairman Bernanke’s July statement that “the economic outlook is unusually uncertain” was reflected in the markets’ schizophrenic attitude toward risk during the quarter, swinging from risk seeking in July to risk aversion in August and back to risk seeking in September.

Long positions in U.S. and European notes and bonds, and in U.S. dollar short-term interest rate futures were very profitable in the third quarter, especially in July and August when investors were seeking safety and the Federal Reserve was emphasizing its intention to maintain low interest rates for an extended period.  Meanwhile, long Australian interest rate futures positions produced losses as the Reserve Bank of Australia raised official rates in response to a buoyant domestic economy.  Late in the quarter, concerns about tighter monetary policies and the need to finance large deficits led to higher yields, especially in euro instruments, thereby reducing earlier gains somewhat.

During the quarter, the threat of competitive devaluations, capital controls, currency interventions and trade wars became an almost daily part of official discussions and pronouncements.  The U.S., euro-zone, and Japan all seemed to be vying for the dubious honor of having the poorest outlook.  The U.S. dollar slid significantly versus commodity oriented, higher growth and high interest rate currencies.  Long positions were profitable in the currencies of Brazil, Colombia, Chile, Australia, Singapore, South Africa, and Turkey, as well as Japan, Sweden and Switzerland.  Turning to non-U.S. dollar cross rates, short euro positions versus the Czech koruna and Swedish krona units and a long Australian dollar/short Canadian dollar trade were profitable.

Stock indices were volatile during the quarter, but favorable earnings reports, easy monetary policy, and, by September, some improvement in the worldwide growth outlook supported equity markets particularly near quarter-end.  Profits were generated from long stock index futures positions for Taiwan, Korea, India, Singapore, Germany and Sweden, and from more active trading of U.S. stock futures, while short positions in United Kingdom, Hong Kong, Spanish and Australian index futures produced small losses.

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

While the quarter started on a positive note, several significant events in May, including the European debt crisis, the May 6 “flash crash,” weaker economic data from China, the sinking of a South Korea naval vessel, and the BP oil leak, triggered abrupt price moves and trend reversals that resulted in a sizable loss for the Master Fund, and ushered in a plethora of uncertainties that produced further erosion in net asset value during June. Market participants wondered: Is inflation or deflation to be feared?  Is growth slowing temporarily or are we facing the second leg of a double-dip recession?  Will government fiscal policies focus on supporting aggregate demand or on reducing deficits and borrowing?  How will changes in financial regulations worldwide impact business growth potential?  How will the developed nations' sovereign debt crisis play out?  In this environment, risk aversion, that had been absent in the prior two months, resurfaced unexpectedly in May and June.  Consequently, equity prices declined, commodity prices weakened, which put pressure on commodity and growth oriented currencies, and safe haven funds flowed into precious metals and into U.S., German, British and Japanese government securities.

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

The energy sector was particularly hard hit, and long positions in Brent and WTI crude, heating oil, gas oil and RBOB gasoline were unprofitable.  Crude inventories were already high, particularly in the U.S., and currency and economic growth problems were enough to trigger a significant price drop.

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

Equity trading was marginally negative although performance during the quarter and across countries was quite disparate.  Losses in January and February reflected the weaker economic outlook and signs of policy tightening.  March gains based on improving economic statistics largely offset those losses.  By country, long positions in the U.S., United Kingdom, Canada and parts of Europe were profitable, while long positions in Asia, Spain, Italy, Australia, Mexico and South Africa were unprofitable.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities.  The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at September 30, 2011.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended September 30, 2011.

	Series A		Series B		Series C
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit
July 31, 2011	(1,156.7355)	$1,079.68	(22.4890)	$1,110.64	(47.1270)	$1,116.31
August 31, 2011	(652.2543)	1,069.15	(45.8670)	1,101.42	(92.9390)	1,107.27
September 30, 2011	(213.3980)	1,064.18	(88.5910)	1,097.89	(63.4078)	1,103.95

Total	(2,022.3878)		(156.9470)		(203.4738)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

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

Date: November 14, 2011
/s/ Tod A. Tanis
Tod A. Tanis
Vice-President (Principal Accounting Officer)