Form 10-K
period 2011-12-31
Millburn Multi-Markets Fund L.P.
filed 2012-03-30
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2011

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Commission File Number: 000-54028

MILLBURN MULTI-MARKETS FUND L.P.

 (Exact name of registrant as specified in its charter)

Delaware	26-4038497
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION
411 West Putnam Avenue
Greenwich, Connecticut 06830
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   (203) 625-7554

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Limited Partnership Interests
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2011 and 2010 with Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2011, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

Millburn Multi-Markets Fund L.P.  (the “Partnership”) is a limited partnership organized September 8, 2008 under the Delaware Revised Uniform Limited Partnership Act.  The Partnership commenced operations on August 1, 2009.  The Partnership is required, pursuant to its Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), to invest all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”), a Delaware limited partnership that began trading on October 20, 2004.  The Partnership is one of a number of investors in the Master Fund.  As of December 31, 2011, the Partnership’s partnership percentage in the Master Fund was approximately 57.64% of total partners' capital of the Master Fund.  The general partner and trading advisor of the Partnership and the Master Fund is Millburn Ridgefield Corporation, a Delaware corporation operating in Greenwich, Connecticut (the “General Partner”).

The Master Fund’s business is trading a diversified portfolio of futures, forward, swap and option contracts on currencies, metals, interest rate instruments, stock indices, energy and agricultural commodities.  The General Partner invests globally pursuant to its proprietary quantitative and systematic trading methodology, based upon signals generated from an analysis from price, price derivatives, fundamental and other quantitative data.  Approximately 30%-40% of the Master Fund’s trading, measured by the General Partner’s assessment of risk, currently takes place in the currency markets.

The General Partner, to the exclusion of the investors in the Partnership (“Limited Partners”), conducts and manages the business of the Partnership and the Master Fund.  The Master Fund serves as a master fund for a non-U.S. investment vehicle managed by the General Partner and also permits direct investment by persons qualified to so invest, including qualified General Partner employees.

The General Partner was organized in May 1982 to manage discretionary accounts in futures and forward markets.  It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.  The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” since July 1, 1982 and as a “commodity trading advisor” since September 13, 1984 and has been a member of the National Futures Association (“NFA”) since July 1, 1982.  The General Partner conducts all trading and investment activities through the Master Fund.  The Millburn Corporation is an affiliate of the General Partner and performs research, trading, technology, operations, marketing, accounting, tax, legal, compliance, human resources, and other administrative functions for the Partnership and the Master Fund and other commodity pools and investment partnerships managed by the General Partner.

As of December 31, 2011, the aggregate Net Asset Value of the Partnership was $236,019,823 and the aggregate Net Asset Value of the Master Fund was $409,501,357. The Net Asset Value of a Series A Unit originally sold for $1,000.00 as of August 1, 2009 was $1,039.97 as of December 31, 2011.  The Net Asset Value of a Series B Unit originally sold for $1,000.00 as of August 1, 2009 was $1,077.62 as of December 31, 2011.  The Net Asset Value of a Series C Unit originally sold for $1,000.00 as of August 1, 2009 was $1,084.25 as of December 31, 2011.  In each case, these are based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from August 1, 2009 to December 31, 2011.

The Partnership’s and the Master Fund’s fiscal year ends on December 31.

The Partnership will terminate upon the prior withdrawal, insolvency, bankruptcy or dissolution of the General Partner or occurrence of any event legally requiring termination.

The Partnership is not a registered investment company or mutual fund. Accordingly, investors in the Partnership do not have the protections afforded by the Investment Company Act of 1940, as amended.

(b)   Financial information about industry segments

The Partnership’s business constitutes only one segment, i.e., a speculative commodity pool. The Partnership does not engage in sales of goods and services. Financial information regarding the Partnership’s business is set forth in the Partnership’s Financial Statements included as Exhibit 13.1 to this report.

(c)   Narrative description of business

The Partnership, through the Master Fund, engages in the speculative trading of futures and forward currency contracts and may trade options thereon as well as swap contracts.  The Master Fund’s sole trading advisor is the General Partner.  The Master Fund trades in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market.  The General Partner makes investment and trading decisions pursuant to its investment and trading method, which includes technical trend analysis, certain non-trend-following technical systems, and money management principles, which may be revised from time to time.  The objective of the General Partner’s investment and trading method is to (i) use trend-following models to participate in all major sustained price moves in the markets traded and (ii) simultaneously deploy shorter-term opportunistic models that may or may not take positions in the same direction as trend-following positions.  The General Partner’s approach is medium-term to long-term in nature.  The General Partner’s approach employs models that analyze data over a time spectrum from several minutes to multiple years.  A majority of trades generated by quantitative models may be unprofitable.  Their objective is to make a few large profits, more than offsetting their numerous but smaller losses.  Consequently, during periods in which no major price trends develop in a market, trend-following models are likely to incur substantial losses.  Similarly, during periods when market behavior is unsuitable for non-trend following models, such models are likely to incur substantial losses.

The General Partner is engaged in an ongoing research effort to improve its investment and trading methods and to apply its quantitative analytic expertise to new financial products.

Successful systematic futures trading depends on several factors. Two of the main factors are development and selection of the trading systems used in each market and allocation of portfolio risk among the markets available for trading.

Market environments change over time, and particular systems may perform well in one environment but poorly in another. Likewise, market sectors and individual markets go through periods where systematic trading is very profitable and other periods where no system is able to generate any profits.

The goal of the General Partner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range, while allowing exposure to profitable opportunities. Over more than 40 years, the General Partner has developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market, some non-price information or combination of both.

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time-frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash-, futures- or option markets-generated data or government and industry generated statistical information), and the objective of the system (profiting from trends, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the General Partner’s objective is to have several approaches operating simultaneously. Since the early 1980s, the General Partner has selected multiple systems for each market.

When arriving at the portfolio allocation, the General Partner seeks to maximize diversification, subject to liquidity constraints.  The markets traded and allocations are reviewed monthly, although changes may occur more or less frequently.  The following factors are considered in constructing a universe of markets to trade for the Master Fund:  anticipated profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs.  Once the universe of markets is established, the General Partner’s simulation techniques help determine which markets to include in the Partnership’s portfolio.  The current allocation to any market in the Master Fund’s portfolio does not exceed 2% of total market exposure.

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

In addition, the General Partner’s risk management focuses on money management principles applicable to the portfolio as a whole rather than to individual markets.  The first principle is portfolio diversification, which attempts to improve the quality of profits by reducing volatility.

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

The General Partner employs discretion in the execution of trades where The Millburn Corporation’s trader expertise plays a role in timing of orders and, from time to time, the General Partner may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies.  This exercise of discretion (other than in trade execution) generally occurs only in response to unusual market conditions that may not have been factored into the design of the trading systems and is generally intended to reduce risk exposure.  Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

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

The General Partner paid $191,967 of expenses incurred in connection with the organization of the Partnership and the initial offering of the Units.  The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% of the Partnership’s month-end net asset value (a 0.05% annual rate), such excess will not be reimbursed to, but will be absorbed by, the General Partner.  As of December 31, 2011, pursuant to this calculation, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership.

The Partnership bears all of its own direct expenses, including, but not limited to, any taxes to which the Partnership is subject, regulatory fees, and interest charges.

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

Series A Units are subject to an ongoing compensation charge to be paid to selling agents selling Units (“Selling Agents”) equal to 1/12 of 2% based on the month-end net asset value of such Series’ investment in the Master Fund (a 2% annual rate).

Series B Units sold through, and participating in, asset-based or fixed-fee RIA platforms, are charged an administrative fee, but no ongoing compensation, to be paid to the Selling Agents selling such Units equal to 1/12 of 0.25% based on the month-end net asset value of such Series’ investment in the Master Fund (a 0.25% annual rate).

Series C Units are not subject to any fees or ongoing compensation to Selling Agents.

All fees and ongoing compensation paid to Selling Agents are paid to the General Partner which in turn pays the Selling Agents.

The General Partner receives from the Master Fund a monthly “Management Fee” in respect of each Series’ investment in the Master Fund, in an amount equal to 1/12 of 2% of the net asset value of such Series’ investment in the Master Fund as of each month-end prior to reduction for any withdrawals, any annual Profit Share or the Management Fee then being calculated (a 2% annual rate), prorated for partial months.

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

Generally, the General Partner is paid a monthly “Administration Fee” for administration services it provides to the Partnership, calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, Management Fees, amounts payable to Selling Agents and the Administration Fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets.

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

In connection with the Master Fund’s futures trading, the Master Fund currently executes and clears transactions through J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Newedge USA, LLC and Barclays Capital Inc., each a registered futures commission merchant, but may use other futures commission merchants or cease using any particular futures commission merchant at any time in the General Partner’s discretion.  The Master Fund currently engages in currency forward trading with Morgan Stanley & Co. LLC, Deutsche Bank AG and Barclays Bank PLC, which serve as the Master Fund’s prime brokers in connection with the Master Fund’s foreign currency forward trading, but may utilize the services of additional prime brokers or engage in such trading with other banks and dealers as well. If the Master Fund engages in any commodity swap trading, it intends to do so with highly creditworthy banks and dealers only.

The General Partner estimates that 90% or more of the Master Fund’s assets, including the assets used to satisfy margin and collateral requirements, will be invested in U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments and certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits).  All interest earned on such securities or other obligations purchased with Master Fund assets will accrue to the Master Fund.  The balance of the Master Fund’s assets will be held in cash in commodity brokerage accounts, bank accounts or other accounts in the name of the Master Fund and will be used for trading which requires cash for margin and to avoid daily buying and selling of government securities.  Neither the Partnership nor the Master Fund will make any loans; provided, however, that the Partnership and the Master Fund may purchase CFTC-authorized investments, including debt instruments, as described above.  The General Partner will not commingle the property of the Partnership or the Master Fund with the property of any other person or entity (the deposit of Partnership or Master Fund assets with banks, brokers and dealers for margin, collateral or otherwise not being deemed a prohibited commingling).

The Partnership does not engage in lending (other than through permitted securities investments).

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In November 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. These position limits are not yet effective and there is considerable uncertainty surrounding their application. All accounts controlled by the General Partner are combined for speculative position limit purposes. The General Partner believes that the limits are sufficiently large that they should not restrict the Master Fund’s trading strategy.

Currency forward contracts are not currently subject to regulation by any United States (“U.S.”) government agency. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010. The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time. The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by the Reform Act may result in the Master Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The Reform Act also amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in such a manner that the Master Fund may no longer be permitted to engage in currency forward transactions by directly accessing the interbank market. Rather, the Master Fund may be limited to engaging in “retail forex transactions” which could limit the Master Fund’s potential currency forward counterparties. Limiting the Master Fund’s potential currency forward counterparties could lead to the Master Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees. The “retail forex” markets could also be significantly less liquid than the interbank market. Moreover, the creditworthiness of the currency forward counterparties with whom the Master Fund may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Master Fund currently engages for its currency forward transactions. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the General Partner would otherwise recommend, to the possible detriment of the Master Fund.

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

Item 4.   Mine Safety Disclosures

Not required.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Market Information.

There is no trading market for the Units, and none is likely to develop. Units may be redeemed upon 15 days’ written notice at their net asset value as of the last day of any month, subject to certain early redemption charges.

(b)   Holders.

As of December 31, 2011, there were 2,298 holders of Series A Units, 381 holders of Series B Units and 112 holders of Series C Units.

(c)   Dividends.

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to the Partners. No distributions have been made on the Units, and none are contemplated.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Units are sold on a monthly basis through the General Partner and selling agents retained by the General Partner to act as its agents. Units were initially issued at $1,000 per Unit and thereafter at net asset value. Between October 1, 2011 and December 31, 2011, the Partnership issued Units at monthly closings, as set forth in the following charts, to both new Limited Partners as well as to existing limited partners making additional investments.

Month	Number of Series A Units Sold	Dollar Amount of Series A Units Sold

October 1, 2011	11,569.5933	$12,312,073
November 1, 2011	5,383.4508	$5,491,569
December 1, 2011	6,681.5113	$6,891,602

Total	23,634.5554	$24,695,244

Month	Number of Series B Units Sold	Dollar Amount of Series B Units Sold

October 1, 2011	398.8015	$437,849
November 1, 2011	361.4948	$381,000
December 1, 2011	1,320.1601	$1,408,897

Total	2,080.4564	$2,227,746

Month	Number of Series C Units Sold	Dollar Amount of Series C Units Sold

October 1, 2011	58.2802	$64,793
November 1, 2011	40.8429	$42,867
December 1, 2011	64.0206	$68,718

Total	163.1437	$176,378

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

The following table summarizes Limited Partner redemptions of Series A, Series B and Series C Units during the fourth calendar quarter of 2011:

Series A Units

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2011	292.6341	$1,020.08
November 30, 2011	414.5683	$1,067.22
December 31, 2011	2,769.4622	$1,039.97

Total	3,476.6646

Series B Units

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2011	96.5399	1,053.94
November 30, 2011	181.4688	1,077.62
December 31, 2011	126.8673	1,077.62

Total	404.8760

Series C Units

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2011	0	$1,059.98
November 30, 2011	41.9989	$1,073.56
December 31, 2011	154.6258	$1,084.25

Total	196.6247

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

The Master Fund  trades futures and forward contracts, and may trade swap and options contracts, on interest rates, commodities, currencies, metals, energy and stock indices.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be higher; (4) prohibiting pyramiding – that is, using unrealized profits in a particular market as margin for additional positions in the same market; and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits. The Master Fund controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2011, the Master Fund experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

The General Partner has paid $191,967 of expenses incurred in connection with the organization of the Partnership and the initial offering of the Units. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% of the Partnership’s month-end Net Asset Value (a 0.05% annual rate), such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner. As of December 31, 2011, pursuant to this calculation, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership.

Results of Operations

The Partnership’s success depends on the General Partner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy. The General Partner’s investment and trading methods are confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is its performance record. Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Partnership, while, at the same time, its past performance is not necessarily indicative of future results. Because of the speculative nature of the Master Fund’s trading, operational or economic trends have little relevance to the Partnership’s results. The General Partner believes, however, that there are certain market conditions — for example, markets with strong price trends — in which the Partnership has a better opportunity of being profitable than in others.

2011

During 2011, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $4,208,272 from trading operations (including foreign exchange transactions and translations). Management fees of $3,643,500, brokerage commissions of $494,299, selling commissions and platform fees of $2,530,363, administrative and operating expenses of $1,015,504 and custody fees of $31,049 were paid or accrued. Of these expenses, $59,807 was borne by the General Partner. The Master Fund allocated $2,595 in Profit Share to the General Partner in respect of the Partnership. Interest income of $345,473 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $11,520,302.

For the year ended December 31, 2011, the Master Fund achieved net realized and unrealized losses of $7,579,303 from trading operations (including foreign exchange transactions and translations).  Management fees of $6,470,138, brokerage commissions of $994,569, selling commissions and platform fees of $2,530,363, administrative and operating expenses of $1,487,037 and custody fees of $63,347 were paid or accrued.  Of these expenses, $75,183 were borne by the General Partner or an affiliate.  The Master Fund allocated $61,668 in Profit Share to the General Partner.  Interest income of $703,919 partially offset the Master Fund expenses resulting in a net loss after profit share of $18,407,323.

An analysis of the Master Fund’s trading gain (loss) by sector for the year ended December 31, 2011 is as follows:

Sector	% Gain (Loss)
Currencies	(2.32)%
Energies	0.28%
Grains	(1.93)%
Interest rates	9.03%
Livestock	(0.82)%
Metals	0.10%
Softs	0.23%
Stock indices	(6.50)%

Total	(1.93)%

2011 was a volatile year of “Risk On/Risk Off” trading as market sentiment swung from hope to despair and back again on numerous occasions. The Master Fund was unprofitable as losses from equities, currencies, grain, and livestock outweighed gains from interest rates and to a lesser extent from metals, energy and softs.

Market participants were buffeted by a dizzying array of economic growth, economic policy, political and natural disaster-related factors. There were floods in Australia, an earthquake, tsunami and nuclear disaster in Japan, earthquakes in New Zealand and floods in Thailand. Then there were the usual extreme wet and dry weather events that occurred throughout the world as well. On the fiscal front, policy paralysis and a lack of courage kept the U.S. and Europe from dealing in a definitive way with debt and deficit crises that led to ratings downgrades for many countries, endangered the worldwide banking system and led to volatile changes of governments in Greece, Italy and Spain. Throughout 2011, there were periodic developed countries’ monetary policy moves to prop up sagging confidence and prod weakening growth. Persistently low official interest rates and quantitative easing by the Federal Reserve, Bank of England, and the European Central Bank — especially with its late in the year injection of long term lending to banks — aimed to counter despair with some hope. Also, in late November, six central banks, orchestrated by the Federal Reserve, reduced the cost of dollar funding for commercial banks worldwide after the rating’s agencies announced downgrades for many of the largest global banks. By August, even emerging market central banks, including China, Brazil, India and Indonesia, that had been maintaining relatively tight monetary policies in order to contain inflation, began to ease as slowing growth become a bigger worry. Indeed, during the final four months of the year, downward growth revisions peppered the market regularly as the International Monetary Fund, World Bank, Organization for Economic Co-operation and Development, European Central Bank, European Commission, Bank of England, Federal Reserve, Bank of Japan and numerous private financial institutions lowered their GDP forecasts. Exchange rate policy was also far from steady in 2011. Many countries from Switzerland and Japan to Brazil and Chile enacted policies designed to counter and reverse the upward pressure on their currencies that threatened their export industries. Finally from the Middle East, the Arab Spring, Iranian intransigence on seeking nuclear power and the U.S. exit from Iraq added to uncertainty, particularly in the energy sector, prompting the International Energy Agency to release 60 million barrels of oil from strategic reserves in July.

In this environment it is hardly surprising that safe haven or risk reduction trades were profitable, even as price activity in most markets was erratic and lacking persistent direction. Long positions in U.S., U.K., German, Australian, Canadian and Japanese note and bond futures were profitable. A short position in the Italian 10-year bond future was also profitable.

Safe haven long positions in gold and to a lesser extent in silver were profitable. Meanwhile, trading of industrial metals was unprofitable as prices vacillated with the growth outlook.

Energy trading was slightly profitable. Long positions in RBOB gasoline and London gas oil produced gains as prices rose in the first half of the year. Short natural gas trades were profitable especially as prices fell sharply in the last third of 2011.

Softs trading was slightly profitable. A short cocoa trade was profitable in the July-December period as weak European demand and a good supply outlook depressed prices. A long cotton trade produced gains early in the year when worldwide growth appeared good. A long Robusta coffee trade was profitable. Meanwhile trading of crude palm oil and sugar generated losses as prices were volatile and erratic.

Trading of stock indices was very unprofitable and the losses were widespread as prices swung erratically in response to the myriad of issues listed above. Losses were sustained in many cases on both long and short positions. Trading of U.S., European — especially U.K., Asian — especially Japanese, and of both emerging and developed countries equity futures produced losses in 2011.

Early in the year short dollar positions against high growth and high yield currencies of emerging market and commodity countries were profitable. However, as the growth outlook deteriorated, as the debt and deficit crises became more pronounced and as a number of countries implemented policies to halt and reverse their currency appreciation, the dollar rebounded, partly due to safe haven purchases, and these short positions produced losses and were reversed. On balance profits from trades versus the Euro and the currencies of Brazil, Canada, India, Korea, Poland, Russia and Switzerland slightly outweighed losses from trading the currencies of Australia, Britain, Chile, Columbia, Israel, Japan, New Zealand, South Africa and Sweden.

Cross rate currency trading was unprofitable. Trading the Euro/New Zealand dollar cross and the New Zealand dollar/Japanese yen cross resulted on losses from both long and short positions as the interactions of the ebb and flow of the European debt crisis and New Zealand earthquakes and the Japanese tsunami disaster caused erratic price moves. Volatility also brought losses from both long and short trades in the Australian dollar/Canadian dollar cross. Finally, short Swiss franc and Great British pound trades against Scandinavian currencies were not profitable.

Trading of agricultural commodities was unprofitable. Livestock prices were volatile and losses were sustained on both long and short trades through the year. The soybean complex produced losses on both long and short positions as prices of beans, bean oil and meal were volatile. Wheat and corn trading was also unprofitable.

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

One persistent influence on market activity throughout the year was the U.S. Federal Reserve’s easy monetary policy as evidenced by near zero official short term interest rates and continuous liquidity injections via the first round of quantitative easing and the second round of quantitative easing. Against this backdrop, long positions in U.S., U.K. and European bond, note and short-term interest rate futures were highly profitable during the first three quarters of the year. In the fourth quarter, however, concerns about massive government borrowing requirements in developed economies—underscored by the agonizing spread of the Euro periphery’s debt crisis—and future inflation triggered a substantial uptick in rates that led to widespread losses on long interest rate futures positions. The fact that a number of countries, including China, India and Australia, tightened their monetary policies to combat incipient inflation added to upward interest rate pressures.

Foreign exchange trading was profitable with both U.S. dollar and non-U.S. dollar cross rate components generating gains. In particular, short U.S. dollar positions versus growth-oriented and commodity currencies of countries such as Brazil, Columbia, India, Mexico, South Africa and Singapore were profitable. In the cross rate component, short Euro positions relative to a variety of currencies registered gains as did a short Euro/long U.S. dollar trade. Also, long Australian dollar positions against the Canadian, Swiss and Swedish units were profitable.

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

Contractual Obligations

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business, through its investment in the Master Fund, is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities.   The Partnership’s Financial Statements, included as Exhibit 13.1 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Master Fund's open future and forward currency contracts, both long and short, at December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.   Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2011 and 2010, as required by this item, is included as Exhibit 13.1 to this report.  Supplementary data is not required.

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

Management’s Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining adequate internal control over the Partnership’s financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The General Partner’s internal control over financial reporting includes those policies and procedures that:

 •   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Partnership’s assets;

 •   provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Partnership’s financial statements in accordance with U.S. GAAP, and that the Partnership’s receipts and expenditures are being made only in accordance with authorizations of the General Partner’s management and directors; and

 •   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the Partnership’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2011, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a, b)  Identification of Directors and Executive Officers

The Partnership has no directors or executive officers. The Partnership is controlled and managed by the General Partner.

The General Partner is a Delaware corporation operating in Greenwich, Connecticut, organized in May 1982 to manage discretionary accounts in futures and forward markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

The principals and senior officers of the General Partner as of December 31, 2011 are as follows:

Harvey Beker, age 58. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the General Partner and Chief Executive Officer and Chairman of The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners. During his tenure at the General Partner (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person of the General Partner effective November 25, 1986. Additionally, he became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective February 8, 1984 and May 23, 1989, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn International, LLC (“Millburn International”) since its inception.

Gregg R. Buckbinder, age 53. Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the General Partner and The Millburn Corporation. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of Millburn International since its inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

George E. Crapple, age 67. Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the General Partner and served in the same capacities at The Millburn Corporation through May 31, 2011, and serves as a member of the General Partner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the General Partner in June 1976 and joined the General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011. He became a partner in ShareInVest in April 1984. Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association (“MFA”), a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (FIA). Mr. Crapple has also served as Co-Chairman of Millburn International since its inception. Mr. Crapple became listed as a Principal and registered as an Associated Person of the General Partner effective September 13, 1984 and April 2, 1988, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 42. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner and The Millburn Corporation. Prior to joining the General Partner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 - January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 - September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), former Chairman of the hedge fund industry group MFA, CPO/CTA Advisory Committee (November 2006 to June 2010) and is currently Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (since June 2010), a member of the Editorial Board of the Journal of Securities Law, Regulation and Compliance (since February 2007) and a faculty member of the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of Millburn International since its inception. Mr. Felsenthal became listed as a Principal of the General Partner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 64. Mr. Fitzsimmons is a Senior Vice-President of the General Partner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities include both business development and investment strategy. He joined the General Partner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person of the General Partner effective July 2, 1993, and April 15, 2009, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 and October 12, 1992, respectively, each until December 31, 2011. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 54. Mr. Goodman is Executive Vice-President and Director of Trading for the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. As Executive Vice President, Mr. Goodman also plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. He has been a featured speaker at industry events in the U.S., Europe and Asia. Mr. Goodman has also served as President, Chief Executive Officer and a Director of Millburn International since its inception. Mr. Goodman became listed as a Principal and registered as an Associated Person of the General Partner effective December 19, 1991 and May 23, 1989, respectively. He also became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective June 20, 1995 and April 5, 1989, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Dennis B. Newton, age 60. Mr. Newton is a Senior Vice-President of the General Partner and served in the same capacity at The Millburn Corporation through July 1, 2011. His primary responsibilities are in administration and business development. Prior to joining the General Partner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc. (“Phoenix”), from March 1990 to June 1991. Mr. Newton was listed as a Principal of Phoenix Asset Management, Inc. and Phoenix beginning in June 1990 and April 1990, respectively, and, although he left the firms in August 1991 and June 1991, respectively, his registration as a Principal was not withdrawn until January 1992 and November 1992, respectively. Mr. Newton was registered as an Associated Person of Phoenix from May 1990 until June 1991 and of Phoenix Asset Management, Inc. from May 1990 until January 1992 (although he left the firm prior to that date, in August 1991). Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with the brokerage firm of Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc. Until March 1990, he was registered as an Associated Person with Prudential Equity Group LLC (beginning in October 1987), and was listed as a Principal of the commodity pool operator Seaport Futures Management, Inc. (“Seaport”) (beginning in January 1989) and Prudential Securities Futures Management, Inc. (beginning in June 1989). Mr. Newton was a Director of Seaport, and his responsibilities at Seaport, Prudential-Bache, Prudential Securities Futures Management, Inc. and Prudential Equity Group LLC included the organization and marketing of public commodity pools. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading. Mr. Newton was registered as an Associated Person (March 1981 — October 1987) of Heinold Commodities Inc. Mr. Newton was registered as an Associated Person of Heinold beginning in January 1986 and was listed as a Principal of Heinold beginning in February 1986. Although Mr. Newton left Heinold in October 1987, his registration as an Associated Person and his listing as a Principal were not withdrawn until November 1987. Mr. Newton joined the General Partner as an Associated Person in May 1991, and then joined the General Partner and its affiliates on a full-time basis in September 1991. Mr. Newton became listed as a Principal and registered as an Associated Person and branch office manager of the General Partner effective May 14, 1997, May 30, 1991 and December 16, 1991, respectively. He also became listed as Principal of The Millburn Corporation effective May 5, 2004 until July 1, 2011.

Grant N. Smith, age 60. Mr. Smith is Executive Vice-President and Director of Research of the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time. Mr. Smith became a partner in ShareInVest in January 1994. Mr. Smith has also served as a Director of Millburn International since its inception, where he, along with the other Directors of Millburn International, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person of the General Partner, effective December 19, 1991 and April 15, 2009, respectively. He became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective June 20, 1995 and May 21, 1992, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Tod A. Tanis, age 57. Mr. Tanis is a Vice President and Principal Accounting Officer of the General Partner and The Millburn Corporation. He is responsible for overseeing operations and accounting for the firm’s commodity pools. He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the General Partner and The Millburn Corporation in May 1983. Prior to joining the General Partner and its affiliates, he was with the brokerage firm of E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979. As a Supervisor at E.F. Hutton, he was responsible for supervising internal and external reporting for the futures division. In December of 1982, he was promoted to Manager and continued his role in supervising internal and external reporting. Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with the brokerage firm of Merrill Lynch & Company from September 1976 to May 1978. Mr. Tanis became listed as a Principal of the General Partner and The Millburn Corporation effective July 14, 2004.

None of the individuals listed above currently serves as a director of a public company.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a, b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)  Promoters and Control Persons

The General Partner, as the organizer of the Partnership, is a promoter within the meaning of 1(i) of the definition of “promoter” set forth in Regulation 12b-2 of the Securities Exchange Act of 1934, as amended.  The General Partner has not received, and is not entitled to receive, anything of value from the Partnership in connection therewith other than reimbursement of up to $160,980 in connection with the organization of the Partnership and the initial offering of the Units.

(h)  Code of Ethics

The Partnership has no employees, officers or directors and is managed by the General Partner.  The General Partner has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer.  A copy of this Executive Code of Ethics may be obtained at no charge by written request to Millburn Ridgefield Corporation, 411 West Putnam Avenue, Greenwich, Connecticut 06830 or by calling 203-625-7554 (ask for Client Services).

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

Item 11.  Executive Compensation

The Partnership has no directors, officers or employees. None of the directors, officers or employees of the General Partner receive compensation from the Partnership. The Partnership invests all of its assets in the Master Fund. The General Partner makes all investment decisions on behalf of the Master Fund. The General Partner receives monthly management fees of 0.0833 of 2% of the Master Fund’s net assets and an annual profit share of 20% of any new trading profit.  The General Partner is also paid a monthly administration fee equal to 0.05% per annum of net assets.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

All of the Partnership’s general partner interest is held by the General Partner.

(b)   Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership is required to invest all its assets in the Master Fund. The General Partner has discretionary authority over the Master Fund’s trading. As of December 31, 2011, the General Partner’s interest was valued at $3,463,815, which constituted 1.47% of the Partnership’s capital as of December 31, 2011.

As of December 31, 2011, no directors or executive officers of the General Partner own beneficially Units in the Partnership.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid to the General Partner $3,643,500 in management fees and $2,595 in profit share for the year ended December 31, 2011.  The General Partner’s capital interest was allocated net income of $16,254 for the year ended December 31, 2011.  The Partnership paid to the General Partner $1,005,729 in management fees and $1,254,093 in profit share for the year ended December 31, 2010.  The General Partner’s capital interest was allocated net income of $37,402 for the year ended December 31, 2010. The General Partner has advanced expenses incurred in connection with the organization of the Partnership and the initial offering of the Units.  The total amount paid by the General Partner was $191,967.  The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199, beginning August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% of the Partnership’s month-end net asset value (a 0.05% annual rate), such excess will not be reimbursed to, but will be borne by, the General Partner. As of December 31, 2011, pursuant to these calculations, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership.  For the years ended December 31, 2011 and 2010, such costs incurred were $38,388 and $25,277, respectively.

Item 14.   Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2011 and 2010 were approximately $33,500 and $25,000, respectively.

(2)	Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(3)	All Other Fees

There were no other fees for the years ended December 31, 2011 and 2010.

(4)	Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2011 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.1.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.1	2011 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

100.1	Interactive Data File

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2012.

MILLBURN MULTI-MARKETS FUND L.P.

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chief Executive	March 30, 2012
Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 30, 2012
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2012
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 30, 2012
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13. 1	2011 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

100.1	Interactive Data File

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

