Form 10-Q
period 2012-03-31
Millburn Multi-Markets Fund L.P.
filed 2012-05-15
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 2012

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-54028

MILLBURN MULTI-MARKETS FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	26-4038497
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION

411 West Putnam Avenue

Greenwich, Connecticut  06830

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (203) 625-7554

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

Yes ☐        No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.
Financial statements
For the three months ended March 31, 2012 and 2011 (unaudited)

Statements of Financial Condition (a)	3
Statements of Operations (b)	4
Statements of Changes in Partners' Capital (b)	5
Statements of Financial Highlights (b)	6-7
Notes to Financial Statements	8-9

(a) At March 31, 2012 and December 31, 2011 (unaudited)

(b) For the three months ended March 31, 2012 and 2011 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	March 31,	December 31,
	2012	2011
ASSETS
Investment in Millburn Multi-Markets Trading L.P. (the "Master Fund")	$228,311,782	$236,019,823
Due from the Master Fund	2,355,355	3,184,538
Cash	3,290,682	6,164,454
TOTAL	$233,957,819	$245,368,815

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$3,290,290	$6,163,876
Capital withdrawal payable	2,355,355	3,184,538
Due to the Master Fund	392	578
Total liabilities	5,646,037	9,348,992

PARTNERS' CAPITAL:
General Partner	3,222,557	3,463,815

Limited Partners:
Series A (168,594.6416 and 159,942.5316 units outstanding)	161,498,221	166,336,096
Series B (22,867.6597 and 21,012.8097 units outstanding)	22,797,658	22,643,903
Series C (40,642.5235 and 40,189.9735 units outstanding)	40,793,346	43,576,009
Total limited partners	225,089,225	232,556,008
Total partners' capital	228,311,782	236,019,823

TOTAL	$233,957,819	$245,368,815

NET ASSET VALUE PER UNIT OUTSTANDING
Series A	$957.91	$1,039.97
Series B	$996.94	$1,077.62
Series C	$1,003.71	$1,084.25

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31,	March 31,
	2012	2011
NET INVESTMENT LOSS ALLOCATED FROM THE MASTER FUND
INCOME — interest income	$79,312	$75,755

Expenses:
Management fees	1,153,034	646,348
Brokerage commissions	159,315	106,770
Selling commissions and platform fees	839,484	426,345
Administrative and operating expenses	302,103	199,386
Custody fee and other expenses	12,552	5,320
Total expenses	2,466,488	1,384,169

Operating expenses borne by General Partner	-	(19,553)

Net expenses	2,466,488	1,364,616

Net investment loss allocated from the Master Fund	(2,387,176)	(1,288,861)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(9,514,077)	2,976,474
Foreign exchange translation	(35,754)	(23,883)
Net change in unrealized:
Futures and forward currency contracts	(7,095,650)	(3,747,171)
Foreign exchange translation	(1,773)	24,482
Net gains (losses) from U.S. Treasury notes:
Realized	(3,206)	3,031
Net change in unrealized	(57,408)	4,063

Total net realized and unrealized losses allocated from the Master Fund	(16,707,868)	(763,004)

NET LOSS	(19,095,044)	(2,051,865)

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	-	983

NET LOSS AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND	$(19,095,044)	$(2,052,848)

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2012 and 2011

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2011	$3,463,815	$166,336,096	159,942.5316	$22,643,903	21,012.8097	$43,576,009	40,189.9735	$236,019,823

Capital contributions	-	12,898,335	12,727.3098	2,906,745	2,758.9000	808,398	771.8200	16,613,478
Capital withdrawals	-	(3,983,105)	(4,075.1998)	(910,911)	(904.0500)	(332,459)	(319.2700)	(5,226,475)
Net loss after profit share	(241,258)	(13,753,105)	-	(1,842,079)	-	(3,258,602)	-	(19,095,044)
PARTNERS' CAPITAL — March 31, 2012	$3,222,557	$161,498,221	168,594.6416	$22,797,658	22,867.6597	$40,793,346	40,642.5235	$228,311,782

Net Asset Value per Unit at March 31, 2012			$957.91		$996.94		$1,003.71

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2010	$1,447,561	$71,988,161	64,756.6985	$6,405,290	5,662.0645	$31,486,826	27,731.8983	$111,327,838

Capital contributions	-	19,155,058	17,140.7920	2,313,000	2,031.6546	7,896,987	6,949.2719	29,365,045
Capital withdrawals	-	(327,803)	(297.3176)	(198,871)	(176.4140)	-	-	(526,674)
Net loss after profit share	(7,684)	(1,514,997)	-	(109,802)	-	(420,365)	-	(2,052,848)
PARTNERS' CAPITAL — March 31, 2011	$1,439,877	$89,300,419	81,600.1729	$8,409,617	7,517.3051	$38,963,448	34,681.1702	$138,113,361

Net Asset Value per Unit at March 31, 2011			$1,094.37		$1,118.70		$1,123.48

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2012

The following information presents per unit operating performance data for each series for the three months ended March 31, 2012.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,039.97	$1,077.62	$1,084.25

LOSS ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(11.51)	(7.48)	(6.89)
Total trading and investing losses (1)	(70.55)	(73.20)	(73.65)

Net loss before profit share allocation from the Master Fund	(82.06)	(80.68)	(80.54)

Profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(82.06)	(80.68)	(80.54)

NET ASSET VALUE PER UNIT — End of period	$957.91	$996.94	$1,003.71

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(7.89)%	(7.49)%	(7.43)%

PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(7.89)%	(7.49)%	(7.43)%

Ratios to average net asset value:
Expenses (3) (4) (5)	4.82%	3.07%	2.81%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00

Total expenses	4.82%	3.07%	2.81%

Net investment loss (3) (4) (5)	(4.68)%	(2.93)%	(2.68)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund if any.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements

(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2011

The following information presents per unit operating performance data for each series for the three months ended March 31, 2011.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,111.67	1,131.26	1,135.40

LOSS ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(12.94)	(8.22)	(7.56)
Total trading and investing losses (1)	(4.36)	(4.65)	(4.29)

Net loss before profit share allocation from the Master Fund	(17.30)	(12.87)	(11.85)

Profit share allocation from the Master Fund (1) (7)	0.00	0.31	(0.07)

Net loss from operations after profit share allocation from the Master Fund	(17.30)	(12.56)	(11.92)

NET ASSET VALUE PER UNIT — End of period	$1,094.37	$1,118.70	$1,123.48

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(1.52)%	(1.09)%	(1.03)%

PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (7)	(0.04)	(0.02)	(0.02)

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(1.56)%	(1.11)%	(1.05)%

Ratios to average net asset value:
Expenses (3) (4) (5) (6)	4.91%	3.15%	2.90%
Profit share allocation from the Master Fund (2) (7)	0.00	(0.03)	0.01

Total expenses	4.91%	3.12%	2.91%

Net investment loss (3) (4) (5) (6)	(4.66)%	(2.90)%	(2.65)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not annualized.
(3)	Annualized.
(4)	Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner of the Partnership and General Partner of the Master Fund. For the three months ended March 31, 2011, the ratios are net of the 0.02% effect of the voluntary waivers of operating expenses (not annualized).
(5)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(6)	Excludes profit share allocation from the Master Fund.
(7)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at March 31, 2012 and December 31, 2011 and the results of its operations for the three months ended March 31, 2012 and 2011 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2011 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

The preparation of financial statements in conformity with accounting principles generally accepted (“U.S. GAAP”) in the United States of America (the “U.S.”) requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements.  Actual results could differ from these estimates.

The Partnership enters into contracts with various institutions that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2009 to 2011, for the U.S. Federal jurisdiction, the New York, Connecticut and Delaware State jurisdictions, and the New York City jurisdiction, there are no uncertain tax positions that would have an impact on the Partnership. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for the fiscal year 2011.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2012 and December 31, 2011 was 61.11% and 57.64%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital. For the three months ended March 31, 2012 and 2011, Millburn Ridgefield Corporation (the “General Partner”) chose to directly bear operating expenses in excess of 1/2 of 1% of average net assets of the Partnership’s average month-end partners’ capital as applicable.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides, calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets.  The Partnership is allocated its pro rata portion of the administration fee which is charged at the Master Fund level. As of March 31, 2012 and December 31, 2011, $130,786 and $81,148, respectively, was payable by the Master Fund to the General Partner and is included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the units of limited partnership (“Units”).  The total amount paid by the General Partner was $191,967.  The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009.  However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner.  As of March 31, 2012, pursuant to this calculation, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership.  For the three months ended March 31, 2012 and 2011, the costs incurred by the Partnership were $9,597 and $16,349, respectively. Organization and initial offering costs are included in “administrative and operating expenses” in the Master Fund’s Statements of Operations. Accordingly, at March 31, 2012 and December 31, 2011, $9,597 were payable by the Master Fund to the General Partner as reimbursement for such costs and are included in “accrued expenses” in the Master Fund’s Statement of Financial Condition.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. Redemption changes at March 31, 2012 and December 31, 2011, of  $4,428 and $25,211 were owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the quarter. Weighted average number of units of each series is detailed below.

	Three months ending March 31,
	2012	2011
Series A	167,836.058	75,676.962
Series B	22,840.188	7,023.091
Series C	40,490.795	32,247.613

Millburn Multi-Markets Trading L.P.
Financial statements
For the three months ended March 31, 2012 and 2011 (unaudited)

Statements of Financial Condition (a)	11
Condensed Schedules of Investments (a)	12-15
Statements of Operations (b)	16
Statements of Changes in Partners' Capital (b)	17
Statements of Financial Highlights (b)	18-19
Notes to Financial Statements	20

(a) At March 31, 2012 and December 31, 2011 (unaudited)

(b) For the three months ended March 31, 2012 and 2011 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2012	2011
Assets
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes-at fair value (amortized cost $58,007,228 and $41,272,197)	$57,995,430	$41,274,794
Net unrealized appreciation on open futures and forward currency contracts	2,517,574	8,775,049
Due from brokers	4,449,714	3,971,338
Cash denominated in foreign currencies (cost $2,366,487 and $606,954)	2,357,735	604,841
Total equity in trading accounts	67,320,453	54,626,022

INVESTMENTS IN U.S TREASURY NOTES-at fair value (amortized cost $312,475,239 and $344,350,425)	312,394,691	344,352,511
CASH AND CASH EQUIVALENTS	14,519,454	18,112,495
ACCRUED INTEREST RECEIVABLE	148,244	1,894,957
DUE FROM MILLBURN MULTI-MARKETS LTD.	740	61
DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	392	578
TOTAL	$394,383,974	$418,986,624

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$6,268,266	$397,253
Cash denominated in foreign currencies (cost $0 and -$1,614,489)	-	1,619,538
Capital contributions received in advance	18,123	18,930
Capital withdrawals payable	12,999,272	5,902,350
Management fee payable	563,906	601,992
Selling commissions payable	276,877	286,819
Accrued expenses	561,027	483,424
Due to broker	-	86,753
Commissions and other trading fees on open futures contracts	61,174	62,997
Due to Millburn Multi-Markets Fund L.P.	4,428	25,211
Total liabilities	20,753,073	9,485,267

PARTNERS' CAPITAL	373,630,901	409,501,357

TOTAL	$394,383,974	$418,986,624

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2012

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.54)%	$(2,009,337)
Grains	0.09	343,903
Interest rates:
2 Year U.S. Treasury Note (2 contracts, settlement date June 2012)	0.00	(94)
5 Year U.S. Treasury Note (462 contracts, settlement date June 2012)	(0.03)	(105,742)
10 Year U.S. Treasury Note (255 contracts, settlement date June 2012)	(0.03)	(120,405)
30 Year U.S. Treasury Bond (136 contracts, settlement date June 2012)	(0.03)	(111,313)
Other interest rates	0.19	701,836
Total interest rates	0.10	364,282

Livestock	(0.16)	(609,270)
Metals	(0.53)	(1,961,777)
Softs	0.00	2,382
Stock indices	0.09	332,639
Total long futures contracts	(0.95)	(3,537,178)

Short futures contracts:
Energies	0.54	2,009,665
Grains	(0.08)	(294,174)
Interest rates	(0.02)	(71,840)
Livestock	0.18	667,730
Metals	0.54	2,028,015
Softs	0.37	1,377,345
Stock indices	0.07	253,747
Total short futures contracts	1.60	5,970,488
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	0.65	2,433,310

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.37)	(1,407,041)
Total short forward currency contracts	(1.28)	(4,776,961)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	(1.65)	(6,184,002)

TOTAL	(1.00)%	$(3,750,692)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2012

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$117,160,000	U.S. Treasury notes, 0.375%, 08/31/2012	31.39%	$117,272,126
125,180,000	U.S. Treasury notes, 4.250%, 09/30/2012	34.18	127,717,829
27,240,000	U.S. Treasury notes, 0.500%, 11/30/2012	7.30	27,297,459
97,740,000	U.S. Treasury notes, 0.625%, 02/28/2013	26.26	98,102,707
	Total investments in U.S. Treasury notes
	(amortized cost $370,482,467)	99.13%	$370,390,121

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

December 31, 2011

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.06%	$238,613
Grains	0.21	864,700
Interest rates:
2 Year U.S. Treasury Note (1,300 contracts, settlement date March 2012)	0.05	196,204
5 Year U.S. Treasury Note (1,202 contracts, settlement date March 2012)	0.10	406,950
10 Year U.S. Treasury Note (568 contracts, settlement date March 2012)	0.09	383,375
30 Year U.S. Treasury Bond (141 contracts, settlement date March 2012)	0.02	98,188
Other interest rates	0.73	2,968,903
Total interest rates	0.99	4,053,620

Metals	(0.14)	(574,718)
Softs	0.03	100,093
Stock indices	(0.01)	(36,933)
Total long futures contracts	1.14	4,645,375

Short futures contracts:
Energies	0.10	394,145
Grains	(0.75)	(3,070,466)
Interest rates	(0.00)	(12,800)
Livestock	0.01	56,550
Metals	0.20	829,705
Softs	0.59	2,427,715
Stock indices	(0.10)	(424,691)
Total short futures contracts	0.05	200,158

TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	1.19	4,845,533

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.03)	(124,989)
Total short forward currency contracts	0.89	3,657,252
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	0.86	3,532,263

TOTAL	2.05%	$8,377,796

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

December 31, 2011

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$97,740,000	U.S. Treasury notes, 0.875%, 02/29/2012	23.90%	$97,869,811
122,960,000	U.S. Treasury notes, 0.375%, 08/31/2012	30.08	123,180,944
133,180,000	U.S. Treasury notes, 4.250%, 09/30/2012	33.52	137,248,233
27,240,000	U.S. Treasury notes, 0.500%, 11/30/2012	6.67	27,328,317
	Total investments in U.S. Treasury notes
	(amortized cost $385,622,622)	94.17%	$385,627,305

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2012	2011
INVESTMENT INCOME:
Interest income	$134,669	$181,357

EXPENSES:
Brokerage commissions	269,964	256,550
Management fees	1,787,284	1,363,374
Selling commissions and platform fees	839,484	426,345
Administrative and operating expenses	404,038	295,711
Custody fees and other expenses	21,521	13,665
Total expenses	3,322,291	2,355,645

NET INVESTMENT LOSS	(3,187,622)	(2,174,288)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(16,074,518)	7,702,811
Foreign exchange translation	(58,663)	(54,516)
Net change in unrealized:
Futures and forward currency contracts	(12,128,488)	(8,889,586)
Foreign exchange translation	(1,590)	51,482
Net gains (losses) from U.S. Treasury notes
Realized	(5,370)	6,906
Net change in unrealized	(97,029)	14,737

TOTAL NET REALIZED AND UNREALIZED LOSSES	(28,365,658)	(1,168,166)

NET LOSS	(31,553,280)	(3,342,454)
LESS PROFIT SHARE TO GENERAL PARTNER	-	58,974
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(31,553,280)	$(3,401,428)

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2012:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL- January 1, 2012	$407,700,313	$-	$1,801,044	$409,501,357
Contributions	17,003,479	-	-	17,003,479
Withdrawals	(21,320,655)	-	-	(21,320,655)
Net loss	(31,428,952)	-	(124,328)	(31,553,280)
PARTNERS' CAPITAL- March 31, 2012	$371,954,185	$-	$1,676,716	$373,630,901

For the three months ended March 31, 2011:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL- January 1, 2011	$295,722,233	$-	$1,737,376	$297,459,609
Contributions	33,577,644	-	-	33,577,644
Withdrawals	(12,391,788)	-	-	(12,391,788)
Net loss	(3,332,590)	(1,938)	(7,926)	(3,342,454)
General Partner's allocation:
New Profit-Accrued	(58,974)	58,974	-	-
PARTNERS' CAPITAL- March 31, 2011	$313,516,525	$57,036	$1,729,450	$315,303,011

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31	March 31
	2012	2011

Total return before General Partner profit share allocation(3)	(7.37)	(0.97)%
General Partner profit share allocation(3)	0.00	0.02

Total return after General Partner profit share allocation(3)	(7.37)%	(0.95)%

Ratios to average net asset value:
Expenses (1) (4)	2.48	2.56%
General Partner profit share allocation(3)	0.00	0.00

Total expenses (1)	2.48%	2.56%

Net investment loss (1) (2) (4)	(2.36)%	(2.36)%

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

(2) Excludes General Partner profit share allocation and includes interest income.

(3) Not annualized

(4) Annualized

See notes to financial statements

(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended
	March 31	March 31
	2012	2011

Total return before General Partner profit share allocation(3)	(7.54)%	(1.06)%
General Partner profit share allocation(3)	0.00	(0.02)

Total return after General Partner profit share allocation(3)	(7.54)%	(1.08)%

Ratios to average net asset value:
Expenses (1) (4)	3.28%	3.04%
General Partner profit share allocation(3)	0.00	0.02

Total expenses (1)	3.28%	3.06%

Net investment loss (1) (2) (4)	(3.16)%	(2.84)%

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

(2) Excludes General Partner profit share allocation and includes interest income.

(3) Not annualized

(4) Annualized

See notes to financial statements

(Concluded)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership and Millburn Multi-Markets Ltd. (the “Company”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2012 (unaudited) and December 31, 2011 and the results of its operations for the three months ended March 31, 2012 and 2011 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2011 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements.  Actual results could differ from these estimates.

The Master Fund enters into contracts with various financial institutions that contain a variety of indemnifications. The Master Fund's maximum exposure under these arrangements is unknown. However, the Master Fund has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Master Fund recognize in its financial statements the impact of any uncertain tax position. Based on a review of the Master Fund’s open tax years, 2008 through 2011, for the U.S. Federal jurisdiction, the New York, Connecticut and Delaware State jurisdictions, and the New York City jurisdiction, there are no uncertain tax positions that would have an impact on the Master Fund. The Master Fund is treated as a limited partnership for federal and state income tax reporting purposes.

2. RECENT ACCOUNTING STANDARDS

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Master Fund should also provide the disclosures retrospectively for all comparative periods presented. Millburn Ridgefield Corporation (the “General Partner”) is currently evaluating the impact that the standard would have on the financial statements.

3. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Company invest substantially all of their assets in the Master Fund.  The Partnership’s and the Company’s ownership percentages of the Master Fund at March 31, 2012 and December 31, 2011 of total partners’ capital of the Master Fund are detailed below.  The remaining interests are held by direct investors.

	March 31,	December 31,
	2012	2011
Partnership	61.11%	57.64%
Company	27.75%	31.07%

Total	88.86%	88.71%

Capital withdrawals payable at March 31, 2012 of $12,999,272 consists of withdrawals of $9,758,729 from the Company, $2,350,927 from the Partnership and $889,616 from the Master Fund. The capital withdrawal payable at December 31, 2011 of $5,902,350 consists of withdrawals of $684,447 from the Company, $3,160,409 from the Partnership and $2,057,494 from the Master Fund.

The Master Fund bears expenses, including, but not limited to, periodic legal, accounting and filing fees, up to an amount equal to 1/4 of 1% per annum of average net assets of the Master Fund (the “Expense Cap”). Amounts subject to the Expense Cap include expenses incurred at the Master Fund and Company level and the Administration Fee due to the general partner of the General Partner. The General Partner bears any excess over such amounts.

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

Cash Instruments.  The Master Fund’s cash instruments are generally classified within Level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations. The General Partner does not adjust the quoted price for such instruments, even in situations where the Master Fund holds a large position and a sale could reasonably impact the quoted price.

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

During the three months ended March 31, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of March 31, 2012 and December 31, 2011 in valuing the Master Funds’s investments at fair value. At March 31, 2012 and December 31, 2011, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2012

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$370,390,121	$-	$370,390,121

Exchange-traded futures contracts
Energies	328	-	328
Grains	49,729	-	49,729
Interest rates	292,442	-	292,442
Livestock	58,460	-	58,460
Metals	66,238	-	66,238
Softs	1,379,727	-	1,379,727
Stock indices	586,386	-	586,386
Total exchange-traded futures contracts	2,433,310	-	2,433,310

Over-the-counter forward currency contracts	-	(6,184,002)	(6,184,002)

Total futures and forward currency contracts (2)	2,433,310	(6,184,002)	(3,750,692)

Total financial assets and liabilities at fair value	$372,823,431	$(6,184,002)	$366,639,429

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral	$57,995,430
Investments in U.S. Treasury notes held in custody	312,394,691
Total investments in U.S. Treasury notes	$370,390,121

(2)
Net unrealized appreciation on futures and forward currency contracts	$2,517,574
Net unrealized depreciation on futures and forward currency contracts	(6,268,266)
Net unrealized depreciation on futures and forward currency contracts	$(3,750,692)

Financial assets and liabilities at fair value as of December 31, 2011

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$385,627,305	$-	$385,627,305

Exchange-traded futures contracts
Energies	632,758	-	632,758
Grains	(2,205,766)	-	(2,205,766)
Interest rates	4,040,820	-	4,040,820
Livestock	56,550	-	56,550
Metals	254,987	-	254,987
Softs	2,527,808	-	2,527,808
Stock indices	(461,624)	-	(461,624)
Total exchange-traded futures contracts	4,845,533	-	4,845,533

Over-the-counter forward currency contracts	-	3,532,263	3,532,263

Total futures and forward currency contracts (2)	4,845,533	3,532,263	8,377,796

Total financial assets and liabilities at fair value	$390,472,838	$3,532,263	$394,005,101

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral	$41,274,794
Investments in U.S. Treasury notes held in custody	344,352,511
Total investments in U.S. Treasury notes	$385,627,305

(2)
Net unrealized appreciation on futures and forward currency contracts	$8,775,049
Net unrealized depreciation on futures and forward currency contracts	(397,253)
Net unrealized appreciation on futures and forward currency contracts	$8,377,796

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at March 31, 2012, by market sector:

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

Energies –  The Master Fund’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this sector.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2012 and December 31, 2011. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2012

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$-	$(2,009,337)	$2,017,499	$(7,834)	$328
Grains	362,853	(18,950)	-	(294,174)	49,729
Interest rates	954,703	(590,421)	2,131	(73,971)	292,442
Livestock	-	(609,270)	667,730	-	58,460
Metals	98,950	(2,060,727)	2,182,271	(154,256)	66,238
Softs	277,465	(275,083)	1,520,935	(143,590)	1,379,727
Stock indices	1,033,847	(701,208)	304,818	(51,071)	586,386
Total futures contracts	2,727,818	(6,264,996)	6,695,384	(724,896)	2,433,310

Forward currency contracts	2,142,866	(3,549,907)	1,251,306	(6,028,267)	(6,184,002)

Total futures and forward currency contracts	$4,870,684	$(9,814,903)	$7,946,690	$(6,753,163)	$(3,750,692)

Fair value of futures and forward currency contracts at December 31, 2011

					Net Unrealized Gain (Loss) on
	Fair Value - Long Positions		Fair Value - Short Positions		Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$438,585	$(199,972)	$898,632	$(504,487)	$632,758
Grains	875,525	(10,825)	-	(3,070,466)	(2,205,766)
Interest rates	4,286,895	(233,275)	8,850	(21,650)	4,040,820
Livestock	-	-	105,290	(48,740)	56,550
Metals	88,086	(662,804)	1,612,529	(782,824)	254,987
Softs	379,604	(279,511)	2,800,700	(372,985)	2,527,808
Stock indices	6,167	(43,100)	406,309	(831,000)	(461,624)
Total futures contracts	6,074,862	(1,429,487)	5,832,310	(5,632,152)	4,845,533

Forward currency contracts	1,756,029	(1,881,018)	5,203,785	(1,546,533)	3,532,263

Total futures and forward currency contracts	$7,830,891	$(3,310,505)	$11,036,095	$(7,178,685)	$8,377,796

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2012 and 2011 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.”  These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2012 and 2011

Sector	2012	2011
Futures contracts:
Energies	$4,033,488	$8,272,213
Grains	(2,553,494)	(1,024,404)
Interest rates	(8,828,619)	(2,819,124)
Livestock	(559,160)	364,170
Metals	(5,316,867)	1,354,005
Softs	(76,790)	128,463
Stock indices	(2,400,138)	(7,551,777)
Total futures contracts	(15,701,580)	(1,276,454)

Forward currency contracts	(12,501,426)	89,679

Total futures and forward currency contracts	$(28,203,006)	$(1,186,775)

For the three months ended March 31, 2012, the monthly average number of futures contracts bought and sold was 26,831 and 24,119, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,297,000,000.  Over the same period in 2011, the monthly average of futures contracts bought and sold was 19,952 and 20,136, respectively, and the monthly average notional value of forward currency contracts traded was approximately $993,000,000.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”), Morgan Stanley & Co, LLC. (“MS”) and Barclays Bank PLC (“BB”). The Master Fund’s concentration of credit risk associated with DB, MS or BB nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, MS and BB.  The amount of such credit risk was $24,354,205 and $18,514,952 at March 31, 2012 and December 31, 2011, respectively.

6. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2012 and 2011. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:
	March 31, 2012	March 31, 2011
Profit share earned	$-	$58,974
Profit share accrued	-	-
Total profit share	$-	$58,974

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

OPERATIONAL OVERVIEW

The Partnership invests substantially all of its assets in the Master Fund. Due to the nature of the Master Fund's business, its results of operations depend on the General Partner's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The General Partner's investment and trading methods are confidential so that substantially the only information that can be furnished regarding the Master Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Master Fund, and its past performance is not necessarily indicative of future results. The General Partner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Master Fund has a better likelihood of being profitable than in others.

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

The Master Fund trades futures and forward contracts, and may trade swap and options contracts, on interest rates, commodities, currencies, metals, energy and stock indices.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In most OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets at exchange, though the amount may at any time be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.  The General Partner attempts to control credit risk by causing the Partnership to deal exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so.  During its operations through March 31, 2012, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

CRITICAL ACCOUNTING ESTIMATES

The Master Fund records its transactions in futures and forward currency contracts, including related income and expenses, on a trade date basis.  Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Master Fund on the day with respect to which net assets are being determined.  Open forward currency contracts are recorded at fair value, based on pricing models  that consider the current market prices plus the time value of money and contractual prices of the underlying financial instruments.  The spot prices and Forward Points for open forward currency contracts are generally based on the 3:00 P.M. New York time prices provided by widely used quotation service providers on the day with respect to which net assets are being determined.  The Forward Points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign currency contracts traded by the Partnership may be in between these periods.

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

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the Units.  The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for of these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009.  However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, through its investment in the Master Fund, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Period ended March 31, 2012

Total
Partners'
Month Ending:	Capital of the Partnership
March 31, 2012	$228,311,782
December 31, 2011	236,019,823

Three Months
Change in Partners' Capital	$(7,708,041)
Percent Change	(3.27)%

Three months ended March 31, 2012

The decrease in the Partnership’s net assets of $7,708,041 was attributable to withdrawals of $5,226,475 and, through its investment in the Master Fund, net loss after profit share of $19,095,044 which was partially offset by subscriptions of $16,613,478.

For the three months ended March 31, 2012, the Partnership, through its investment in the Master Fund, had net realized and unrealized losses of $16,707,868 from trading operations (including foreign exchange transactions and translations). Management fees of $1,153,034, brokerage commissions of $159,315, selling commissions and platform fees of $839,484, administrative and operating expenses of $302,103 and custody fees and other expenses of $12,552 were paid or accrued. Interest income of $79,312 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss of $19,095,044.

An analysis of the Master Fund’s trading loss by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(3.08)%
Energies	1.01%
Grains	(0.61)%
Interest rates	(2.21)%
Livestock	(0.12)%
Metals	(1.25)%
Softs	0.01%
Stock indices	(0.53)%
Trading loss	(6.78)%

MANAGEMENT DISCUSSION – 2012

The Partnership registered a loss during the quarter as losses from trading currency forwards, interest rates, equities, metals and grains futures overwhelmed gains from trading energies and soft commodities futures. The sentiment of market participants during the quarter was dominated by the belief that both the economic outlook and the European debt crisis were improving.

Foreign exchange trading was particularly volatile and unprofitable. Entering the quarter, the U.S. dollar had been trading higher against most currencies based on relative economic strength, financial tumult in Europe and perceived weakening of growth in China, but as these factors receded, U.S. interest rates appeared to be staying negligible for an extended period. The U.S. dollar sold off against Central and South American, European and Asian currencies generating losses on long U.S. dollar positions and in many cases bringing a reversal to short U.S. dollar positions. Later, short U.S. dollar trades versus the Australian dollar, Brazilian real, Columbian peso and Chilean peso also generated losses. For the Brazilian real, in particular, a larger than expected cut in the Brazilian Central Bank’s Selic benchmark interest rate and increased capital controls geared toward weakening the currency undermined the real. Also, a long Japanese yen trade versus the U.S. dollar lost money and was reversed to a short trade after the yen weakened suddenly following a surprise expansionary move by the Bank of Japan which increased its asset purchase program by $130 billion and set an inflation target for the first time.

Turning to non U.S. dollar cross rates, long Australian dollar positions against a variety of currencies generated losses when the Aussie weakened as slowing growth, rising unemployment and declining inflation statistics combined with forecasts of a Chinese growth slowdown to increase the likelihood that the Reserve Bank of Australia might ease monetary policy. Short euro trades against several currencies were unprofitable as the euro rebounded when the European Central Bank’s Long Term Refinancing Operations program improved the functioning of financial markets in Europe and as the size of the European rescue fund was substantially raised.

Whether from a reduced need for safety because of an improving economic outlook, particularly in the U.S., from an increased worry about inflation, from a renewed concern about government debt levels or from a reduced likelihood of quantitative easing from the U.S. Federal Reserve, interest rates rose and long positions in U.S., Australian, Canadian, British and Japanese note and bond futures produced losses.

A first quarter rally in equity markets was rather widespread as market participants responded favorably to an apparent improvement in the global economic outlook, particularly in the U.S., and to progress by the European Union toward resolving their sovereign debt crisis. Long positions in U.S. equity futures were profitable, as was a short CBOE VIX trade that also benefitted from rising equity markets. However, short positions in numerous European and Asian equity indices, especially China, Hong Kong, Japan and Germany, produced even bigger losses.

Industrial metals had been in a sustained downtrend but as pessimism about global growth swung to modest optimism – perhaps prematurely – the metals rallied strongly and generated losses on short positions. A short platinum position also was unprofitable as a supply interruption from South Africa boosted prices. Finally, a short silver trade was unprofitable.

In the energy markets, long positions in Brent crude, RBOB gasoline, and London gas oil benefited from the general commodity rally and continued stresses from the Middle East and were profitable. The biggest winners in the sector were short positions in U.S. natural gas where the supply boom from fracking and horizontal drilling in shale formations continued to drive prices down.

Trading of soft agricultural commodities was fractionally negative. Short grain trades, especially in the soybean complex, were unprofitable as was non-trend trading of grains. A short cocoa position was unprofitable as hot, dry weather hit the Ivory Coast and raised fears that an expected bumper crop might face significant damage. Short cotton and rubber trades were also unprofitable when prices rose as pessimism about worldwide growth lifted, at least temporarily. A short Arabica coffee trade produced a profit as expectations of a bumper Brazilian harvest pushed Arabica to its lowest price in 18 months in late March. A long crude palm oil trade was profitable.

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

Through the first two and one-third months of the quarter, generous liquidity creation by developed country central banks, especially the U.S. Federal Reserve, led to a weakening U.S. dollar, and rising equity and commodity prices.  Meanwhile, inflation concerns, monetary policy tightening in emerging economies and persistent worry about government debt problems encouraged interest rates on government securities to rise.

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

Energy prices were up on the roiling violence in the Middle East and North Africa, a better economic growth outlook and supply drawdowns.  Long positions in crude, heating oil, London gasoil and RBOB gasoline were profitable.

Contrary to some expectations, the U.S. Federal Reserve’s second foray into quantitative easing failed to keep interest rates low.  With market participants worried about massive government borrowing requirements and future inflation, there was a substantial uptick in rates and moderate losses were sustained on long interest rate futures positions.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell). The Partnership, through its investment in the Master Fund, may also engage in trading swaps  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities.  The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at March 31, 2012.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended March 31, 2012.

	Series A		Series B		Series C
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit
January 31, 2012	(743.1680)	$1,006.02	(144.2850)	$1,043.96	(194.9580)	$1,050.60
February 29, 2012	(1,576.0382)	985.62	(104.1450)	1,024.29	(104.7236)	1,031.02
March 31, 2012	(1,755.9936)	957.91	(655.6200)	996.94	(19.5884)	1,003.71

Total	(4,075.1998)		(904.0500)		(319.2700)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

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
General Partner

Date: May 15, 2012
/s/ Tod A. Tanis
Tod A. Tanis
Vice-President (Principal Accounting Officer)

