Form 10-Q
period 2012-06-30
Millburn Multi-Markets Fund L.P.
filed 2012-08-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  June 30, 2012

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
For the three and six months ended June 30, 2012 and 2011(unaudited)

Statements of Financial Condition (a)	3
Statements of Operations (c)	4
Statements of Changes in Partners' Capital (b)	6
Statements of Financial Highlights (c)	7
Notes to Financial Statements	11

(a) At June 30, 2012 (unaudited) and December 31, 2011

(b) For the six months ended June 30, 2012 and 2011 (unaudited)

(c) For the three and six months ended June 30, 2012 and 2011 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	June 30,	December 31,
	2012	2011
ASSETS
Investment in Millburn Multi-Markets Trading L.P. (the "Master Fund")	$221,338,153	$236,019,823
Due from the Master Fund	2,142,287	3,184,538
Cash	1,978,665	6,164,454
TOTAL	$225,459,105	$245,368,815

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$1,974,497	$6,163,876
Capital withdrawal payable	2,142,287	3,184,538
Due to the Master Fund	4,168	578
Total liabilities	4,120,952	9,348,992

PARTNERS' CAPITAL:
General Partner	3,215,915	3,463,815

Limited Partners:
Series A (167,135.3048 and 159,942.5316 units outstanding)	158,181,217	166,336,096
Series B (22,576.8213 and 21,012.8097 units outstanding)	22,335,231	22,643,903
Series C (37,733.0331 and 40,189.9735 units outstanding)	37,605,790	43,576,009
Total limited partners	218,122,238	232,556,008
Total partners' capital	221,338,153	236,019,823

TOTAL	$225,459,105	$245,368,815

NET ASSET VALUE PER UNIT OUTSTANDING
Series A	$946.43	$1,039.97
Series B	$989.30	$1,077.62
Series C	$996.63	$1,084.25

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30,	June 30,
	2012	2011
NET INVESTMENT LOSS ALLOCATED FROM THE MASTER FUND
INCOME — interest income	$79,887	$85,398

Expenses:
Management fees	1,147,117	830,485
Brokerage commissions	191,844	115,349
Selling commissions and platform fees	839,596	562,229
Administrative and operating expenses	300,598	266,526
Custody fee and other expenses	12,066	6,077
Total expenses	2,491,221	1,780,666

Operating expenses borne by General Partner	-	(36,033)

Net expenses	2,491,221	1,744,633

Net investment loss allocated from the Master Fund	(2,411,334)	(1,659,235)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	2,336,129	(4,248,530)
Foreign exchange translation	(13,104)	24,024
Net change in unrealized:
Futures and forward currency contracts	(2,195,749)	(3,749,544)
Foreign exchange translation	15,255	(35,434)
Net gains (losses) from U.S. Treasury notes:
Realized	(879)	-
Net change in unrealized	45,624	44,632

Total net realized and unrealized gains (losses) allocated from the Master Fund	187,276	(7,964,852)

NET LOSS	(2,224,058)	(9,624,087)

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	-	1,612

NET LOSS AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND	$(2,224,058)	$(9,625,699)

(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2012	2011
NET INVESTMENT LOSS ALLOCATED FROM THE MASTER FUND
INCOME — interest income	$159,199	$161,153

Expenses:
Management fees	2,300,151	1,476,833
Brokerage commissions	351,159	222,119
Selling commissions and platform fees	1,679,080	988,574
Administrative and operating expenses	602,701	465,912
Custody fee and other expenses	24,618	11,397
Total expenses	4,957,709	3,164,835

Operating expenses borne by General Partner	-	(55,586)

Net expenses	4,957,709	3,109,249

Net investment loss allocated from the Master Fund	(4,798,510)	(2,948,096)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(7,177,948)	(1,272,056)
Foreign exchange translation	(48,858)	141
Net change in unrealized:
Futures and forward currency contracts	(9,291,399)	(7,496,715)
Foreign exchange translation	13,482	(10,952)
Net gains (losses) from U.S. Treasury notes:
Realized	(4,085)	3,031
Net change in unrealized	(11,784)	48,695

Total net realized and unrealized losses allocated from the Master Fund	(16,520,592)	(8,727,856)

NET LOSS	(21,319,102)	(11,675,952)

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	-	2,595

NET LOSS AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND	$(21,319,102)	$(11,678,547)

See notes to financial statements	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2012 and 2011

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2011	$3,463,815	$166,336,096	159,942.5316	$22,643,903	21,012.8097	$43,576,009	40,189.9735	$236,019,823

Capital contributions	-	20,467,172	20,541.9061	3,670,720	3,518.1811	1,324,125	1,277.4294	25,462,017
Capital withdrawals	-	(13,014,135)	(13,349.1329)	(1,976,078)	(1,954.1695)	(3,834,372)	(3,734.3698)	(18,824,585)
Net loss after profit share	(247,900)	(15,607,916)	-	(2,003,314)	-	(3,459,972)	-	(21,319,102)
PARTNERS' CAPITAL — June 30, 2012	$3,215,915	$158,181,217	167,135.3048	$22,335,231	22,576.8213	$37,605,790	37,733.0331	$221,338,153

Net Asset Value per Unit at June 30, 2012			$946.43		$989.30		$996.63

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2010	$1,447,561	$71,988,161	64,756.6985	$6,405,290	5,662.0645	$31,486,826	27,731.8983	$111,327,838

Capital contributions	-	54,848,801	49,212.1823	10,110,485	8,896.6968	9,969,828	8,782.9085	74,929,114
Capital withdrawals	-	(1,449,450)	(1,329.1951)	(452,926)	(402.1590)	(190,000)	(177.1700)	(2,092,376)
Net loss after profit share	(65,686)	(8,360,205)	-	(955,019)	-	(2,297,637)	-	(11,678,547)
PARTNERS' CAPITAL — June 30, 2011	$1,381,875	$117,027,307	112,639.6857	$15,107,830	14,156.6023	$38,969,017	36,337.6368	$172,486,029

Net Asset Value per Unit at June 30, 2011			$1,038.95		$1,067.19		$1,072.41

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2012

The following information presents per unit operating performance data for each series for the three months ended June 30, 2012.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$957.91	$996.94	$1,003.71

LOSS ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(11.46)	(7.53)	(6.95)
Total trading and investing losses (1)	(0.02)	(0.11)	(0.13)

Net loss before profit share allocation from the Master Fund	(11.48)	(7.64)	(7.08)

Profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(11.48)	(7.64)	(7.08)

NET ASSET VALUE PER UNIT — End of period	$946.43	$989.30	$996.63

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(1.20)%	(0.77)%	(0.70)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(1.20)%	(0.77)%	(0.70)%

Ratios to average net asset value:
Expenses (3) (4) (5)	4.88%	3.12%	2.87%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00

Total expenses	4.88%	3.12%	2.87%

Net investment loss (3) (4) (5)	(4.74)%	(2.98)%	(2.74)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund
(5)	Excludes profit share from the Master Fund, if any
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2011

The following information presents per unit operating performance data for each series for the three months ended June 30, 2011.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,094.37	$1,118.70	$1,123.48

LOSS ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(12.71)	(8.11)	(7.48)
Total trading and investing losses (1)	(42.69)	(44.64)	(43.18)

Net loss before profit share allocation from the Master Fund	(55.40)	(52.75)	(50.66)

Profit share allocation from the Master Fund (1) (7)	(0.02)	1.24	(0.41)

Net loss from operations after profit share allocation from the Master Fund	(55.42)	(51.51)	(51.07)

NET ASSET VALUE PER UNIT — End of period	$1,038.95	$1,067.19	$1,072.41

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(5.06)%	(4.71)%	(4.51)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (7)	0.00	(0.11)	0.04

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(5.06)%	(4.60)%	(4.55)%

Ratios to average net asset value:
Expenses (3) (4) (5) (6)	4.86%	3.11%	2.85%
Profit share allocation from the Master Fund (2) (7)	0.00	(0.11)	0.04

Total expenses	4.86%	3.00%	2.89%

Net investment loss (3) (4) (5) (6)	(4.65)%	(2.90)%	(2.65)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not annualized.
(3)	Annualized.
(4)	Excludes profit share allocation from the Master Fund.
(5)	Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner of the Partnership and General Partner of the Master Fund. For the three months ended June 30, 2011, the ratios are net of the 0.02% effect of the voluntary waivers of operating expenses (not annualized).
(6)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(7)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2012

The following information presents per unit operating performance data for each series for the six months ended June 30, 2012.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,039.97	$1,077.62	$1,084.25

LOSS ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(22.97)	(15.01)	(13.84)
Total trading and investing losses (1)	(70.57)	(73.31)	(73.78)

Net loss before profit share allocation from the Master Fund	(93.54)	(88.32)	(87.62)

Profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(93.54)	(88.32)	(87.62)

NET ASSET VALUE PER UNIT — End of period	$946.43	$989.30	$996.63

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(8.99)%	(8.20)%	(8.08)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(8.99)%	(8.20)%	(8.08)%

Ratios to average net asset value:
Expenses (3) (4) (5)	4.85%	3.09%	2.84%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00

Total expenses	4.85%	3.09%	2.84%

Net investment loss (3) (4) (5)	(4.71)%	(2.96)%	(2.71)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund
(5)	Excludes profit share from the Master Fund, if any
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2011

The following information presents per unit operating performance data for each series for the six months ended June 30, 2011.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,111.67	1,131.26	1,135.40

LOSS ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(25.60)	(16.27)	(15.03)
Total trading and investing losses (1)	(47.10)	(49.59)	(47.46)

Net loss before profit share allocation from the Master Fund	(72.70)	(65.86)	(62.49)

Profit share allocation from the Master Fund (1) (7)	(0.02)	1.79	(0.50)

Net loss from operations after profit share allocation from the Master Fund	(72.72)	(64.07)	(62.99)

NET ASSET VALUE PER UNIT — End of period	$1,038.95	$1,067.19	$1,072.41

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(6.54)%	(5.82)%	(5.51)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	0.00	(0.16)	0.04

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(6.54)%	(5.66)%	(5.55)%

Ratios to average net asset value:
Expenses (3) (4) (5) (6)	4.88%	3.12%	2.88%
Profit share allocation from the Master Fund (2)	0.00	(0.16)	0.04

Total expenses	4.88%	2.96%	2.92%

Net investment loss (3) (4) (5) (6)	(4.66)%	(2.90)%	(2.65)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not annualized.
(3)	Annualized.
(4)	Excludes profit share allocation from the Master Fund.
(5)	Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner of the Partnership and General Partner of the Master Fund. For the six months ended June 30, 2011, the ratios are net of the 0.04% effect of the voluntary waivers of operating expenses (not annualized).
(6)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(7)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at June 30, 2012 and December 31, 2011 and the results of its operations for the three and six months ended June 30, 2012 and 2011 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2012 and December 31, 2011 was 80.32% and 57.64%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital. For the three and six months ended June 30, 2012 and 2011, Millburn Ridgefield Corporation (the “General Partner”) chose to directly bear operating expenses in excess of 1/2 of 1% of average net assets of the Partnership’s average month-end partners’ capital as applicable.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides, calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets.  The Partnership is allocated its pro rata portion of the administration fee which is charged at the Master Fund level. As of June 30, 2012 and December 31, 2011, $178,512 and $81,148, respectively, was payable by the Master Fund to the General Partner and is included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the units of limited partnership (“Units”).  The total amount paid by the General Partner was $191,967.  The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009.  However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner.  As of June 30, 2012, pursuant to this calculation, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership. For the three and six months ended June 30, 2012, the costs incurred by the Partnership were $9,597 and $19,194, respectively. Over the same period in 2011, the costs incurred by the Partnership were $20,954 and $37,303, respectively. Organization and initial offering costs are included in “administrative and operating expenses” in the Master Fund’s Statements of Operations. Accordingly, at June 30, 2012 and December 31, 2011, $9,597 were payable by the Master Fund to the General Partner as reimbursement for such costs and are included in “accrued expenses” in the Master Fund’s Statement of Financial Condition.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. Redemption changes at June 30, 2012 and December 31, 2011, of $3,052 and $25,211 were owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the quarter. Weighted average number of units of each series is detailed below.

	Three months ending June 30,		Six months ending June 30,
	2012	2011	2012	2011
Series A	170,654.304	101,336.794	169,245.181	88,577.762
Series B	22,914.653	12,138.565	22,877.421	9,594.959
Series C	39,915.135	36,182.463	40,202.965	34,225.908

Millburn Multi-Markets Trading L.P.
Financial statements
For the three and six months ended June 30, 2012 and 2011 (unaudited)

Statements of Financial Condition (a)	14
Condensed Schedules of Investments (a)	15
Statements of Operations (c)	19
Statements of Changes in Partners' Capital (b)	21
Statements of Financial Highlights (c)	22
Notes to Financial Statements	24

(a) At June 30, 2012 (unaudited) and December 31, 2011

(b) For the six months ended June 30, 2012 and 2011 (unaudited)

(c) For the three and six months ended June 30, 2012 and 2011 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	June 30	December 31
	2012	2011
Assets
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes-at fair value (amortized cost $57,480,271 and $41,272,197)	$57,476,521	$41,274,794
Net unrealized appreciation on open futures and forward currency contracts	184,171	8,775,049
Due from brokers	3,860,235	3,971,338
Cash denominated in foreign currencies (cost $1,583,760 and $606,954)	1,600,111	604,841
Total equity in trading accounts	63,121,038	54,626,022

INVESTMENTS IN U.S. TREASURY NOTES-at fair value (amortized cost $306,462,151 and $344,350,425)	306,447,734	344,352,511
CASH AND CASH EQUIVALENTS	7,918,625	18,112,495
ACCRUED INTEREST RECEIVABLE	1,644,324	1,894,957
DUE FROM MILLBURN MULTI-MARKETS LTD.	121,645	61
DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	4,168	578
TOTAL	$379,257,534	$418,986,624

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$7,747,565	$397,253
Cash denominated in foreign currencies (cost -$230,361 and -$1,614,489)	232,232	1,619,538
Capital contributions received in advance	18,069	18,930
Capital withdrawals payable	94,207,849	5,902,350
Management fee payable	540,439	601,992
Selling commissions payable	274,670	286,819
Accrued expenses	637,920	483,424
Due to broker	-	86,753
Commissions and other trading fees on open futures contracts	41,059	62,997
Due to Millburn Multi-Markets Fund L.P.	3,052	25,211
Total liabilities	103,702,855	9,485,267

PARTNERS' CAPITAL	275,554,679	409,501,357

TOTAL	$379,257,534	$418,986,624

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2012

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.36%	$1,000,733
Grains	0.34	961,335
Interest rates:
2 Year U.S. Treasury Note (1,563 contracts, settlement September 2012)	(0.05)	(145,909)
5 Year U.S. Treasury Note (890 contracts, settlement September 2012)	(0.02)	(61,883)
10 Year U.S. Treasury Note (395 contracts, settlement September 2012)	(0.05)	(129,797)
30 Year U.S. Treasury Bond (147 contracts, settlement September 2012)	(0.08)	(208,813)
Other interest rates	(0.23)	(639,929)
Total interest rates	(0.43)	(1,186,331)

Metals	(0.01)	(38,059)
Softs	0.03	72,471
Stock indices	0.01	14,866
Total long futures contracts	0.30	825,015

Short futures contracts:
Energies	(1.09)	(3,013,425)
Grains	(0.21)	(568,156)
Livestock	(0.14)	(379,800)
Metals	0.17	459,926
Softs	(0.43)	(1,189,941)
Stock indices	(0.39)	(1,069,269)
Total short futures contracts	(2.09)	(5,760,665)
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	(1.79)	(4,935,650)

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	0.81	2,240,274
Total short forward currency contracts	(1.76)	(4,868,018)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	(0.95)	(2,627,744)

TOTAL	(2.74)%	$(7,563,394)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2012

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$117,160,000	U.S. Treasury notes, 0.375%, 08/31/2012	42.54%	$117,217,207
120,180,000	U.S. Treasury notes, 4.250%, 09/30/2012	44.06	121,402,926
27,240,000	U.S. Treasury notes, 0.500%, 11/30/2012	9.90	27,277,774
97,740,000	U.S. Treasury notes, 0.625%, 02/28/2013	35.57	98,026,348
	Total investments in U.S. Treasury notes
	(amortized cost $363,942,422)	132.07%	$363,924,255

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2011

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.06%	$238,613
Grains	0.21	864,700
Interest rates:
2 Year U.S. Treasury Note (1,300 contracts, settlement date March 2012)	0.05	196,204
5 Year U.S. Treasury Note (1,202 contracts, settlement date March 2012)	0.10	406,950
10 Year U.S. Treasury Note (568 contracts, settlement date March 2012)	0.09	383,375
30 Year U.S. Treasury Bond (141 contracts, settlement date March 2012)	0.02	98,188
Other interest rates	0.73	2,968,903
Total interest rates	0.99	4,053,620

Metals	(0.14)	(574,718)
Softs	0.03	100,093
Stock indices	(0.01)	(36,933)
Total long futures contracts	1.14	4,645,375

Short futures contracts:
Energies	0.10	394,145
Grains	(0.75)	(3,070,466)
Interest rates	(0.00)	(12,800)
Livestock	0.01	56,550
Metals	0.20	829,705
Softs	0.59	2,427,715
Stock indices	(0.10)	(424,691)
Total short futures contracts	0.05	200,158

TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	1.19	4,845,533

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.03)	(124,989)
Total short forward currency contracts	0.89	3,657,252

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	0.86	3,532,263

TOTAL	2.05%	$8,377,796

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2011

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$97,740,000	U.S. Treasury notes, 0.875%, 02/29/2012	23.90%	$97,869,811
122,960,000	U.S. Treasury notes, 0.375%, 08/31/2012	30.08	123,180,944
133,180,000	U.S. Treasury notes, 4.250%, 09/30/2012	33.52	137,248,233
27,240,000	U.S. Treasury notes, 0.500%, 11/30/2012	6.67	27,328,317
	Total investments in U.S. Treasury notes
	(amortized cost $385,622,622)	94.17%	$385,627,305

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2012	2011
INVESTMENT INCOME:
Interest income	$131,062	$186,813

EXPENSES:
Brokerage commissions	314,536	243,061
Management fees	1,727,201	1,556,246
Selling commissions and platform fees	850,066	562,229
Administrative and operating expenses	393,729	347,000
Custody fees and other expenses	19,674	13,331
Total expenses	3,305,206	2,721,867

NET INVESTMENT LOSS	(3,174,144)	(2,535,054)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	3,883,924	(8,461,968)
Foreign exchange translation	(19,766)	78,414
Net change in unrealized:
Futures and forward currency contracts	(3,812,702)	(6,986,586)
Foreign exchange translation	23,232	(20,643)
Net gains (losses) from U.S. Treasury notes
Realized	(1,434)	-
Net change in unrealized	74,179	93,608

TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	147,433	(15,297,175)

NET LOSS	(3,026,711)	(17,832,229)
LESS PROFIT SHARE TO GENERAL PARTNER	-	1,612
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(3,026,711)	$(17,833,841)

(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2012	2011
INVESTMENT INCOME:
Interest income	$265,731	$368,170

EXPENSES:
Brokerage commissions	584,500	499,611
Management fees	3,514,485	2,919,620
Selling commissions and platform fees	1,689,550	988,574
Administrative and operating expenses	797,767	642,711
Custody fees and other expenses	41,195	26,996
Total expenses	6,627,497	5,077,512

NET INVESTMENT LOSS	(6,361,766)	(4,709,342)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(12,190,594)	(759,157)
Foreign exchange translation	(78,429)	23,898
Net change in unrealized:
Futures and forward currency contracts	(15,941,190)	(15,876,172)
Foreign exchange translation	21,642	30,839
Net gains (losses) from U.S. Treasury notes
Realized	(6,804)	6,906
Net change in unrealized	(22,850)	108,345

TOTAL NET REALIZED AND UNREALIZED LOSSES	(28,218,225)	(16,465,341)

NET LOSS	(34,579,991)	(21,174,683)
LESS PROFIT SHARE TO GENERAL PARTNER	-	60,586
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(34,579,991)	$(21,235,269)

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2012:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL- January 1, 2012	$407,700,313	$-	$1,801,044	$409,501,357
Contributions	28,151,020	-	-	28,151,020
Withdrawals	(127,517,707)	-	-	(127,517,707)
Net loss	(34,453,323)	-	(126,668)	(34,579,991)
PARTNERS' CAPITAL- June 30, 2012	$273,880,303	$-	$1,674,376	$275,554,679

For the six months ended June 30, 2011:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL- January 1, 2011	$295,722,233	$-	$1,737,376	$297,459,609
Contributions	88,922,214	-	-	88,922,214
Withdrawals	(15,064,057)	-	-	(15,064,057)
Net loss	(21,093,980)	(4,356)	(76,347)	(21,174,683)
General Partner's allocation:
New Profit-Accrued	(60,586)	60,586	-	-
PARTNERS' CAPITAL- June 30, 2011	$348,425,824	$56,230	$1,661,029	$350,143,083

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the six months ended
	June 30	June 30	June 30	June 30
	2012	2011	2012	2011

Total return before General Partner profit share allocation (3)	(0.64)%	(4.44)%	(7.96)%	(5.35)%
Less: General Partner profit share allocation (3)	0.00	0.00	0.00	0.00

Total return after General Partner profit share allocation (3)	(0.64)%	(4.44)%	(7.96)%	(5.35)%

Ratios to average net asset value:
Expenses (1) (4)	2.52%	2.49%	2.52%	2.50%
General Partner profit share allocation (3)	0.00	0.00	0.00	0.00

Total expenses (1)	2.52%	2.49%	2.52%	2.50%

Net investment loss (1) (2) (4)	(2.40)%	(2.29)%	(2.38)%	(2.30)%

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

(3) Not annualized.

(4) Annualized.

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the six months ended
	June 30	June 30	June 30	June 30
	2012	2011	2012	2011

Total return before General Partner profit share allocation (3)	(0.84)%	(4.60)%	(8.32)%	(5.61)%
Less: General Partner profit share allocation (3)	0.00	0.00	0.00	0.02

Total return after General Partner profit share allocation (3)	(0.84)%	(4.60)%	(8.32)%	(5.63)%

Ratios to average net asset value:
Expenses (1) (4)	3.44%	3.10%	3.38%	3.04%
General Partner profit share allocation (3)	0.00	0.00	0.00	0.02

Total expenses (1)	3.44%	3.10%	3.38%	3.06%

Net investment loss (1) (2) (4)	(3.32)%	(2.90)%	(3.24)%	(2.84)%

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

(3) Not annualized.

(4) Annualized.

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership and Millburn Multi-Markets Ltd. (the “Company”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2012 (unaudited) and December 31, 2011 and the results of its operations for the three and six months ended June 30, 2012 and 2011 (unaudited).

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

3. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Company invest substantially all of their assets in the Master Fund.  The Partnership’s and the Company’s ownership percentages of the Master Fund at June 30, 2012 and December 31, 2011 of total partners’ capital of the Master Fund are detailed below.  The remaining interests are held by direct investors.

	June 30,	December 31,
	2012	2011
Partnership	80.32%	57.64%
Company	4.74%	31.07%

Total	85.06%	88.71%

The capital withdrawals payable at June 30, 2012 of $94,207,849 consists of withdrawals of $2,139,231 and $92,068,618 from the Partnership and the Company, respectively. The capital withdrawal payable at December 31, 2011 of $5,902,350 consists of withdrawals of $684,447 from the Company, $3,160,409 from the Partnership and $2,057,494 from the Master Fund.

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

During the three and six months ended June 30, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of June 30, 2012 and December 31, 2011 in valuing the Master Funds’ investments at fair value. At June 30, 2012 and December 31, 2011, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2012

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$363,924,255	$-	$363,924,255

Exchange-traded futures contracts
Energies	(2,012,692)	-	(2,012,692)
Grains	393,179	-	393,179
Interest rates	(1,186,331)	-	(1,186,331)
Livestock	(379,800)	-	(379,800)
Metals	421,867	-	421,867
Softs	(1,117,470)	-	(1,117,470)
Stock indices	(1,054,403)	-	(1,054,403)
Total exchange-traded futures contracts	(4,935,650)	-	(4,935,650)

Over-the-counter forward currency contracts	-	(2,627,744)	(2,627,744)

Total futures and forward currency contracts (2)	(4,935,650)	(2,627,744)	(7,563,394)

Total financial assets and liabilities at fair value	$358,988,605	$(2,627,744)	$356,360,861

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral	$57,476,521
Investments in U.S. Treasury notes held in custody	306,447,734
Total investments in U.S. Treasury notes	$363,924,255

(2)
Net unrealized appreciation on futures and forward currency contracts	$184,171
Net unrealized depreciation on futures and forward currency contracts	(7,747,565)
Net unrealized depreciation on futures and forward currency contracts	$(7,563,394)

Financial assets and liabilities at fair value as of December 31, 2011

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$385,627,305	$-	$385,627,305

Exchange-traded futures contracts
Energies	632,758	-	632,758
Grains	(2,205,766)	-	(2,205,766)
Interest rates	4,040,820	-	4,040,820
Livestock	56,550	-	56,550
Metals	254,987	-	254,987
Softs	2,527,808	-	2,527,808
Stock indices	(461,624)	-	(461,624)
Total exchange-traded futures contracts	4,845,533	-	4,845,533

Over-the-counter forward currency contracts	-	3,532,263	3,532,263

Total futures and forward currency contracts (2)	4,845,533	3,532,263	8,377,796

Total financial assets and liabilities at fair value	$390,472,838	$3,532,263	$394,005,101

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral	$41,274,794
Investments in U.S. Treasury notes held in custody	344,352,511
Total investments in U.S. Treasury notes	$385,627,305

(2)
Net unrealized appreciation on futures and forward currency contracts	$8,775,049
Net unrealized depreciation on futures and forward currency contracts	(397,253)
Net unrealized appreciation on futures and forward currency contracts	$8,377,796

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2012, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2012 and December 31, 2011. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2012

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$1,000,733	$-	$-	$(3,013,425)	$(2,012,692)
Grains	1,012,947	(51,612)	-	(568,156)	393,179
Interest rates	904,257	(2,090,588)	-	-	(1,186,331)
Livestock	-	-	32,870	(412,670)	(379,800)
Metals	18,950	(57,009)	1,060,512	(600,586)	421,867
Softs	72,471	-	-	(1,189,941)	(1,117,470)
Stock indices	273,314	(258,448)	157,152	(1,226,421)	(1,054,403)
Total futures contracts	3,282,672	(2,457,657)	1,250,534	(7,011,199)	(4,935,650)

Forward currency contracts	2,887,511	(647,237)	2,618,560	(7,486,578)	(2,627,744)

Total futures and forward currency contracts	$6,170,183	$(3,104,894)	$3,869,094	$(14,497,777)	$(7,563,394)

Fair value of futures and forward currency contracts at December 31, 2011

					Net Unrealized Gain (Loss) on
	Fair Value - Long Positions		Fair Value - Short Positions		Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$438,585	$(199,972)	$898,632	$(504,487)	$632,758
Grains	875,525	(10,825)	-	(3,070,466)	(2,205,766)
Interest rates	4,286,895	(233,275)	8,850	(21,650)	4,040,820
Livestock	-	-	105,290	(48,740)	56,550
Metals	88,086	(662,804)	1,612,529	(782,824)	254,987
Softs	379,604	(279,511)	2,800,700	(372,985)	2,527,808
Stock indices	6,167	(43,100)	406,309	(831,000)	(461,624)
Total futures contracts	6,074,862	(1,429,487)	5,832,310	(5,632,152)	4,845,533

Forward currency contracts	1,756,029	(1,881,018)	5,203,785	(1,546,533)	3,532,263

Total futures and forward currency contracts	$7,830,891	$(3,310,505)	$11,036,095	$(7,178,685)	$8,377,796

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2012 and 2011 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.”  These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2012 and 2011

Sector	Three months ended: June 30 2012	Three months ended: June 30 2011	Six months ended: June 30, 2012	Six months ended: June 30, 2011
Futures contracts:
Energies	$(4,049,634)	$(5,953,195)	$(16,146)	$2,319,018
Grains	(511,662)	(1,320,658)	(3,065,156)	(2,345,062)
Interest rates	14,877,138	4,476,859	6,048,519	1,657,735
Livestock	(703,544)	(1,581,800)	(1,262,704)	(1,217,630)
Metals	2,134,345	(3,736,713)	(3,182,522)	(2,382,708)
Softs	(74,877)	(2,177,851)	(151,667)	(2,049,388)
Stock indices	(9,523,326)	(10,785,180)	(11,923,464)	(18,336,957)
Total futures contracts	2,148,440	(21,078,538)	(13,553,140)	(22,354,992)

Forward currency contracts	(2,077,218)	5,629,984	(14,578,644)	5,719,663

Total futures and forward currency contracts	$(71,222)	$(15,448,554)	$(28,131,784)	$(16,635,329)

For the three months ended June 30, 2012, the monthly average number of futures contracts bought and sold was 28,950 and 29,814, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,248,000,000.  Over the same period in 2011, the monthly average of futures contracts bought and sold was 22,360 and 21,730, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,092,000,000.

For the six months ended June 30, 2012, the monthly average number of futures contracts bought and sold was 27,891 and 26,967, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,272,000,000.  Over the same period in 2011, the monthly average of futures contracts bought and sold was 21,156 and 20,933, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,043,000,000.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”), Morgan Stanley & Co, LLC. (“MS”) and Barclays Bank PLC (“BB”). The Master Fund’s concentration of credit risk associated with DB, MS or BB nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, MS and BB.  The amount of such credit risk was $22,837,863 and $18,514,952 at March 31, 2012 and December 31, 2011, respectively.

6. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2012 and 2011. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:
	June 30, 2012	June 30, 2011
Profit share earned	$-	$1,612
Reversal of profit share(1)	-	-
Profit share accrued (2)	-	-
Total profit share	$-	$1,612

	Six months ended:
	June 30, 2012	June 30, 2011
Profit share earned	$-	$60,586
Profit share accrued (2)	-	-
Total profit share	$-	$60,586

(1)	At April 1
(2)	At June 30

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

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets at exchange, though the amount may at any time be higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.  The General Partner attempts to control credit risk by causing the Partnership to deal exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so.  During its operations through June 30, 2012, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2012

Total
Partners'
Month Ending:	Capital of the Partnership
June 30, 2012	$221,338,153
March 31, 2012	228,311,782
December 31, 2011	236,019,823

	Three Months	Six Months
Change in Partners' Capital	(6,973,629)	$(14,681,670)
Percent Change	(3.05)%	(6.22)%

THREE MONTHS ENDED JUNE 30, 2012

The decrease in the Partnership’s net assets of $6,973,629 was attributable to withdrawals of $13,598,110 and, through its investment in the Master Fund, a net loss of $2,224,058 which was partially offset by contributions of $8,848,539.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2012 increased $316,632 relative to the corresponding period in 2011. The increase was due to an increase in the average net asset value of the Partnership during the three months ended June 30, 2012, relative to the corresponding period in 2011.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2012 increased $76,495 relative to the corresponding period in 2011. The increase was due mainly to an increase in the Partnership’s net asset value during the three months ended June 30, 2012 which resulted in higher trading volume, relative to the corresponding period in 2011.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the three months ended June 30, 2012 increased $277,367 relative to the corresponding period in 2011. The increase was due to an increase in the average net asset value of the Partnership during the three months ended June 30, 2012, relative to the corresponding period in 2011.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2012 increased $70,105 relative to the corresponding period in 2011. The increase was due mainly to an increase in the Partnership’s net asset value during the three months ended June 30, 2012, relative to the corresponding period in 2011.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2012 decreased $5,511 relative to the corresponding period in 2011. This decrease was due primarily to a decrease in short-term Treasury yields during the three months ended June 30, 2012 relative to the corresponding period in 2011.

For the three months ended June 30, 2012, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $187,276 from trading operations (including foreign exchange transactions and translations). Management fees of $1,147,117, brokerage commissions of $191,844, selling commissions and platform fees of $839,596, administrative and operating expenses of $300,598 and custody fees and other expenses of $12,066 were paid or accrued. Interest income of $79,887 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss of $2,224,058.

An analysis of the Master Fund’s trading gains (losses) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(0.56)%
Energies	(1.06)%
Grains	(0.14)%
Interest rates	3.89%
Livestock	(0.18)%
Metals	0.54%
Softs	(0.02)%
Stock indices	(2.49)%
Trading loss	(0.02)%

SIX MONTHS ENDED JUNE 30, 2012

The decrease in the Partnership’s net assets of $14,681,670 was attributable to withdrawals of $18,824,585 and, through its investment in the Master Fund, a net loss of $21,319,102 which was partially offset by contributions of $25,462,017.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2012 increased $823,318 relative to the corresponding period in 2011. The increase was due to an increase in the average net asset value of the Partnership during the six months ended June 30, 2012, relative to the corresponding period in 2011.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2012 increased $129,040 relative to the corresponding period in 2011. The increase was due mainly to an increase in the Partnership’s net asset value during the six months ended June 30, 2012 which resulted in higher trading volume, relative to the corresponding period in 2011.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the six months ended June 30, 2012 increased $690,506 relative to the corresponding period in 2011. The increase was due to an increase in the average net asset value of the Partnership during the six months ended June 30, 2012, relative to the corresponding period in 2011.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2012 increased $192,375 relative to the corresponding period in 2011. The increase was due mainly to an increase in the Partnership’s average net asset value during the six months ended June 30, 2012, relative to the corresponding period in 2011.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2012 decreased $1,954 relative to the corresponding period in 2011. This decrease was due primarily to a decrease in short-term Treasury yields during the six months ended June 30, 2012 relative to the corresponding period in 2011.

For the six months ended June 30, 2012, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $16,520,592 from trading operations (including foreign exchange transactions and translations). Management fees of $2,300,151, brokerage commissions of $351,159, selling commissions and platform fees of $1,679,080, administrative and operating expenses of $602,701 and custody fees and other expenses of $24,618 were paid or accrued. Interest income of $159,199 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss of $21,319,102.

An analysis of the Master Fund’s trading gains (losses) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(3.61)%
Energies	(0.05)%
Grains	(0.74)%
Interest rates	1.60%
Livestock	(0.29)%
Metals	(0.71)%
Softs	0.00%
Stock indices	(3.00)%
Trading loss	(6.80)%

MANAGEMENT DISCUSSION – 2012

Three months ended June 30, 2012

The Master Fund was marginally negative during the quarter as gains from trading over the first 89 calendar days of the period were erased on the final trading day of June following a surprise announcement from the latest European Union (“E.U.”) economic summit. Gains from interest rate futures trading and, to a lesser extent, from trading non-dollar cross rates and metal futures were offset by losses from trading stock index, energy and grain and livestock futures. Trading of tropical soft commodities was flat.

The global recovery, which was not very robust to begin with, displayed signs of additional weakness throughout the April-June period. Banking and sovereign stresses in the Eurozone, highlighted by two Greek elections in two months, increased. Growth in a number of emerging market economies—China, Brazil, and India, for example—disappointed. In the U.S., economic activity decelerated during the first half of the year so that second quarter growth is now expected to register less than 2%. These forces had led to gains on long interest rate positions, long dollar positions, and short energy, metals and soft commodity positions. Then, on June 29, E.U. leaders announced an agreement to moderate conditions on emergency loans to Spanish banks, ease borrowing costs for Spain and Italy, move toward direct recapitalization of European banks with bailout funds, discuss a full E.U. banking union with European Central Bank supervision, advance the fiscal union discussion and discuss a 120 billion Euro fund to promote growth. While most of these provisions were anticipatory and not hard facts, the timing of the news—on a Friday before a U.S. holiday on the last trading day of the month and quarter—triggered a strong, albeit ephemeral, response, resulting in a major appreciation of the Euro and other currencies versus the U.S. dollar, a selloff of safe harbor government debt and a strong rise in energy and metal prices. These market moves sent the Partnership’s returns for the quarter from a sizable gain to roughly breakeven.

Despite some end of June giveback, the sizable demand for the safest investments drove higher the prices of German, U.S., British, Australian, Canadian and Japanese government note and bond futures, leading to sizable profits on long positions. Indeed the yields on German, U.S. and British ten year notes, among others, fell to post World War II record lows. Measures to ease monetary policy by Brazil, India, China and Australia pointed to growth concerns and further encouraged safe haven demand.

As the growth outlook deteriorated, the prices of industrial metals fell and short positions were profitable. Gold prices also fell and a long position generated a loss and was closed and reversed to a short trade.

Turning to soft commodities, short positions in cotton and coffee produced a profit, while a long crude palm oil trade, a short cocoa position and trading of sugar generated largely offsetting losses.

Short Euro trades versus the Australian dollar and Turkish lire were profitable, as was a long Australian trade against the Swiss franc. U.S. dollar currency trading was fractionally negative for the quarter largely due to U.S. dollar selling in the wake of the June 29 news from Europe. For most of the quarter the U.S. dollar had risen and long dollar positions against the Euro, the currencies of India, Israel, Switzerland, Brazil and the Czech Republic were profitable. Meanwhile, losses were suffered on short dollar trades vis-à-vis the British pound, Australian dollar, Canadian dollar, New Zealand dollar, Chilean peso, Mexican peso, Korean won, Russian ruble, and South African rand. Most of these short dollar positions were reversed to long positions and experienced losses at the end of June. A long dollar position against the yen was unprofitable.

Energy prices fell against the background of weakening growth and a stronger U.S. dollar, and long positions in crude and crude products produced losses and in most cases were closed or reversed. Those short energy positions sustained losses during the June 29 rally. Natural gas trading was marginally negative.

Equity futures prices weakened as first quarter optimism dissipated. Long positions in U.S., Japanese, British, German, Dutch, South African and Australian equity futures produced losses and were reduced and, in some cases, reversed. Those that did reverse suffered June 29 losses also. Short positions in Spanish and Korean equity futures generated smaller profits.

Grain prices were quite volatile during the quarter, generally declining through May as crop prospects were encouraging, and then soaring during June as drought struck the U.S. Midwest. Short corn, wheat, Kansas City wheat and Minnesota spring wheat positions produced losses and were reversed to long positions. Long milling wheat and soy meal trades generated some small offsetting profits. Short livestock trades were fractionally negative.

Three months ended March 31, 2012

The Master Fund registered a loss during the quarter as losses from trading currency forwards, interest rates, equities, metals and grains futures overwhelmed gains from trading energies and soft commodities futures. The sentiment of market participants during the quarter was dominated by the belief that both the economic outlook and the European debt crisis were improving.

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

Turning to non-U.S. dollar cross rates, long Australian dollar positions against a variety of currencies generated losses when the Aussie weakened as slowing growth, rising unemployment and declining inflation statistics combined with forecasts of a Chinese growth slowdown to increase the likelihood that the Reserve Bank of Australia might ease monetary policy. Short euro trades against several currencies were unprofitable as the euro rebounded when the European Central Bank’s Long Term Refinancing Operations program improved the functioning of financial markets in Europe and as the size of the European rescue fund was substantially raised.

Whether from a reduced need for safety because of an improving economic outlook, particularly in the U.S., from an increased worry about inflation, from a renewed concern about government debt levels or from a reduced likelihood of a third round of quantitative easing from the U.S. Federal Reserve, interest rates rose and long positions in U.S., Australian, Canadian, British and Japanese note and bond futures produced losses.

A first quarter rally in equity markets was rather widespread as market participants responded favorably to an apparent improvement in the global economic outlook, particularly in the U.S., and to progress by the E.U. toward resolving their sovereign debt crisis. Long positions in U.S. equity futures were profitable, as was a short CBOE VIX trade that also benefitted from rising equity markets. However, short positions in numerous European and Asian equity indices, especially China, Hong Kong, Japan and Germany, produced even bigger losses.

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

Manufacturing activity, as evidenced by weakening purchasing manager surveys and employment statistics, slowed worldwide during the quarter. In the developed economies, the continued depression in the housing markets and the knock-on effects of the Japan crisis added to the negative sentiment as did the coming end of the second round of quantitative easing ("QE2") in the U.S. and the increase in bank regulations worldwide. Meanwhile, in the developing economies, more moves toward tighter monetary policy to contain inflation, led by China, reined in “animal spirits.” Combining this worsening growth outlook with the Greek debt drama and U.S. debt ceiling imbroglio served to undermine the long equity and commodity trades in the Master Fund.

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

Contrary to some expectations, QE2 failed to keep interest rates low. With market participants worried about massive government borrowing requirements and future inflation, there was a substantial uptick in rates and moderate losses were sustained on long interest rate futures positions.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell). The Partnership, through its investment in the Master Fund, may also engage in trading swaps.  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities.  The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at June 30, 2012.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended June 30, 2012.

	Series A		Series B		Series C
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit
April 30, 2012	(3,023.5854)	$970.10	(680.2990)	$1,011.10	(427.2970)	$1,018.16
May 31, 2012	(4,771.6440)	984.64	(297.7730)	1,027.75	(2,314.0070)	1,035.15
June 30, 2012	(1,478.7037)	946.43	(72.0475)	989.30	(673.7958)	996.63

Total	(9,273.9331)		(1,050.1195)		(3,415.0998)

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
General Partner

Date: August 13, 2012
/s/ Tod A. Tanis
Tod A. Tanis
Vice-President (Principal Accounting Officer)

