Form 10-Q
period 2012-09-30
Millburn Multi-Markets Fund L.P.
filed 2012-11-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2012

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

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.
Financial statements
For the three and nine months ended September 30, 2012 and 2011 (unaudited)

Statements of Financial Condition (a)	3
Statements of Operations (c)	4
Statements of Changes in Partners' Capital (b)	6
Statements of Financial Highlights (c)	7
Notes to Financial Statements	11-12

(a) At September 30, 2012 (unaudited) and December 31, 2011

(b) For the nine months ended September 30, 2012 and 2011 (unaudited)

(c) For the three and nine months ended September 30, 2012 and 2011 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	September 30,	December 31,
	2012	2011
ASSETS
Investment in Millburn Multi-Markets Trading L.P. (the "Master Fund")	$226,888,702	$236,019,823
Due from the Master Fund	3,948,412	3,184,538
Cash	3,163,608	6,164,454
TOTAL	$234,000,722	$245,368,815

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$3,161,000	$6,163,876
Capital withdrawal payable	3,948,412	3,184,538
Due to the Master Fund	2,608	578
Total liabilities	7,112,020	9,348,992

PARTNERS' CAPITAL:
General Partner	3,220,049	3,463,815

Limited Partners:
Series A (176,470.6335 and 159,942.5316 units outstanding)	165,567,086	166,336,096
Series B (21,359.2036 and 21,012.8097 units outstanding)	21,039,042	22,643,903
Series C (37,326.5034 and 40,189.9735 units outstanding)	37,062,525	43,576,009
Total limited partners	223,668,653	232,556,008
Total partners' capital	226,888,702	236,019,823

TOTAL	$234,000,722	$245,368,815

NET ASSET VALUE PER UNIT OUTSTANDING
Series A	$938.21	$1,039.97
Series B	$985.01	$1,077.62
Series C	$992.93	$1,084.25

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30,	September 30,
	2012	2011
NET INVESTMENT LOSS ALLOCATED FROM THE MASTER FUND
INCOME — interest income	$65,889	$91,095

Expenses:
Management fees	1,140,379	1,030,684
Brokerage commissions	191,288	133,724
Selling commissions and platform fees	847,996	719,855
Administrative and operating expenses	298,934	250,141
Custody fee and other expenses	15,411	8,334
Total expenses	2,494,008	2,142,738

Operating expenses borne by General Partner	-	(1,931)

Net expenses	2,494,008	2,140,807

Net investment loss allocated from the Master Fund	(2,428,119)	(2,049,712)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(2,754,918)	7,073,675
Foreign exchange translation	(23,195)	(27,223)
Net change in unrealized:
Futures and forward currency contracts	3,330,426	(119,903)
Foreign exchange translation	(14,879)	(3,125)
Net gains (losses) from U.S. Treasury notes:
Realized	(24,347)	-
Net change in unrealized	39,940	(66,862)

Total net realized and unrealized gains allocated from the Master Fund	553,027	6,856,562

NET GAIN (LOSS)	(1,875,092)	4,806,850

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	-	-

NET GAIN (LOSS) AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND	$(1,875,092)	$4,806,850

		(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2012	2011
NET INVESTMENT LOSS ALLOCATED FROM THE MASTER FUND
INCOME — interest income	$225,088	$252,248

Expenses:
Management fees	3,440,530	2,507,517
Brokerage commissions	542,447	355,843
Selling commissions and platform fees	2,527,076	1,708,429
Administrative and operating expenses	901,635	716,053
Custody fee and other expenses	40,029	19,731
Total expenses	7,451,717	5,307,573

Operating expenses borne by General Partner	-	(57,517)

Net expenses	7,451,717	5,250,056

Net investment loss allocated from the Master Fund	(7,226,629)	(4,997,808)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(9,932,866)	5,801,619
Foreign exchange translation	(72,053)	(27,082)
Net change in unrealized:
Futures and forward currency contracts	(5,960,973)	(7,616,618)
Foreign exchange translation	(1,397)	(14,077)
Net gains (losses) from U.S. Treasury notes:
Realized	(28,432)	3,031
Net change in unrealized	28,156	(18,167)

Total net realized and unrealized losses allocated from the Master Fund	(15,967,565)	(1,871,294)

NET LOSS	(23,194,194)	(6,869,102)

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	-	2,595

NET LOSS AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND	$(23,194,194)	$(6,871,697)

See notes to financial statements	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2012 and 2011

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2011	$3,463,815	$166,336,096	159,942.5316	$22,643,903	21,012.8097	$43,576,009	40,189.9735	$236,019,823

Capital contributions	-	36,671,052	37,345.5113	4,270,220	4,103.9559	1,859,011	1,803.2102	42,800,283
Capital withdrawals	-	(20,146,519)	(20,817.4094)	(3,794,722)	(3,757.5620)	(4,795,969)	(4,666.6803)	(28,737,210)
Net loss after profit share	(243,766)	(17,293,543)	-	(2,080,359)	-	(3,576,526)	-	(23,194,194)
PARTNERS' CAPITAL — September 30, 2012	$3,220,049	$165,567,086	176,470.6335	$21,039,042	21,359.2036	$37,062,525	37,326.5034	$226,888,702

Net Asset Value per Unit at September 30, 2012			$938.21		$985.01		$992.93

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2010	$1,447,561	$71,988,161	64,756.6985	$6,405,290	5,662.0645	$31,486,826	27,731.8983	$111,327,838

Capital contributions	-	85,728,603	78,379.5252	15,901,098	14,234.2708	14,398,382	12,872.2000	116,028,083
Capital withdrawals	-	(3,622,803)	(3,351.5829)	(625,685)	(559.1060)	(415,517)	(380.6438)	(4,664,005)
Net loss after profit share	(17,910)	(5,338,423)	-	(450,508)	-	(1,064,856)	-	(6,871,697)
PARTNERS' CAPITAL — September 30, 2011	$1,429,651	$148,755,538	139,784.6408	$21,230,195	19,337.2293	$44,404,835	40,223.4545	$215,820,219

Net Asset Value per Unit at September 30, 2011			$1,064.18		$1,097.89		$1,103.95

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2012

The following information presents per unit operating performance data for each series for the three months ended September 30, 2012.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$946.43	$989.30	$996.63

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(11.48)	(7.62)	(7.03)
Total trading and investing losses (1)	3.26	3.33	3.33

Net loss before profit share allocation from the Master Fund	(8.22)	(4.29)	(3.70)

Profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(8.22)	(4.29)	(3.70)

NET ASSET VALUE PER UNIT — End of period	$938.21	$985.01	$992.93

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(0.87)%	(0.43)%	(0.37)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(0.87)%	(0.43)%	(0.37)%

Ratios to average net asset value:
Expenses (3) (4) (5)	4.88%	3.13%	2.88%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00

Total expenses	4.88%	3.13%	2.88%

Net investment loss (3) (4) (5)	(4.77)%	(3.02)%	(2.77)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2012

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2012.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,039.97	$1,077.62	$1,084.25

LOSS ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(34.45)	(22.63)	(20.87)
Total trading and investing losses (1)	(67.31)	(69.98)	(70.45)

Net loss before profit share allocation from the Master Fund	(101.76)	(92.61)	(91.32)

Profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(101.76)	(92.61)	(91.32)

NET ASSET VALUE PER UNIT — End of period	$938.21	$985.01	$992.93

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(9.78)%	(8.59)%	(8.42)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(9.78)%	(8.59)%	(8.42)%

Ratios to average net asset value:
Expenses (3) (4) (5)	4.86%	3.11%	2.85%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00

Total expenses	4.86%	3.11%	2.85%

Net investment loss (3) (4) (5)	(4.73)%	(2.98)%	(2.73)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2011

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2011.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,111.67	$1,131.26	$1,135.40

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(37.67)	(23.89)	(22.14)
Total trading and investing losses (1)	(9.80)	(10.86)	(8.83)

Net loss before profit share allocation from the Master Fund	(47.47)	(34.75)	(30.97)

Profit share allocation from the Master Fund (1) (7)	(0.02)	1.38	(0.48)

Net loss from operations after profit share allocation from the Master Fund	(47.49)	(33.37)	(31.45)

NET ASSET VALUE PER UNIT — End of period	$1,064.18	$1,097.89	$1,103.95

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(4.27)%	(3.07)%	(2.73)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (7)	0.00	(0.12)	0.04

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(4.27)%	(2.95)%	(2.77)%

Ratios to average net asset value:
Expenses (3) (4) (5) (6)	4.83%	3.07%	2.83%
Profit share allocation from the Master Fund (2) (7)	0.00	(0.12)	0.04

Total expenses	4.83%	2.95%	2.87%

Net investment loss (3) (4) (5) (6)	(4.63)%	(2.89)%	(2.63)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not annualized.
(3)	Annualized.
(4)	Excludes profit share allocation from the Master Fund.
(5)	Ratios are computed net of voluntary waivers of operating expenses borne by the General Partner of the Partnership and General Partner of the Master Fund. For the nine months ended September 30, 2011, the ratios are net of the 0.04% effect of the voluntary waivers of operating expenses (not annualized).
(6)	Includes the Partnership's proportionate share of income and expense allocated from the Master Fund.
(7)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at September 30, 2012 and December 31, 2011 and the results of its operations for the three and nine months ended September 30, 2012 and 2011 (unaudited).

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

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2009 through 2011, for the U.S. Federal jurisdiction, the New York, Connecticut and Delaware state jurisdictions, and the New York City jurisdiction, there are no uncertain tax positions. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for the fiscal year 2011.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2012 and December 31, 2011 was 81.23% and 57.64%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital. For the three and nine months ended September 30, 2012 and 2011, Millburn Ridgefield Corporation (the “General Partner”) chose to directly bear operating expenses in excess of 1/2 of 1% of average net assets of the Partnership’s average month-end partners’ capital as applicable.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets. The Partnership is allocated its pro rata portion of the administration fee which is charged at the Master Fund level. As of September 30, 2012 and December 31, 2011, $35,874 and $81,148, respectively, was payable by the Master Fund to the General Partner and is included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the units of limited partnership (“Units”). The total amount paid by the General Partner was $191,967. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner. As of September 30, 2012, pursuant to this calculation, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership. For the three and nine months ended September 30, 2012 and 2011, the costs incurred by the Partnership were $9,597 and $28,791, respectively. Organization and initial offering costs are included in “administrative and operating expenses” in the Master Fund’s Statements of Operations. Accordingly, as of September 30, 2012 and December 31, 2011, $9,597, was payable by the Master Fund to the General Partner as reimbursement for such costs and are included in “accrued expenses” in the Master Fund’s Statement of Financial Condition.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2012 and December 31, 2011, $2,781 and $25,211 were owed to the General Partner, respectively.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the quarter. Weighted average number of units of each series is detailed below.

	Three months ending September 30,		Nine months ending September 30,
	2012	2011	2012	2011
Series A	173,181.708	132,002.964	170,566.934	103,211.896
Series B	22,308.759	18,151.473	22,686.483	12,478.476
Series C	37,455.583	39,743.001	39,280.486	36,085.151

Millburn Multi-Markets Trading L.P.
Financial statements
For the three and nine months ended September 30, 2012 and 2011 (unaudited)

Statements of Financial Condition (a)	14
Condensed Schedules of Investments (a)	15
Statements of Operations (c)	19
Statements of Changes in Partners' Capital (b)	21
Statements of Financial Highlights (c)	22
Notes to Financial Statements	24

(a) At September 30, 2012 (unaudited) and December 31, 2011

(b) For the nine months ended September 30, 2012 and 2011 (unaudited)

(c) For the three and nine months ended September 30, 2012 and 2011 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	September 30	December 31
	2012	2011
Assets
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes-at fair value (amortized cost $43,786,491 and $41,272,197)	$43,791,258	$41,274,794
Net unrealized appreciation on open futures and forward currency contracts	1,693,514	8,775,049
Due from brokers	5,082,594	3,971,338
Cash denominated in foreign currencies (cost $2,702,920 and $606,954)	2,700,446	604,841
Total equity in trading accounts	53,267,812	54,626,022

INVESTMENTS IN U.S. TREASURY NOTES-at fair value (amortized cost $216,712,848 and $344,350,425)	216,739,114	344,352,511
CASH AND CASH EQUIVALENTS	20,906,782	18,112,495
ACCRUED INTEREST RECEIVABLE	532,143	1,894,957
DUE FROM MILLBURN MULTI-MARKETS LTD.	398	61
DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	2,608	578
TOTAL	$291,448,857	$418,986,624

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$5,063,790	$397,253
Cash denominated in foreign currencies (cost $0 and -$1,614,489)	-	1,619,538
Capital contributions received in advance	18,070	18,930
Capital withdrawals payable	5,685,590	5,902,350
Management fee payable	398,834	601,992
Selling commissions payable	290,013	286,819
Accrued expenses	628,702	483,424
Due to broker	-	86,753
Commissions and other trading fees on open futures contracts	52,704	62,997
Due to General Partner	2,781	25,211
Total liabilities	12,140,484	9,485,267

PARTNERS' CAPITAL	279,308,373	409,501,357

TOTAL	$291,448,857	$418,986,624

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2012

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.49)%	$(1,369,901)
Grains	0.28	765,995
Interest rates:
2 Year U.S. Treasury Note (1,490 contracts, settlement date December 2012)	0.05	142,892
5 Year U.S. Treasury Note (722 contracts, settlement date December 2012)	0.09	248,930
10 Year U.S. Treasury Note (235 contracts, settlement date December 2012)	0.05	146,876
30 Year U.S. Treasury Bond (73 contracts, settlement date December 2012)	0.03	81,250
Other interest rates	0.74	2,068,962
Total interest rates	0.96	2,688,910

Livestock	(0.05)	(132,500)
Metals	0.76	2,132,880
Softs	(0.00)	(6,134)
Stock indices	(0.81)	(2,259,349)
Total long futures contracts	0.65	1,819,901

Short futures contracts:
Energies	0.52	1,456,062
Grains	0.06	158,313
Interest rates	(0.02)	(48,838)
Livestock	(0.02)	(50,300)
Metals	(1.86)	(5,212,615)
Softs	0.13	369,779
Stock indices	0.06	178,018
Total short futures contracts	(1.13)	(3,149,581)
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	(0.48)	(1,329,680)

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	0.74	2,062,934
Total short forward currency contracts	(1.47)	(4,103,530)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	(0.73)	(2,040,596)

TOTAL	(1.21)%	$(3,370,276)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2012

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$27,240,000	U.S. Treasury notes, 0.500%, 11/30/2012	9.76%	$27,258,089
67,740,000	U.S. Treasury notes, 0.625%, 02/28/2013	24.30	67,878,920
79,160,000	U.S. Treasury notes, 3.375%, 07/31/2013	29.10	81,262,687
84,180,000	U.S. Treasury notes, 0.125%, 09/30/2013	30.12	84,130,676
	Total investments in U.S. Treasury notes
	(amortized cost $260,499,339)	93.28%	$260,530,372

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2011

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.06%	$238,613
Grains	0.21	864,700
Interest rates:
2 Year U.S. Treasury Note (1,300 contracts, settlement date March 2012)	0.05	196,204
5 Year U.S. Treasury Note (1,202 contracts, settlement date March 2012)	0.10	406,950
10 Year U.S. Treasury Note (568 contracts, settlement date March 2012)	0.09	383,375
30 Year U.S. Treasury Bond (141 contracts, settlement date March 2012)	0.02	98,188
Other interest rates	0.73	2,968,903
Total interest rates	0.99	4,053,620

Metals	(0.14)	(574,718)
Softs	0.03	100,093
Stock indices	(0.01)	(36,933)
Total long futures contracts	1.14	4,645,375

Short futures contracts:
Energies	0.10	394,145
Grains	(0.75)	(3,070,466)
Interest rates	(0.00)	(12,800)
Livestock	0.01	56,550
Metals	0.20	829,705
Softs	0.59	2,427,715
Stock indices	(0.10)	(424,691)
Total short futures contracts	0.05	200,158

TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	1.19	4,845,533

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.03)	(124,989)
Total short forward currency contracts	0.89	3,657,252

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	0.86	3,532,263

TOTAL	2.05%	$8,377,796

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2011

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$97,740,000	U.S. Treasury notes, 0.875%, 02/29/2012	23.90%	$97,869,811
122,960,000	U.S. Treasury notes, 0.375%, 08/31/2012	30.08	123,180,944
133,180,000	U.S. Treasury notes, 4.250%, 09/30/2012	33.52	137,248,233
27,240,000	U.S. Treasury notes, 0.500%, 11/30/2012	6.67	27,328,317
	Total investments in U.S. Treasury notes
	(amortized cost $385,622,622)	94.17%	$385,627,305

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2012	2011
INVESTMENT INCOME:
Interest income	$81,715	$171,776

EXPENSES:
Brokerage commissions	237,203	246,497
Management fees	1,252,520	1,740,520
Selling commissions and platform fees	860,476	724,620
Administrative and operating expenses	333,634	362,803
Custody fees and other expenses	19,152	16,148
Total expenses	2,702,985	3,090,588

NET INVESTMENT LOSS	(2,621,270)	(2,918,812)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(3,433,598)	13,600,278
Foreign exchange translation	(30,359)	(74,906)
Net change in unrealized:
Futures and forward currency contracts	4,193,118	(57,104)
Foreign exchange translation	(16,954)	(57,353)
Net gains (losses) from U.S. Treasury notes
Realized	(30,256)	-
Net change in unrealized	49,200	(124,667)

TOTAL NET REALIZED AND UNREALIZED GAINS	731,151	13,286,248

NET GAIN (LOSS)	(1,890,119)	10,367,436
LESS PROFIT SHARE TO GENERAL PARTNER	-	2,640
NET GAIN (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(1,890,119)	$10,364,796

See notes to financial statements	(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2012	2011
INVESTMENT INCOME:
Interest income	$347,446	$539,946

EXPENSES:
Brokerage commissions	821,703	746,108
Management fees	4,767,005	4,660,140
Selling commissions and platform fees	2,550,026	1,713,194
Administrative and operating expenses	1,131,401	1,005,514
Custody fees and other expenses	60,347	43,144
Total expenses	9,330,482	8,168,100

NET INVESTMENT LOSS	(8,983,036)	(7,628,154)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(15,624,192)	12,841,121
Foreign exchange translation	(108,788)	(51,008)
Net change in unrealized:
Futures and forward currency contracts	(11,748,072)	(15,933,276)
Foreign exchange translation	4,688	(26,514)
Net gains (losses) from U.S. Treasury notes
Realized	(37,060)	6,906
Net change in unrealized	26,350	(16,322)

TOTAL NET REALIZED AND UNREALIZED LOSSES	(27,487,074)	(3,179,093)

NET LOSS	(36,470,110)	(10,807,247)
LESS PROFIT SHARE TO GENERAL PARTNER	-	63,226
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(36,470,110)	$(10,870,473)

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2012:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL- January 1, 2012	$407,700,313	$-	$1,801,044	$409,501,357
Contributions	45,489,286	-	-	45,489,286
Withdrawals	(139,212,160)	-	-	(139,212,160)
Net loss	(36,346,713)	-	(123,397)	(36,470,110)
PARTNERS' CAPITAL- September 30, 2012	$277,630,726	$-	$1,677,647	$279,308,373

For the nine months ended September 30, 2011:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL- January 1, 2011	$295,722,233	$-	$1,737,376	$297,459,609
Contributions	130,596,183	-	-	130,596,183
Withdrawals	(21,944,621)	-	-	(21,944,621)
Net loss	(10,786,942)	(2,379)	(17,926)	(10,807,247)
General Partner's allocation:
New Profit-Accrued	(63,226)	63,226	-	-
PARTNERS' CAPITAL- September 30, 2011	$393,523,627	$60,847	$1,719,450	$395,303,924

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the nine months ended
	September 30 2012	September 30 2011	September 30 2012	September 30 2011

Total return before General Partner profit share allocation (3)	(0.30)%	3.01%	(8.24)%	(2.50)%
Less: General Partner profit share allocation (3)	0.00	0.00	0.00	0.00

Total return after General Partner profit share allocation (3)	(0.30)%	3.01%	(8.24)%	(2.50)%

Ratios to average net asset value:
Expenses (1) (4)	2.56%	2.46%	2.52%	2.50%
General Partner profit share allocation (3)	0.00	0.00	0.00	0.00

Total expenses (1)	2.56%	2.46%	2.52%	2.50%

Net investment loss (1) (2) (4)	(2.44)%	(2.29)%	(2.39)%	(2.30)%

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

(3) Not Annualized

(4) Annualized

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the nine months ended
	September 30	September 30	September 30	September 30
	2012	2011	2012	2011

Total return before General Partner profit share allocation (3)	(0.58)%	2.84%	(8.85)%	(2.93)%
Less: General Partner profit share allocation (3)	0.00	0.00	0.00	0.02

Total return after General Partner profit share allocation (3)	(0.58)%	2.84%	(8.85)%	(2.95)%

Ratios to average net asset value:
Expenses (1) (2) (4)	3.68%	3.16%	3.46%	3.09%
General Partner profit share allocation (3)	0.00	0.00	0.00	0.02

Total expenses (1) (2)	3.68%	3.16%	3.46%	3.11%

Net investment loss (1) (2) (4)	(3.56)%	(2.98)%	(3.33)%	(2.89)%

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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2012 (unaudited) and December 31, 2011 and the results of its operations for the three and nine months ended September 30, 2012 and 2011 (unaudited).

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Master Fund recognize in its financial statements the impact of any uncertain tax position. Based on a review of the Master Fund’s open tax years, 2009 through 2011, for the U.S. Federal jurisdiction, the New York, Connecticut and Delaware State jurisdictions, and the New York City jurisdiction, there are no uncertain tax positions. The Master Fund is treated as a limited partnership for federal and state income tax reporting purposes.

2. RECENT ACCOUNTING STANDARD

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

3. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Company invest substantially all of their assets in the Master Fund. The Partnership’s and the Company’s ownership percentages of the Master Fund at September 30, 2012 and December 31, 2011 of total partners’ capital of the Master Fund are detailed below. The remaining interests are held by direct investors.

	September 30,	December 31,
	2012	2011
Partnership	81.23%	57.64%
Company	4.07%	31.07%

Total	85.30%	88.71%

The capital withdrawals payable at September 30, 2012 of $5,685,590 consists of withdrawals of $3,945,631, $1,643,242 and $96,717 from the Partnership, Company and Master Fund, respectively. The capital withdrawal payable at December 31, 2011 of $5,902,350 consists of withdrawals of $684,447 from the Company, $3,160,409 from the Partnership and $2,057,494 from the Master Fund.

The Master Fund bears expenses, including, but not limited to, periodic legal, accounting and filing fees, up to an amount equal to 1/4 of 1% per annum of average net assets of the Master Fund (the “Expense Cap”). Amounts subject to the Expense Cap include expenses incurred at the Master Fund and Company level and the Administration Fee due to the General Partner, as general partner of the Master Fund. The General Partner bears any excess over such amounts.

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

During the three and nine months ended September 30, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of September 30, 2012 and December 31, 2011 in valuing the Master Funds’ investments at fair value. At September 30, 2012 and December 31, 2011, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2012

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$260,530,372	$-	$260,530,372

Exchange-traded futures contracts
Energies	86,161	-	86,161
Grains	924,308	-	924,308
Interest rates	2,640,072	-	2,640,072
Livestock	(182,800)	-	(182,800)
Metals	(3,079,735)	-	(3,079,735)
Softs	363,645	-	363,645
Stock indices	(2,081,331)	-	(2,081,331)
Total exchange-traded futures contracts	(1,329,680)	-	(1,329,680)

Over-the-counter forward currency contracts	-	(2,040,596)	(2,040,596)

Total futures and forward currency contracts (2)	(1,329,680)	(2,040,596)	(3,370,276)

Total financial assets and liabilities at fair value	$259,200,692	$(2,040,596)	$257,160,096

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$43,791,258
Investments in U.S. Treasury notes held in custody			216,739,114
Total investments in U.S. Treasury notes			$260,530,372

(2)
Net unrealized appreciation on futures and forward currency contracts			$1,693,514
Net unrealized depreciation on futures and forward currency contracts			(5,063,790)
Total unrealized depreciation on futures and forward currency contracts			$(3,370,276)

Financial assets and liabilities at fair value as of December 31, 2011

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$385,627,305	$-	$385,627,305

Exchange-traded futures contracts
Energies	632,758	-	632,758
Grains	(2,205,766)	-	(2,205,766)
Interest rates	4,040,820	-	4,040,820
Livestock	56,550	-	56,550
Metals	254,987	-	254,987
Softs	2,527,808	-	2,527,808
Stock indices	(461,624)	-	(461,624)
Total exchange-traded futures contracts	4,845,533	-	4,845,533

Over-the-counter forward currency contracts	-	3,532,263	3,532,263

Total futures and forward currency contracts (2)	4,845,533	3,532,263	8,377,796

Total financial assets and liabilities at fair value	$390,472,838	$3,532,263	$394,005,101

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$41,274,794
Investments in U.S. Treasury notes held in custody			344,352,511
Total investments in U.S. Treasury notes			$385,627,305

(2)
Net unrealized appreciation on futures and forward currency contracts			$8,775,049
Net unrealized depreciation on futures and forward currency contracts			(397,253)
Total unrealized appreciation on futures and forward currency contracts			$8,377,796

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2012, by market sector:

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

Interest rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Master Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Master Fund’s profitability. The Master Fund’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S. and the Eurozone. However, the Master Fund also may take positions in futures contracts on the government debt of other nations. The General Partner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the primary interest rate market exposure of the Master Fund for the foreseeable future.

Metals – The Master Fund’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock indices – The Master Fund’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries as well as other countries.

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in an asset position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair values of futures and forward currency contracts in a liability position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Master Fund’s policy regarding fair value measurement is discussed in the Fair Value and Disclosures note, contained herein.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2012 and December 31, 2011. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2012

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$319,090	$(1,688,991)	$1,684,132	$(228,070)	$86,161
Grains	1,567,086	(801,091)	240,350	(82,037)	924,308
Interest rates	2,789,163	(100,253)	-	(48,838)	2,640,072
Livestock	-	(132,500)	136,640	(186,940)	(182,800)
Metals	2,167,465	(34,585)	-	(5,212,615)	(3,079,735)
Softs	50,270	(56,404)	526,030	(156,251)	363,645
Stock indices	88,534	(2,347,883)	215,488	(37,470)	(2,081,331)
Total futures contracts	6,981,608	(5,161,707)	2,802,640	(5,952,221)	(1,329,680)

Forward currency contracts	2,761,847	(698,913)	107,830	(4,211,360)	(2,040,596)

Total futures and forward currency contracts	$9,743,455	$(5,860,620)	$2,910,470	$(10,163,581)	$(3,370,276)

Fair value of futures and forward currency contracts at December 31, 2011

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$438,585	$(199,972)	$898,632	$(504,487)	$632,758
Grains	875,525	(10,825)	-	(3,070,466)	(2,205,766)
Interest rates	4,286,895	(233,275)	8,850	(21,650)	4,040,820
Livestock	-	-	105,290	(48,740)	56,550
Metals	88,086	(662,804)	1,612,529	(782,824)	254,987
Softs	379,604	(279,511)	2,800,700	(372,985)	2,527,808
Stock indices	6,167	(43,100)	406,309	(831,000)	(461,624)
Total futures contracts	6,074,862	(1,429,487)	5,832,310	(5,632,152)	4,845,533

Forward currency contracts	1,756,029	(1,881,018)	5,203,785	(1,546,533)	3,532,263

Total futures and forward currency contracts	$7,830,891	$(3,310,505)	$11,036,095	$(7,178,685)	$8,377,796

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and nine months ended September 30, 2012 and 2011 as “Net realized gains (losses) on closed positions: futures and forward currency contracts” and “Net change in unrealized: futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2012 and 2011

Sector	Three months ended: September 30, 2012	Three months ended: September 30, 2011	Nine months ended: September 30, 2012	Nine months ended: September 30, 2011
Futures contracts:

Energies	$(4,231,524)	$(793,923)	$(4,247,670)	$1,525,095
Grains	2,717,732	(2,075,614)	(347,424)	(4,420,676)
Interest rates	5,352,758	27,030,228	11,401,277	28,687,963
Livestock	(118,146)	(1,380,530)	(1,380,850)	(2,598,160)
Metals	(3,186,028)	2,998,864	(6,368,550)	616,156
Softs	(901,092)	365,495	(1,052,759)	(1,683,893)
Stock indices	1,340,060	1,550,044	(10,583,404)	(16,786,913)
Total futures contracts	973,760	27,694,564	(12,579,380)	5,339,572

Forward currency contracts	(214,240)	(14,151,390)	(14,792,884)	(8,431,727)

Total futures and forward currency contracts	$759,520	$13,543,174	$(27,372,264)	$(3,092,155)

For the three months ended September 30, 2012, the monthly average number of futures contracts bought and sold was 22,580 and 20,571, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,046,000,000. Over the same period in 2011, the monthly average of futures contracts bought and sold was 21,389 and 22,780, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,230,000,000.

For the nine months ended September 30, 2012, the monthly average number of futures contracts bought and sold was 26,121 and 24,835, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,197,000,000. Over the same period in 2011, the monthly average of futures contracts bought and sold was 21,233 and 21,549, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,105,000,000.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”), Morgan Stanley & Co. LLC. (“MS”) and Barclays Bank PLC (“BB”). The Master Fund’s concentration of credit risk associated with DB, MS or BB nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, MS and BB. The amount of such credit risk was $19,915,908 and $18,514,952 at September 30, 2012 and December 31, 2011, respectively.

6. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2011. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership. There was no profit share earned or accrued for the three and nine months ended September 30, 2012.

Three months ended:
September 30, 2011
Profit share earned	$-
Profit share accrued	2,640
Total profit share	$2,640

Nine months ended:
September 30, 2011
Profit share earned	$60,586
Profit share accrued	2,640
Total profit share	$63,226

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements.” The information contained therein is essential to, and should be read in connection with, the following analysis.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through September 30, 2012, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2012

Total
Partners'
Capital of the
Month Ending:	Partnership
September 30, 2012	$226,888,702
June 30, 2012	221,338,153
December 31, 2011	236,019,823

	Three Months	Nine Months
Change in Partners' Capital	$5,550,549	$(9,131,121)
Percent Change	2.51%	(3.87)%

THREE MONTHS ENDED SEPTEMBER 30, 2012

The increase in the Partnership’s net assets of $5,550,549 was attributable to contributions of $17,338,266 which was partially offset by withdrawals of $9,912,625 and a net loss through its investment in the Master Fund of $1,875,092.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2012 increased $109,695 relative to the corresponding period in 2011. The increase was due to an increase in the average net asset value of the Partnership during the three months ended September 30, 2012, relative to the corresponding period in 2011.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2012 increased $57,564 relative to the corresponding period in 2011. The increase was due mainly to an increase in the Partnership’s net asset value during the three months ended September 30, 2012 which resulted in higher trading volume, relative to the corresponding period in 2011.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the three months ended September 30, 2012 increased $128,141 relative to the corresponding period in 2011. The increase was due to an increase in the average net asset value of the Partnership during the three months ended September 30, 2012, relative to the corresponding period in 2011.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2012 increased $48,793 relative to the corresponding period in 2011. The increase was due mainly to an increase in the Partnership’s net asset value during the three months ended September 30, 2012, relative to the corresponding period in 2011.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2012 decreased $25,206 relative to the corresponding period in 2011. This decrease was due primarily to a decrease in short-term Treasury yields during the three months ended September 30, 2012 relative to the corresponding period in 2011.

For the three months ended September 30, 2012, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $553,027 from trading operations (including foreign exchange transactions and translations). Management fees of $1,140,379, brokerage commissions of $191,288, selling commissions and platform fees of $847,996, administrative and operating expenses of $298,934 and custody fees and other expenses of $15,411 were paid or accrued. Interest income of $65,889 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss of $1,875,092.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(0.02)%
Energies	(1.51)%
Grains	0.96%
Interest rates	1.93%
Livestock	(0.06)%
Metals	(1.11)%
Softs	(0.34)%
Stock indices	0.45%
Trading gain	0.30%

NINE MONTHS ENDED SEPTEMBER 30, 2012

The decrease in the Partnership’s net assets of $9,131,121 was attributable to withdrawals of $28,737,210 and a net loss through its investment in the Master Fund of $23,194,194 which was partially offset by subscriptions of $42,800,283.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2012 increased $933,013 relative to the corresponding period in 2011. The increase was due to an increase in the average net asset value of the Partnership during the nine months ended September 30, 2012, relative to the corresponding period in 2011.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2012 increased $186,604 relative to the corresponding period in 2011. The increase was due mainly to an increase in the Partnership’s net asset value during the nine months ended September 30, 2012 which resulted in higher trading volume, relative to the corresponding period in 2011.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the nine months ended September 30, 2012 increased $818,647 relative to the corresponding period in 2011. The increase was due to an increase in the average net asset value of the Partnership during the nine months ended September 30, 2012, relative to the corresponding period in 2011.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2012 increased $185,582 relative to the corresponding period in 2011. The increase was due mainly to an increase in the Partnership’s average net asset value during the nine months ended September 30, 2012, relative to the corresponding period in 2011.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2012 decreased $27,160 relative to the corresponding period in 2011. This decrease was due primarily to a decrease in short-term Treasury yields during the nine months ended September 30, 2012 relative to the corresponding period in 2011.

For the nine months ended September 30, 2012, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $15,967,565 from trading operations (including foreign exchange transactions and translations). Management fees of $3,440,530, brokerage commissions of $542,447, selling commissions and platform fees of $2,527,076, administrative and operating expenses of $901,635 and custody fees and other expenses of $40,029 were paid or accrued. Interest income of $225,088 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $23,194,194.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(3.62)%
Energies	(1.57)%
Grains	0.20%
Interest rates	3.55%
Livestock	(0.37)%
Metals	(1.81)%
Softs	(0.36)%
Stock indices	(2.56)%
Trading loss	(6.54)%

MANAGEMENT DISCUSSION – 2012

Three months ended September 30, 2012

The Partnership, through its investment in the Master Fund, recorded a small trading gain during the quarter as markets struggled to find a persistent direction. Profits from trading interest rate, grain and stock index futures were largely offset by losses from trading energy, metals and soft commodity futures. Currency trading was essentially flat.

Market participants had to weigh the deterioration in actual economic facts against additional easing of monetary policies by a variety of central banks. Moreover, they had to grapple with the ability and willingness of fiscal authorities to rein in deficits with appropriate and effective tax and expenditure programs. Economic statistics worldwide indicated negative or slowing growth and stagnant employment levels at best. The one exception was the U.S. where growth, though slow, seemed steady, although employment levels remained depressed. Moreover, official forecasts—from the International Monetary Fund, Organization for Economic Co-Operation and Development, World Bank, Asian Development Bank and others as well as from various national authorities—were uniformly downgraded. In an effort to counter these tendencies, monetary policies have become ever more accommodative. The latest installments on this easing occurred when on September 8, the European Central Bank (“E.C.B“) announced a plan (vigorously opposed by the Bundesbank) to purchase unlimited amounts of government bonds of Spain and other weak European members if these countries would first request assistance from Europe’s bailout funds. On September 13, the Federal Reserve announced another round of quantitative easing (“QE3“). This was followed by the Bank of Japan increasing the size and duration of its asset purchases. And yet, market participants know that unless European policy makers finally fulfill promises concerning banking unification and fiscal policy unification; and unless the U.S. avoids the fiscal cliff and deals with its debt and deficit problems, the monetary efforts will be for naught. All in all, world markets enter the fourth quarter confronted with considerable uncertainty.

Against this background, long positions in safe haven U.S., German, British, and Japanese government notes and bonds were profitable, as were long positions in short-term interest rate futures. These gains were pared back later in the quarter due to a run-up in interest rates on government debt which suggests that market participants may be concluding that the ongoing deluge of monetary stimulus may be ineffective and eventually inflationary.

Stock index futures generated a gain due to long positions in U.S. and South African indices and short positions in the VIX, the so-called “fear index,” which showed a decrease in expected stock market volatility. Meanwhile, trading of Chinese, Korean, Australian, Canadian and Italian indices was unprofitable.

Drought in the U.S. drove grain prices sharply higher during much of the quarter and long positions in soybeans, soybean meal, wheat and corn were profitable, even though the gains were scaled back as prices receded from their highs late in the period. A short soybean oil trade lost money and was reversed.

Short Brent and WTI crude oil, heating oil, London gas oil and RBOB gasoline trades were unprofitable and closed or reversed to long trades as concerns about developments in the Middle East underpinned prices despite an apparently abundant current supply. Natural gas trading was also somewhat unprofitable.

Short positions in industrial metals were unprofitable as demand from the U.S. auto industry and some stock building demand from China outweighed the broader concerns about worldwide growth.

Currency trading was volatile. Market sentiment toward the euro and the U.S. dollar was continually in flux. On balance, short euro trades against a variety of currencies were profitable amid rising concern about European Union (“E.U.”) growth. Long positions in Norwegian and Swedish currencies were profitable as the Scandinavian units seemed to become the latest “safe havens”.

Short dollar trades versus the currencies of Korea, Singapore, Chile and Turkey were also profitable. On the other hand, long dollar positions versus the euro and the currencies of the United Kingdom., Brazil, India, Japan, Mexico, Poland, Russia and the Czech Republic produced largely offsetting losses.

Short positions in cotton, sugar and Arabica coffee, and long trades in Robusta coffee and London sugar were unprofitable and outweighed the gain from a short palm oil trade.

Three months ended June 30, 2012

The Master Fund was marginally negative during the quarter as gains from trading over the first 89 calendar days of the period were erased on the final trading day of June following a surprise announcement from the latest E.U. economic summit. Gains from interest rate futures trading and, to a lesser extent, from trading non-dollar cross rates and metal futures were offset by losses from trading stock index, energy and grain and livestock futures. Trading of tropical soft commodities was flat.

The global recovery, which was not very robust to begin with, displayed signs of additional weakness throughout the April-June period. Banking and sovereign stresses in the Eurozone, highlighted by two Greek elections in two months, increased. Growth in a number of emerging market economies—China, Brazil, and India, for example—disappointed. In the U.S., economic activity decelerated during the first half of the year so that second quarter growth is now expected to register less than 2%. These forces had led to gains on long interest rate positions, long dollar positions, and short energy, metals and soft commodity positions. Then, on June 29, E.U. leaders announced an agreement to moderate conditions on emergency loans to Spanish banks, ease borrowing costs for Spain and Italy, move toward direct recapitalization of European banks with bailout funds, discuss a full E.U. banking union with E.C.B. supervision, advance the fiscal union discussion and discuss a 120 billion euro fund to promote growth. While most of these provisions were anticipatory and not hard facts, the timing of the news—on a Friday before a U.S. holiday on the last trading day of the month and quarter—triggered a strong, albeit ephemeral, response, resulting in a major appreciation of the Euro and other currencies versus the U.S. dollar, a selloff of safe harbor government debt and a strong rise in energy and metal prices. These market moves sent the Partnership’s returns for the quarter from a sizable gain to roughly breakeven.

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

Turning to non-U.S. dollar cross rates, long Australian dollar positions against a variety of currencies generated losses when the Aussie weakened as slowing growth, rising unemployment and declining inflation statistics combined with forecasts of a Chinese growth slowdown to increase the likelihood that the Reserve Bank of Australia might ease monetary policy. Short euro trades against several currencies were unprofitable as the euro rebounded when the E.C.B.’s Long Term Refinancing Operations program improved the functioning of financial markets in Europe and as the size of the European rescue fund was substantially raised.

Whether from a reduced need for safety because of an improving economic outlook, particularly in the U.S., from an increased worry about inflation, from a renewed concern about government debt levels or from a reduced likelihood of QE3, interest rates rose and long positions in U.S., Australian, Canadian, British and Japanese note and bond futures produced losses.

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

Periods ended September 30, 2011

Total
Partners'
Capital of the
Month Ending:	Partnership
September 30, 2011	$215,820,219
June 30, 2011	172,486,029
December 31, 2010	111,327,838

	Three Months	Nine Months
Change in Partners' Capital	$43,334,190	$104,492,381
Percent Change	25.12%	93.86%

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

Coming into the quarter, the U.S. dollar had been in a lengthy decline and was not viewed as a safe haven. However with Switzerland and Japan enacting policy initiatives to limit the attractiveness of their currencies, with slower growth undermining the attraction of commodity and emerging market currencies and with the Euro’s existence in question, the U.S. dollar reemerged as a safe haven investment despite the rating downgrade of U.S. government securities by Standard & Poor’s. As a result, short U.S. dollar trades, which had been profitable in July, were unprofitable during August and September. Non-U.S. dollar cross rate trading was negative due to losses on long Australian and New Zealand dollar trades and on short British Pound and Euro trades.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at September 30, 2012 and December 31, 2011.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended September 30, 2012.

	Series A		Series B		Series C
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit
July 31, 2012	(1,144.4224)	$988.72	(421.7200)	$1,035.02	(668.6391)	$1,042.90
August 31, 2012	(2,804.5009)	962.37	(887.2779)	1,008.90	(103.0124)	1,016.80
September 30, 2012	(3,519.3532)	938.21	(494.3946)	985.01	(160.6590)	992.93

Total	(7,468.2765)		(1,803.3925)		(932.3105)

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

31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.01 Section 1350 Certification of Co-Chief Executive Officer

32.02 Section 1350 Certification of Co-Chief Executive Officer

32.03 Section 1350 Certification of Chief Financial Officer

101.INS*                       XBRL Instance Document

101.SCH*                      XBRL Taxonomy Extension Schema Document

101.CAL*                      XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*                      XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*                      XBRL Taxonomy Extension Labe Linkbase Document

101.PRE*                      XBRL Taxonomy Extension Presentation Linkbase Document

*              XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Millburn Ridgefield Corporation,
General Partner

Date: November 13, 2012

/s/ Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)

