Form 10-K
period 2012-12-31
Millburn Multi-Markets Fund L.P.
filed 2013-03-29
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2012

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2012 and 2011 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2012, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

Millburn Multi-Markets Fund L.P.  (the “Partnership”) is a limited partnership organized September 8, 2008 under the Delaware Revised Uniform Limited Partnership Act.  The Partnership commenced operations on August 1, 2009.  The Partnership is required, pursuant to its Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), to invest all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”), a Delaware limited partnership that began trading on October 20, 2004.  The Partnership is one of a number of investors in the Master Fund.  As of December 31, 2012, the Partnership’s partnership percentage in the Master Fund was approximately 68.43% of total partners’ capital of the Master Fund.  The general partner and trading advisor of the Partnership and the Master Fund is Millburn Ridgefield Corporation, a Delaware corporation operating in Greenwich, Connecticut (the “General Partner”).

The Master Fund’s business is trading a diversified portfolio of futures, forward, swap, spot and option contracts on currencies, metals, interest rate instruments, stock indices, energy and agricultural commodities.  The General Partner invests globally pursuant to its proprietary quantitative and systematic trading methodology, based upon signals generated from an analysis from price, price derivatives, fundamental and other quantitative data.  Approximately 20%-30% of the Master Fund’s trading, measured by the General Partner’s assessment of risk, currently takes place in the currency markets.

The General Partner conducts and manages the business of the Partnership and the Master Fund.  The Master Fund serves as a master fund for two non-U.S. investment vehicles managed by the General Partner and also permits direct investment by persons qualified to so invest, including qualified General Partner employees.

The General Partner was organized in May 1982 to manage discretionary accounts in futures and forward markets.  It and its principals have been trading in the futures and forwards markets pursuant to systematic quantitative, trading and risk management methods since 1971.  The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” since July 1, 1982, as a “commodity trading advisor” since September 13, 1984 and has been a member of the National Futures Association (“NFA”) since July 1, 1982.  The General Partner has been an approved swaps firm with the NFA since December 26, 2012. The General Partner conducts all trading and investment activities through the Master Fund.  The Millburn Corporation is an affiliate of the General Partner and performs research, trading, technology, operations, marketing, accounting, tax, legal, compliance, human resources, and other administrative functions for the Partnership and the Master Fund and other commodity pools and investment partnerships managed by the General Partner.

As of December 31, 2012, the aggregate net asset value of the Partnership was $228,943,314 and the aggregate net asset value of the Master Fund was $334,564,538. The net asset value of a Series A Unit originally sold for $1,000.00 as of August 1, 2009 was $931.26 as of December 31, 2012.  The net asset value of a Series B Unit originally sold for $1,000.00 as of August 1, 2009 was $982.00 as of December 31, 2012.  The net asset value of a Series C Unit originally sold for $1,000.00 as of August 1, 2009 was $990.51 as of December 31, 2012.  In each case, these are based on the actual rate of return a Limited Partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a Limited Partner, during each month in the calculation period from August 1, 2009 to December 31, 2012.

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

(b)   Financial information about industry segments

The Partnership’s business constitutes only one segment (i.e., a speculative commodity pool). The Partnership does not engage in sales of goods and services. Financial information regarding the Partnership’s business is set forth in the Partnership’s Financial Statements included as Exhibit 13.1 to this report.

(c)   Narrative description of business

The Partnership, through the Master Fund, engages in the speculative trading of futures, forward and spot contracts and may trade options thereon as well as swap contracts.  The Master Fund’s sole trading advisor is the General Partner.  The Master Fund trades in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market.  The General Partner makes trading decisions pursuant to its investment and trading method, which includes technical trend analysis, certain non-traditional technical systems (i.e., systems falling outside of traditional technical trend analysis), and money management principles, which may be revised from time to time.  The objective of the General Partner’s investment and trading method is to (i) use trend-following models to participate in all major sustained price moves in the markets traded and (ii) simultaneously deploy shorter-term opportunistic non-traditional models that may or may not take positions in the same direction as trend-following positions.  The General Partner’s approach employs models that analyze data over a time spectrum from several minutes to multiple years.  A majority of trades generated by quantitative models may be unprofitable.  Their objective is to make a few large profits, more than offsetting their numerous but smaller losses.  Consequently, during periods in which no major price trends develop in a market, trend-following models are likely to incur substantial losses.  Similarly, during periods when market behavior is unsuitable for non-traditional models, such models are likely to incur substantial losses.

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

The goal of the General Partner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range, while allowing exposure to profitable opportunities. Over more than 40 years, the General Partner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of price movements in the market, some non-price information or a combination of both.

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time-frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash, futures or option markets-generated data or government- and industry-generated statistical information); and the objective of the system (profiting from trends, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the General Partner’s objective is to have several approaches operating simultaneously. Since the early 1980s, the General Partner has selected multiple systems for each market.

When arriving at the portfolio allocation, the General Partner seeks maximum diversification, subject to liquidity and sector concentration constraints, and each market is traded using a diversified set of trading systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Master Fund: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of markets. Once the universe of markets is established, the General Partner’s simulation and optimization techniques help determine which markets to include in the Master Fund’s portfolio. The current allocation to any market in the Master Fund’s portfolio does not exceed 3% of total market exposure, measured by risk allocation.

Risk is a function of both price level and price volatility. For example, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel. Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range. The General Partner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market. Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market. In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases. The General Partner’s position-sizing models maintain overall portfolio risk and distribution of risk across markets within designated ranges. The position-sizing model manages the position traded by each of the (directional) trading systems discussed above.

In addition, the General Partner’s risk management focuses on money management principles applicable to the portfolio as a whole rather than to individual markets.  The first principle is portfolio diversification, which attempts to improve the quality of profits by reducing volatility.

Additional money management principles applicable to the portfolio as a whole include:  (1) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be substantially higher or lower; (2) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions solely in the same market; and (3) changing the equity used for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

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

The General Partner employs discretion in the execution of trades where The Millburn Corporation’s (an affiliate of the General Partner) trader expertise plays a role in timing of orders and, from time to time, the General Partner may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies.  This exercise of discretion (other than in trade execution) generally occurs only in response to unusual market conditions that may not have been factored into the design of the trading systems and is generally intended to reduce risk exposure.  Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

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

The General Partner paid $191,967 of expenses incurred in connection with the organization of the Partnership and the initial offering of the Units.  The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% of the Partnership’s month-end net asset value (a 0.05% annual rate), such excess will not be reimbursed to, but will be absorbed by, the General Partner.  As of December 31, 2012, pursuant to this calculation, $36,987 has been borne by the General Partner and will not be reimbursed by the Partnership.

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

The General Partner receives from the Master Fund a monthly “Management Fee” in respect of each Series’ investment in the Master Fund, in an amount equal to 1/12 of 2% of the net asset value of such Series’ investment in the Master Fund as of each month-end prior to reduction for any redemptions, distributions, any amounts payable to Selling Agents, any accured Profit Share or the Management Fee then being calculated (a 2% annual rate), prorated for partial months.

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

Generally, the General Partner is paid a monthly “Administration Fee” for administration services it provides to the Partnership, calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, Management Fees, amounts payable to Selling Agents, any accrued Profit Share and the Administration Fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets.

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

In connection with the Master Fund’s futures trading, the Master Fund currently executes and clears transactions through J.P. Morgan Securities LLC (“J.P. Morgan”), Deutsche Bank Securities Inc. (“Deutsche Bank”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Barclays Capital Inc. (“Barlcays”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”), each a registered futures commission merchant, but may use other futures commission merchants or cease using any particular futures commission merchant at any time in the General Partner’s discretion.  The Master Fund currently engages in currency forward trading with Morgan Stanley & Co. LLC, Deutsche Bank AG and Barclays Bank PLC, which serve as the Master Fund’s prime brokers in connection with the Master Fund’s foreign currency forward trading, but may utilize the services of additional prime brokers or engage in such trading with other banks and dealers as well. If the Master Fund engages in any commodity swap trading, it intends to do so with highly creditworthy banks and dealers only.

The General Partner estimates that 90% or more of the Master Fund’s assets, including the assets used to satisfy margin and collateral requirements, will be invested in U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-United States exchanges), other CFTC-authorized investments and certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits).  All interest earned on such securities or other obligations purchased with Master Fund assets will accrue to the Master Fund.  The balance of the Master Fund’s assets will be held in cash in commodity brokerage accounts, bank accounts or other accounts in the name of the Master Fund and will be used for trading which requires cash for margin and to avoid daily buying and selling of government securities.  Neither the Partnership nor the Master Fund will make any loans; provided, however, that the Partnership and the Master Fund may purchase CFTC-authorized investments, including debt instruments, as described above.  The General Partner will not commingle the property of the Partnership or the Master Fund with the property of any other person or entity (the deposit of Partnership or Master Fund assets with banks, brokers and dealers for margin, collateral or otherwise not being deemed a prohibited commingling).

The Partnership does not engage in lending (other than through permitted securities investments).

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as J.P. Morgan, Deutsche Bank, Merrill Lynch, Barclays and Credit Suisse to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership. Should the General Partner’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In October 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural commodity derivatives, futures and options contracts and their economically equivalent swap contracts. All accounts controlled by the General Partner are combined for speculative position limit purposes. On September 28, 2012, the United States District Court for the District of Columbia vacated these rules. There remains considerable uncertainty about what, if any, actions the CFTC may take in response to the court’s decisions and whether the CFTC will publish any future rulemakings addressing “exempt” futures and options contracts and their economically equivalent swap contracts.

Currency forward contracts are not currently subject to regulation by any U.S. government agency. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010. The Reform Act includes provisions that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time. The Reform Act mandates that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by the Reform Act may result in the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The inter-bank currency markets may in the future become subject to regulation under the Reform Act, a development which may entail increased costs and result in burdensome reporting requirements. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the General Partner would otherwise recommend, to the possible detriment of the Master Fund.

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

(b)   Holders.

As of December 31, 2012, there were 2,233 holders of Series A Units, 332 holders of Series B Units and 88 holders of Series C Units.

(c)   Dividends.

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to the Partners. No distributions have been made on the Units, and none are contemplated.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Units are sold on a monthly basis through the General Partner and selling agents retained by the General Partner to act as its agents. Units were initially issued at $1,000 per Unit and thereafter at net asset value. Between October 1, 2012 and December 31, 2012, the Partnership issued Units at monthly closings, as set forth in the following charts, to both new Limited Partners as well as to existing Limited Partners making additional investments.

Month	Number of Series A Units Sold	Dollar Amount of Series A Units Sold

October 1, 2012	3,096.5859	$2,904,668
November 1, 2012	10,647.7600	$9,701,365
December 1, 2012	2,617.9930	$2,410,241

Total	16,362.3389	$15,016,274

Month	Number of Series B Units Sold	Dollar Amount of Series B Units Sold

October 1, 2012	203.0421	$200,000
November 1, 2012	1,198.0380	$1,147,671
December 1, 2012	118.6330	$115,000

Total	1,519.7131	$1,462,671

Month	Number of Series C Units Sold	Dollar Amount of Series C Units Sold

October 1, 2012	245.9332	$243,667
November 1, 2012	18.2210	$17,599
December 1, 2012	18.2440	$17,835

Total	282.3982	$279,101

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

The following table summarizes Limited Partner redemptions of Series A, Series B and Series C Units during the fourth calendar quarter of 2012:

Series A Units

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2012	2,727.9566	$911.12
November 30, 2012	4,205.1670	$920.65
December 31, 2012	4,554.5220	$931.26

Total	11,487.6456

Series B Units

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2012	586.8590	957.96
November 30, 2012	451.7460	969.39
December 31, 2012	1,168.8210	982.00

Total	2,207.4260

Series C Units

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2012	85.9964	$965.86
November 30, 2012	428.2370	$977.59
December 31, 2012	209.5240	$990.51

Total	723.7574

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

  The Master Fund trades futures and forward contracts, and may trade swap, spot and options contracts, on interest rates, commodities, currencies, metals, energy and stock indices. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In most OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

  The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be higher; (4) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits. The Master Fund controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

The Master Fund’s futures contracts are settled by offset and are cleared by the exchange clearinghouse function. Open futures positions are marked-to-market each trading day and the Master Fund’s trading accounts are debited or credited accordingly. Options on futures contracts are settled either by offset or by exercise. If an option on a future is exercised, the Master Fund is assigned a position in the underlying future which is then settled by offset. The Master Fund’s spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions or payment obligations and by cash payments.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2012, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Critical Accounting Estimates

The Master Fund records its transactions in futures, forward and spot contracts, including related income and expenses, on a trade date basis.  Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Master Fund on the day with respect to which net assets are being determined.  Open spot contracts are recorded at fair value based on current market prices (“spot prices”). Open forward currency contracts are recorded at fair value, based on pricing models that consider the current market prices plus the time value of money (“forward points”) and contractual prices of the underlying financial instruments.  The spot prices and forward points for open forward currency contracts are generally based on the 3:00 P.M. New York time prices provided by widely used quotation service providers on the day with respect to which net assets are being determined.  The forward points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign currency contracts traded by the Partnership may be in between these periods.

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

The General Partner has paid $191,967 of expenses incurred in connection with the organization of the Partnership and the initial offering of the Units. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% of the Partnership’s month-end net asset value (a 0.05% annual rate), such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner. As of December 31, 2012, pursuant to this calculation, $36,987 has been borne by the General Partner and will not be reimbursed by the Partnership.

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

2012

During 2012, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $14,869,380 from trading operations (including foreign exchange transactions and translations). Management fees of $4,581,555, brokerage commissions of $796,960, selling commissions and platform fees of $3,389,251, administrative and operating expenses of $1,072,589 and custody fees of $51,065 were paid or accrued. Of these expenses, $0 was borne by the General Partner. The Master Fund allocated $0 in Profit Share to the General Partner in respect of the Partnership. Interest income of $318,147 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $24,442,653.

For the year ended December 31, 2012, the Master Fund achieved net realized and unrealized losses of $24,607,160 from trading operations (including foreign exchange transactions and translations).  Management fees of $6,107,782, brokerage commissions of $1,173,331, selling commissions and platform fees of $3,423,339, administrative and operating expenses of $1,430,338 and custody fees of $73,896 were paid or accrued.  Of these expenses, $66,814 were borne by the General Partner or an affiliate.  The Master Fund allocated $249,770 in Profit Share to the General Partner.  Interest income of $475,720 partially offset the Master Fund expenses resulting in a net loss after profit share of $36,523,082.

An analysis of the Master Fund’s trading gain (loss) by sector for the year ended December 31, 2012 is as follows:

Sector	% Gain (Loss)
Currencies	(3.25)%
Energies	(2.29)%
Grains	(0.52)%
Interest rates	3.67%
Livestock	(0.61)%
Metals	(2.83)%
Softs	(0.30)%
Stock indices	0.02%

Total	(6.11)%

The Master Fund posted a loss during the year as uncertainties concerning worldwide growth and inflation, fiscal and monetary policies, and political events restricted the development of sustained, exploitable trends. In this environment, the losses generated from trading currency, energy, metal and agricultural commodity futures overwhelmed the solid gain from trading interest rate futures. Trading of equity futures was flat.

Deleveraging in the developed world and the transition to a new growth model in the developing world that placed less emphasis on exports and greater emphasis on domestic demand interacted with the banking and sovereign stresses in Europe and fiscal dysfunction in the United States to weigh on worldwide economic activity. Important elections throughout the year—for example two Greek elections in a month, the French Presidential contest, the vote on the new Chinese leadership and the U.S. Presidential ballot—periodically added to negative pressures. Throughout 2012 these negative influences were resisted by unrelenting policy easing by monetary authorities, particularly in the developed world. The Federal Reserve led the way with Operation Twist, round 3 of quantitative easing, outright open market purchases of long term treasuries and mortgage backed securities, and finally tying policy to the unemployment rate along with the inflation rate. The European Central Bank (“ECB”) went from long term refinancing operations at the start of the year to outright monetary transactions near the year’s end. The Bank of Japan increased their asset purchase program five times and initiated an inflation target, and the Bank of England increased its quantitative easing program twice in 2012. Finally, there were a plethora of easing actions from the central banks of China, Brazil, India and many other Asian and European countries.

In large measure, these monetary efforts were meant to buy time for legislators and fiscal authorities to improve banking regulation and supervision, to rein in debt and deficits with appropriate and effective tax and expenditure programs, and to implement institutional changes to improve competitiveness. And while it was excruciatingly slow, there was progress. On June 29, European Union (“EU”) leaders announced an agreement to moderate conditions on emergency loans to Spanish banks, ease borrowing costs for Spain and Italy, move toward direct recapitalization of European banks with bailout funds, discuss a full EU banking union with ECB supervision (which was further advanced in December), advance the fiscal union discussion and discuss a €120 billion fund to promote growth. On July 26, ECB President Draghi vowed to do “…whatever it takes…” to preserve the euro. Importantly, Europe’s most troubled countries were implementing pension and welfare reforms, improving the functioning of labor markets, and strengthening revenue collection and spending controls. In the U.S., the fiscal cliff was avoided with a last minute deal.

Consequently, as the second half of 2012 progressed, the growth outlook brightened, albeit marginally. Improved housing statistics, a potential shale oil growth dividend, and stability in the American employment picture underpinned global investor sentiment. Chinese growth appeared to have bottomed in the third quarter, and emerging markets in general were steady to improving. Still, Europe was in recession and Japan was foundering.

Given this generally uncertain, easy money, low growth, low inflation, environment it is no surprise that long positions in German, French, Italian, and Japanese notes and bonds were profitable. Long positions in short term German and British instruments were also profitable. Meanwhile, trading of U.S., Australian, and Canadian interest rate futures was marginally positive as losses in the first quarter and again late in the year, when rates rebounded with improving economic activity, substantially reduced profits from the spring and summer.

Equity futures trading was flat as long positions produced gains in the last half of the year that offset the losses sustained from equity trading in the first six months. These profits likely reflected some improvement in the economic outlook as well as massive central bank liquidity injections. Long positions in South African, Turkish, Thai, French, Spanish, and U.S. indices showed gains, as did trading of the VIX. On the other hand, trading of Japanese, Chinese, Taiwanese, Korean, Indian and Canadian equity futures produced losses.

A short Arabica coffee trade was very profitable as supplies were boosted by a bumper Brazilian crop. Short cotton and crude palm oil trades were profitable during the first half when worldwide growth was weak. Meanwhile, trading of cocoa, sugar and Robusta coffee were unprofitable, more than offsetting the gains.

In a changeable “Risk On/Risk Off” environment, currency trading was volatile and unprofitable. Trading the U.S. dollar versus a variety of high yield, emerging market and safe haven currencies was broadly unprofitable. On the other hand, short yen positions relative to the U.S. and Australian dollars during the fourth quarter benefitted from official efforts designed to weaken the yen to promote growth. A long Korean won trade during that same time frame was also quite profitable. Short Swiss franc positions versus Norway and New Zealand were profitable. Short euro trades versus the Norwegian, Turkish and New Zealand currencies were profitable, while trading the euro against South Africa, Hungary and the Czech Republic produced losses as did sterling/Aussie trading.

Metal prices were volatile in 2012. Generally speaking, long gold and silver trades were unprofitable, while trading industrial metals predominantly from the short side proved a losing proposition. Trading of crude oil, heating oil, London gas oil, and RBOB gasoline was quite unprofitable as economic uncertainty and Middle East ructions blocked the development of sustained trends. Trading of U.S. natural gas, on the other hand, was profitable in the wake of the shale boom in North America.

Grain trading was unprofitable as prices declined initially on good crop prospects, spiked in early summer as drought took hold and plunged thereafter as demand weakened. Thus trading of corn, wheat, and soybean oil was unprofitable. A long soybean meal position was profitable. Livestock trading resulted in small losses too.

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

Market participants were buffeted by a dizzying array of economic growth, economic policy, political and natural disaster-related factors. There were floods in Australia, an earthquake, tsunami and nuclear disaster in Japan, earthquakes in New Zealand and floods in Thailand. Then there were the usual extreme wet and dry weather events that occurred throughout the world as well. On the fiscal front, policy paralysis and a lack of courage kept the U.S. and Europe from dealing in a definitive way with debt and deficit crises that led to ratings downgrades for many countries, endangered the worldwide banking system and led to volatile changes of governments in Greece, Italy and Spain. Throughout 2011, there were periodic developed countries’ monetary policy moves to prop up sagging confidence and prod weakening growth. Persistently low official interest rates and quantitative easing by the Federal Reserve, Bank of England, and the ECB — especially with its late in the year injection of long term lending to banks — aimed to counter despair with some hope. Also, in late November, six central banks, orchestrated by the Federal Reserve, reduced the cost of dollar funding for commercial banks worldwide after the rating’s agencies announced downgrades for many of the largest global banks. By August, even emerging market central banks, including China, Brazil, India and Indonesia, that had been maintaining relatively tight monetary policies in order to contain inflation, began to ease as slowing growth become a bigger worry. Indeed, during the final four months of the year, downward growth revisions peppered the market regularly as the International Monetary Fund, World Bank, Organization for Economic Co-operation and Development, ECB, European Commission, Bank of England, Federal Reserve, Bank of Japan and numerous private financial institutions lowered their GDP forecasts. Exchange rate policy was also far from steady in 2011. Many countries from Switzerland and Japan to Brazil and Chile enacted policies designed to counter and reverse the upward pressure on their currencies that threatened their export industries. Finally from the Middle East, the Arab Spring, Iranian intransigence on seeking nuclear power and the U.S. exit from Iraq added to uncertainty, particularly in the energy sector, prompting the International Energy Agency to release 60 million barrels of oil from strategic reserves in July.

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

Contractual Obligations

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business, through its investment in the Master Fund, is trading futures and forward currency and spot contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities.   The Partnership’s Financial Statements, included as Exhibit 13.1 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Master Fund’s open future and forward currency contracts, both long and short, at December 31, 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.   Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2012 and 2011, as required by this item, is included as Exhibit 13.1 to this report.  Supplementary data is not required.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

The General Partner, with the participation of the General Partner’s principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Annual Report on Internal Control over Financial Reporting

    The General Partner is responsible for establishing and maintaining adequate internal control over the Partnership’s financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended (the “Exchange Act”), as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The General Partner’s internal control over financial reporting includes those policies and procedures that:

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

      The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2012, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a, b) Identification of Directors and Executive Officers

The Partnership has no directors or executive officers. The Partnership is controlled and managed by the General Partner.

The General Partner is a Delaware corporation operating in Greenwich, Connecticut, organized in May 1982 to manage discretionary accounts primarily in futures and forward markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

The principals and senior officers of the General Partner as of December 31, 2012 are as follows:

Harvey Beker, age 59. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the General Partner and Chief Executive Officer and Chairman of The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners. During his tenure at the General Partner (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person of the General Partner effective November 25, 1986. Additionally, he became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective February 8, 1984 and May 23, 1989, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn International, LLC (“Millburn International”) since its inception.

Gregg R. Buckbinder, age 54. Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the General Partner and The Millburn Corporation. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of Millburn International since its inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

George E. Crapple, age 68. Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the General Partner and served in the same capacities at The Millburn Corporation through May 31, 2011, and serves as a member of the General Partner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the General Partner in June 1976 and joined the General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association (“MFA”), a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association. Mr. Crapple has also served as Co-Chairman of Millburn International since its inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 43. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner and The Millburn Corporation. Prior to joining the General Partner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 - January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 - September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), former Chairman of the hedge fund industry group MFA, CPO/CTA Advisory Committee (November 2006 to June 2010) and is currently Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (since June 2010), a member of the Editorial Board of the Journal of Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and a faculty member of the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of Millburn International since its inception. Mr. Felsenthal became listed as a Principal of the General Partner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 65. Mr. Fitzsimmons is a Senior Vice-President of the General Partner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities include both business development and investment strategy. He joined the General Partner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person of the General Partner effective July 2, 1993, and April 15, 2009, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 until December 31, 2011 and October 12, 1992 until December 31, 2011, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 55. Mr. Goodman is Executive Vice-President and Executive Director of Trading for the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. As Executive Vice President, Mr. Goodman also plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of Millburn International since its inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He also became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective June 20, 1995 and April 5, 1989, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Dennis B. Newton, age 61. Mr. Newton is a Senior Vice-President of the General Partner and served in the same capacity at The Millburn Corporation through July 1, 2011. His primary responsibilities are in administration and business development. Prior to joining the General Partner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc. (“Phoenix”), from March 1990 to June 1991. Mr. Newton was listed as a Principal of Phoenix Asset Management, Inc. and Phoenix beginning in June 1990 and April 1990, respectively, and, although he left the firms in August 1991 and June 1991, respectively, his registration as a Principal was not withdrawn until January 1992 and November 1992, respectively. Mr. Newton was registered as an Associated Person of Phoenix from May 1990 until June 1991 and of Phoenix Asset Management, Inc. from May 1990 until January 1992 (although he left the firm prior to that date, in August 1991). Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with the brokerage firm of Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc. Until March 1990, he was registered as an Associated Person with Prudential Equity Group LLC (beginning in October 1987), and was listed as a Principal of the commodity pool operator Seaport Futures Management, Inc. (“Seaport”) (beginning in January 1989) and Prudential Securities Futures Management, Inc. (beginning in June 1989). Mr. Newton was a Director of Seaport, and his responsibilities at Seaport, Prudential-Bache, Prudential Securities Futures Management, Inc. and Prudential Equity Group LLC included the organization and marketing of public commodity pools. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading. Mr. Newton was registered as an Associated Person (March 1981 - October 1987) of Heinold Commodities Inc. Mr. Newton was registered as an Associated Person of Heinold beginning in January 1986 and was listed as a Principal of Heinold beginning in February 1986. Although Mr. Newton left Heinold in October 1987, his registration as an Associated Person and his listing as a Principal were not withdrawn until November 1987. Mr. Newton joined the General Partner as an Associated Person in May 1991, and then joined the General Partner and its affiliates on a full-time basis in September 1991. Mr. Newton became listed as a Principal and registered as an Associated Person, branch office manager and Swap Associated Person of the General Partner effective May 14, 1997, May 30, 1991, December 16, 1991 and December 26, 2012, respectively. He also became listed as Principal of The Millburn Corporation effective May 5, 2004 until July 1, 2011.

Grant N. Smith, age 61. Mr. Smith is Executive Vice-President and Director of Research of the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time. Mr. Smith has also served as a Director of Millburn International since its inception, where he, along with the other Directors of Millburn International, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person of the General Partner, effective December 19, 1991 and April 15, 2009, respectively. He became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective June 20, 1995 and May 21, 1992, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Tod A. Tanis, age 58. Mr. Tanis is a Vice President and Principal Accounting Officer of the General Partner and The Millburn Corporation. He is responsible for overseeing operations and accounting for the firm’s commodity pools. He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the General Partner and The Millburn Corporation in May 1983. Prior to joining the General Partner and its affiliates, he was with the brokerage firm of E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979. As a Supervisor at E.F. Hutton, he was responsible for supervising internal and external reporting for the futures division. In December of 1982, he was promoted to Manager and continued his role in supervising internal and external reporting. Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with the brokerage firm of Merrill Lynch & Company from September 1976 to May 1978. Mr. Tanis became listed as a Principal of the General Partner and The Millburn Corporation effective July 14, 2004.

None of the individuals listed above currently serves as a director of a public company.

(c) Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a, b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)  Promoters and Control Persons

The General Partner, as the organizer of the Partnership, is a promoter within the meaning of 1(i) of the definition of “promoter” set forth in Regulation 12b-2 of the Exchange Act.  The General Partner has not received, and is not entitled to receive, anything of value from the Partnership in connection therewith other than reimbursement of up to $160,980 in connection with the organization of the Partnership and the initial offering of the Units.

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

(b)   Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership is required to invest all its assets in the Master Fund. The General Partner has discretionary authority over the Master Fund’s trading. As of December 31, 2012, the General Partner’s interest was valued at $3,228,323, which constituted 1.41% of the Partnership’s capital as of December 31, 2012.

As of December 31, 2012, no directors or executive officers of the General Partner own beneficially Units in the Partnership.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid to the General Partner $4,581,555 in management fees, $166,778 in administration fees and $0 in profit share for the year ended December 31, 2012.  The General Partner’s capital interest was allocated net loss of $235,492 for the year ended December 31, 2012.  The Partnership paid to the General Partner $3,643,500 in management fees, $183,254 in administration fees and $2,595 in profit share for the year ended December 31, 2011.  The General Partner’s capital interest was allocated net income of $16,254 for the year ended December 31, 2011. The General Partner has advanced expenses incurred in connection with the organization of the Partnership and the initial offering of the Units.  The total amount paid by the General Partner was $191,967.  The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199, beginning August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% of the Partnership’s month-end net asset value (a 0.05% annual rate), such excess will not be reimbursed to, but will be borne by, the General Partner. As of December 31, 2012, pursuant to these calculations, $36,987 has been borne by the General Partner and will not be reimbursed by the Partnership.  For each of the two years ended December 31, 2012 and 2011, such costs incurred were $38,388.

Item 14.   Principal Accountant Fees and Services

(1)          Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2012 and 2011 were approximately $40,000 and $33,500, respectively.

(2)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(3)          All Other Fees

There were no other fees for the years ended December 31, 2012 and 2011.

(4)          Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2012 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.1.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.1	2012 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

100.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2013.

MILLBURN MULTI-MARKETS FUND L.P.

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chief Executive	March 29, 2013
Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 29, 2013
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 29, 2013
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 29, 2013
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13. 1	2012 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

100.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

