Form 10-Q
period 2013-03-31
Millburn Multi-Markets Fund L.P.
filed 2013-05-14
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2013

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
For the three months ended March 31, 2013 and 2012 (unaudited)

Statements of Financial Condition (a)	3
Statements of Operations (b)	4
Statements of Changes in Partners' Capital (b)	5
Statements of Financial Highlights (b)	6
Notes to Financial Statements	8

(a) At March 31, 2013 and December 31, 2012 (unaudited)

(b) For the three months ended March 31, 2013 and 2012 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	March 31,	December 31,
	2013	2012
ASSETS
Investment in Millburn Multi-Markets Trading L.P. (the "Master Fund")	$199,887,747	$228,943,314
Due from the Master Fund	2,446,759	5,596,779
Cash	196,842	1,516,001
TOTAL	$202,531,348	$236,056,094

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$195,321	$1,513,559
Capital withdrawal payable	2,446,759	5,596,779
Due to the Master Fund	1,521	2,442
Total liabilities	2,643,601	7,112,780

PARTNERS' CAPITAL:
General Partner	3,311,578	3,228,323

Limited Partners:
Series A (182,012.2178 and 181,345.3268 units outstanding)	172,142,712	168,880,502
Series B (18,274.2023 and 20,671.4907 units outstanding)	18,304,695	20,299,372
Series C (6,062.1842 and 36,885.1442 units outstanding)	6,128,762	36,535,117
Total limited partners	196,576,169	225,714,991
Total partners' capital	199,887,747	228,943,314

TOTAL	$202,531,348	$236,056,094

NET ASSET VALUE PER UNIT OUTSTANDING
Series A	$945.78	$931.26
Series B	$1,001.67	$982.00
Series C	$1,010.98	$990.51

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31,	March 31,
	2013	2012
NET INVESTMENT LOSS ALLOCATED FROM THE MASTER FUND
INCOME — Interest income	$90,933	$79,312

Expenses:
Management fees	1,048,028	1,153,034
Brokerage commissions	263,049	159,315
Selling commissions and platform fees	874,965	839,484
Administrative and operating expenses	275,833	302,103
Custody fee and other expenses	10,440	12,552
Total expenses	2,472,315	2,466,488

Net investment loss allocated from the Master Fund	(2,381,382)	(2,387,176)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,799,115	(9,514,077)
Foreign exchange translation	(32,440)	(35,754)
Net change in unrealized:
Futures and forward currency contracts	(1,420,738)	(7,095,650)
Foreign exchange translation	(48,046)	(1,773)
Net gains (losses) from U.S. Treasury notes:
Realized	4,922	(3,206)
Net change in unrealized	10,204	(57,408)

Total net realized and unrealized gains (losses) allocated from the Master Fund	6,313,017	(16,707,868)

NET INCOME (LOSS)	$3,931,635	$(19,095,044)

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2013 and 2012

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2012	$3,228,323	$168,880,502	181,345.3268	$20,299,372	20,671.4907	$36,535,117	36,885.1442	$228,943,314

Capital contributions	-	7,828,959	8,349.2316	478,000	482.0706	172,061	172.9588	8,479,020
Capital withdrawals	-	(7,242,831)	(7,682.3406)	(2,874,417)	(2,879.3590)	(31,348,974)	(30,995.9188)	(41,466,222)
Net income	83,255	2,676,082	-	401,740	-	770,558	-	3,931,635
PARTNERS' CAPITAL — March 31, 2013	$3,311,578	$172,142,712	182,012.2178	$18,304,695	18,274.2023	$6,128,762	6,062.1842	$199,887,747

Net Asset Value per Unit at March 31, 2013			$945.78		$1,001.67		$1,010.98

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2011	$3,463,815	$166,336,096	159,942.5316	$22,643,903	21,012.8097	$43,576,009	40,189.9735	$236,019,823

Capital contributions	-	12,898,335	12,727.3098	2,906,745	2,758.9000	808,398	771.8200	16,613,478
Capital withdrawals	-	(3,983,105)	(4,075.1998)	(910,911)	(904.0500)	(332,459)	(319.2700)	(5,226,475)
Net loss	(241,258)	(13,753,105)	-	(1,842,079)	-	(3,258,602)	-	(19,095,044)
PARTNERS' CAPITAL — March 31, 2012	$3,222,557	$161,498,221	168,594.6416	$22,797,658	22,867.6597	$40,793,346	40,642.5235	$228,311,782

Net Asset Value per Unit at March 31, 2012			$957.91		$996.94		$1,003.71

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2013

The following information presents per unit operating performance data for each series for the three months ended March 31, 2013.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$931.26	$982.00	$990.51

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(11.50)	(7.78)	(6.98)
Total trading and investing gains (1)	26.02	27.45	27.45

Net income before profit share allocation from the Master Fund	14.52	19.67	20.47

Profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00

Net income from operations after profit share allocation from the Master Fund	14.52	19.67	20.47

NET ASSET VALUE PER UNIT — End of period	$945.78	$1,001.67	$1,010.98

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	1.56%	2.00%	2.07%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	1.56%	2.00%	2.07%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	5.05%	3.29%	2.98%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00

Total expenses	5.05%	3.29%	2.98%

Net investment loss (3) (4) (5)	(4.88)%	(3.12)%	(2.82)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at March 31, 2013 and December 31, 2012 and the results of its operations for the three months ended March 31, 2013 and 2012 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2012 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

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

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2009 through 2012, for the U.S. Federal jurisdiction, the New York, Connecticut and Delaware state jurisdictions, and the New York City jurisdiction, there are no uncertain tax positions. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for the fiscal year 2012.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2013 and December 31, 2012 was 66.22% and 68.43%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets. The Partnership is allocated its pro rata portion of the administration fee which is charged at the Master Fund level. As of March 31, 2013 and December 31, 2012, $55,915 and $15,997, respectively, was payable by the Master Fund to the General Partner and is included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the units of limited partnership (“Units”). The total amount paid by the General Partner was $191,967. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner. As of March 31, 2013, pursuant to this calculation, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership. For each of the three months ended March 31, 2013 and 2012, the costs incurred by the Partnership were $9,597. Organization and initial offering costs are included in “administrative and operating expenses” in the Master Fund’s Statements of Operations. Accordingly, as of March 31, 2013 and December 31, 2012, $19,194 and $9,597, were payable by the Master Fund to the General Partner as reimbursement for such costs and are included in “accrued expenses” in the Master Fund’s Statement of Financial Condition.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At March 31, 2013 and December 31, 2012, $478 and $2,510 were owed to the General Partner, respectively.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the quarter. Weighted average number of units of each series is detailed below.

	Three months ending March 31,
	2013	2012
Series A	182,971.352	167,836.058
Series B	19,543.610	22,840.188
Series C	17,088.569	40,490.795

Millburn Multi-Markets Trading L.P.
Financial statements
For the three months ended March 31, 2013 and 2012 (unaudited)

Statements of Financial Condition (a)	11
Condensed Schedules of Investments (a)	12
Statements of Operations (b)	16
Statements of Changes in Partners' Capital (b)	17
Statements of Financial Highlights (b)	18
Notes to Financial Statements	20

(a) At March 31, 2013 and December 31, 2012 (unaudited)

(b) For the three months ended March 31, 2013 and 2012 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2013	2012
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes–at fair value (amortized cost $52,082,359 and $57,790,260)	$52,103,870	$57,802,756
Net unrealized appreciation on open futures and forward currency contracts	3,607,669	4,087,228
Due from brokers	11,032,934	5,627,293
Cash denominated in foreign currencies (cost $3,271,066 and $4,037,140)	3,216,652	4,058,372
Total equity in trading accounts	69,961,125	71,575,649

INVESTMENTS IN U.S. TREASURY NOTES–at fair value (amortized cost $225,132,430 and $252,630,704)	225,193,793	252,687,230
CASH AND CASH EQUIVALENTS	15,784,985	17,495,371
ACCRUED INTEREST RECEIVABLE	686,068	1,702,482
DUE FROM MILLBURN MULTI-MARKETS LTD.	2,385	150
DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	1,521	2,442
TOTAL	$311,629,877	$343,463,324

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$2,842,454	$829,940
Cash denominated in foreign currencies (cost -$371,376 and -$527,192)	370,203	531,601
Capital contributions received in advance	-	88,061
Capital withdrawals payable	5,001,608	6,313,976
Management fee payable	414,597	458,893
Selling commissions payable	297,760	296,630
Accrued expenses	562,982	206,798
Due to broker	-	96,357
Commissions and other trading fees on open futures contracts	58,488	74,020
Due to General Partner	478	2,510
Other liabilities	208,960	-
Total liabilities	9,757,530	8,898,786

PARTNERS' CAPITAL	301,872,347	334,564,538

TOTAL	$311,629,877	$343,463,324

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2013

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.34%	$1,038,485
Grains	(0.15)	(442,263)
Interest rates:
2 Year U.S. Treasury Note (1,800 contracts, settlement date June 2013)	0.02	66,111
5 Year U.S. Treasury Note (1,062 contracts, settlement date June 2013)	0.05	152,008
10 Year U.S. Treasury Note (454 contracts, settlement date June 2013)	0.04	130,313
30 Year U.S. Treasury Bond (20 contracts, settlement date June 2013)	(0.00)	(2,500)
Other interest rates	0.63	1,882,881
Total interest rates	0.74	2,228,813

Livestock	0.01	41,680
Metals	(0.48)	(1,459,056)
Softs	0.09	270,660
Stock indices	(0.32)	(979,847)
Total long futures contracts	0.23	698,472

Short futures contracts:
Energies	(0.27)	(826,454)
Grains	0.38	1,139,536
Interest rates	(0.08)	(236,947)
Livestock	(0.11)	(315,670)
Metals	0.53	1,608,713
Softs	0.13	379,469
Stock indices	0.08	249,560
Total short futures contracts	0.66	1,998,207
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	0.89	2,696,679

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.53)	(1,585,421)
Total short forward currency contracts	(0.11)	(346,043)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	(0.64)	(1,931,464)

TOTAL	0.25%	$765,215

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2013

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$106,700,000	U.S. Treasury notes, 3.375%, 07/31/2013	35.73%	$107,867,031
76,700,000	U.S. Treasury notes, 0.125%, 09/30/2013	25.41	76,705,992
27,240,000	U.S. Treasury notes, 0.500%, 11/15/2013	9.05	27,304,376
64,750,000	U.S. Treasury notes, 0.125%, 03/15/2014	21.67	65,420,264
	Total investments in U.S. Treasury notes (amortized cost $277,214,789)	91.86%	$277,297,663

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2012

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.42%	$1,402,416
Grains	(0.30)	(996,610)
Interest rates:
2 Year U.S. Treasury Note (2,580 contracts, settlement date March 2013)	0.03	110,717
5 Year U.S. Treasury Note (1,008 contracts, settlement date March 2013)	0.01	17,273
10 Year U.S. Treasury Note (480 contracts, settlement date March 2013)	(0.03)	(99,844)
30 Year U.S. Treasury Bond (165 contracts, settlement date March 2013)	(0.01)	(30,375)
Other interest rates	0.39	1,306,819
Total interest rates	0.39	1,304,590

Livestock	(0.04)	(149,420)
Metals	0.09	293,489
Softs	0.01	26,112
Stock indices	0.54	1,829,181
Total long futures contracts	1.11	3,709,758

Short futures contracts:
Energies	(0.51)	(1,699,188)
Grains	0.22	720,496
Interest rates	0.00	2,288
Livestock	(0.00)	(7,380)
Metals	(0.24)	(816,189)
Softs	0.05	177,792
Stock indices	(0.03)	(86,840)
Total short futures contracts	(0.51)	(1,709,021)

TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	0.60	2,000,737

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.05)	(153,212)
Total short forward currency contracts	0.42	1,409,763

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	0.37	1,256,551

TOTAL	0.97%	$3,257,288

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2012

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$67,740,000	U.S. Treasury notes, 0.625%, 02/28/2013	20.27%	$67,800,860
106,700,000	U.S. Treasury notes, 3.375%, 07/31/2013	32.49	108,696,457
106,700,000	U.S. Treasury notes, 0.125%, 09/30/2013	31.88	106,674,992
27,240,000	U.S. Treasury notes, 0.500%, 11/15/2013	8.16	27,317,677
	Total investments in U.S. Treasury notes (amortized cost $310,420,964)	92.80%	$310,489,986

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2013	2012
INVESTMENT INCOME:
Interest income	$136,417	$134,669

EXPENSES:
Brokerage commissions	395,983	269,964
Management fees	1,298,323	1,787,284
Selling commissions and platform fees	885,973	839,484
Administrative and operating expenses	357,056	404,038
Custody fees and other expenses	15,265	21,521
Total expenses	2,952,600	3,322,291

NET INVESTMENT LOSS	(2,816,183)	(3,187,622)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	11,834,568	(16,074,518)
Foreign exchange translation	(50,543)	(58,663)
Net change in unrealized:
Futures and forward currency contracts	(2,492,073)	(12,128,488)
Foreign exchange translation	(70,064)	(1,590)
Net gains (losses) from U.S. Treasury notes
Realized	7,516	(5,370)
Net change in unrealized	13,852	(97,029)

TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	9,243,256	(28,365,658)

NET INCOME (LOSS)	6,427,073	(31,553,280)
LESS PROFIT SHARE TO GENERAL PARTNER	218,270	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$6,208,803	$(31,553,280)

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2013:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL- January 1, 2013	$332,882,210	$-	$1,682,328	$334,564,538
Contributions	9,105,190	-	-	9,105,190
Withdrawals	(48,015,494)	-	-	(48,015,494)
Net income	6,382,462	68	44,543	6,427,073
General Partner’s allocation – profit share	(218,270)	9,310	-	(208,960)
PARTNERS' CAPITAL- March 31, 2013	$300,136,098	$9,378	$1,726,871	$301,872,347

For the three months ended March 31, 2012:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL- January 1, 2012	$407,700,313	$-	$1,801,044	$409,501,357
Contributions	17,003,479	-	-	17,003,479
Withdrawals	(21,320,655)	-	-	(21,320,655)
Net loss	(31,428,952)	-	(124,328)	(31,553,280)
PARTNERS' CAPITAL- March 31, 2012	$371,954,185	$-	$1,676,716	$373,630,901

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31 2013	March 31 2012

Total return before General Partner profit share allocation (3)	2.14%	(7.37)%

Less: General Partner profit share allocation (3)	0.00	0.00

Total return after General Partner profit share allocation (3)	2.14%	(7.37)%

Ratios to average net asset value:
Expenses (1) (4)	2.76%	2.48%
General Partner profit share allocation (3)	0.00	0.00

Total expenses (1)	2.76%	2.48%

Net investment loss (1) (2) (4)	(2.60)%	(2.36)%

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

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended
	March 31	March 31
	2013	2012

Total return before General Partner profit share allocation (3)	1.90%	(7.54)%

Less: General Partner profit share allocation (3)	0.07	0.00

Total return after General Partner profit share allocation (3)	1.83%	(7.54)%

Ratios to average net asset value:
Expenses (1) (4)	3.72%	3.28%
General Partner profit share allocation (3)	0.07	0.00

Total expenses (1)	3.79%	3.28%

Net investment loss (1) (2) (4)	(3.56)%	(3.16)%

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

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership, Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”) and Millburn Multi-Markets Low Vol SPC, a Cayman Islands Segregated Portfolio Company (the “Cayman SPC Feeder”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2013 (unaudited) and December 31, 2012 and the results of its operations for the three months ended March 31, 2013 and 2012 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2012 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

The Master Fund enters into contracts with various financial institutions that contain a variety of indemnifications. The Master Fund's maximum exposure under these arrangements is unknown. However, the Master Fund has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Master Fund recognize in its financial statements the impact of any uncertain tax position. Based on a review of the Master Fund’s open tax years, 2009 through 2012, for the U.S. Federal jurisdiction, the New York, Connecticut and Delaware State jurisdictions, and the New York City jurisdiction, there are no uncertain tax positions. The Master Fund is treated as a limited partnership for federal and state income tax reporting purposes.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund, and the Cayman SPC Feeder invests approximately two-thirds of its assets in the Master Fund. At March 31, 2013 and December 31, 2012, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Partnership.

	March 31,	December 31,
	2013	2012
Partnership	66.22%	68.43%
Cayman Feeder	3.75%	3.32%
Cayman SPC Feeder	17.24%	16.26%

Total	87.21%	88.01%

The capital withdrawals payable at March 31, 2013 and December 31, 2012 were $5,001,608 and $6,313,976, respectively, detailed below. There were no redemptions payable to the Cayman Feeder at March 31, 2013 or December 31, 2012.

	March 31,	December 31,
	2013	2012
Direct investors (1)	$2,400,000	$719,707
Partnership (2)	2,446,281	5,594,269
Cayman SPC Feeder	155,327	-

Total	$5,001,608	$6,313,976

(1) Includes General Partner redemptions at December 31, 2012 of $249,786

(2) Net of redemption penalty payable at March 31, 2013 and December 31, 2012 of $478 and $2,510, respectively

The Master Fund bears expenses, including, but not limited to, periodic legal, accounting and filing fees, up to an amount equal to 1/4 of 1% per annum of average net assets of the Master Fund (the “Expense Cap”). Amounts subject to the Expense Cap include expenses incurred at the Master Fund and Cayman Feeder level and the Administration Fee due to the General Partner, as general partner of the Master Fund. The General Partner bears any excess over such amounts.

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

Spot currency contracts are valued based on current market prices (“Spot Price”). Forward currency contracts are valued based on pricing models that consider the Spot Price plus the financing cost or benefit (“Forward Point”). Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Master Fund may be in between these periods. The General Partner’s policy to determine fair value for forward currency contracts involves first calculating the number of months from the date the forward currency contract is being valued to its maturity date (“Months to Maturity”), then identifying the forward currency contracts for the two forward months that are closest to the Months to Maturity (“Forward Month Contracts”). Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

During the three months ended March 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of March 31, 2013 and December 31, 2012 in valuing the Master Fund’s investments at fair value. At March 31, 2013 and December 31, 2012, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2013

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$277,297,663	$-	$277,297,663

Exchange-traded futures contracts
Energies	212,031	-	212,031
Grains	697,273	-	697,273
Interest rates	1,991,866	-	1,991,866
Livestock	(273,990)	-	(273,990)
Metals	149,657	-	149,657
Softs	650,129	-	650,129
Stock indices	(730,287)	-	(730,287)
Total exchange-traded futures contracts	2,696,679	-	2,696,679

Over-the-counter forward currency contracts	-	(1,931,464)	(1,931,464)

Total futures and forward currency contracts (2)	2,696,679	(1,931,464)	765,215

Total financial assets and liabilities at fair value	$279,994,342	$(1,931,464)	$278,062,878

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$52,103,870
Investments in U.S. Treasury notes held in custody			225,193,793
Total investments in U.S. Treasury notes			$277,297,663

(2)
Net unrealized appreciation on futures and forward currency contracts			$3,607,669
Net unrealized depreciation on futures and forward currency contracts			(2,842,454)
Total unrealized appreciation on futures and forward currency contracts			$765,215

Financial assets and liabilities at fair value as of December 31, 2012

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$310,489,986	$-	$310,489,986

Exchange-traded futures contracts
Energies	(296,772)	-	(296,772)
Grains	(276,114)	-	(276,114)
Interest rates	1,306,878	-	1,306,878
Livestock	(156,800)	-	(156,800)
Metals	(522,700)	-	(522,700)
Softs	203,904	-	203,904
Stock indices	1,742,341	-	1,742,341
Total exchange-traded futures contracts	2,000,737	-	2,000,737

Over-the-counter forward currency contracts	-	1,256,551	1,256,551

Total futures and forward currency contracts (2)	2,000,737	1,256,551	3,257,288

Total financial assets and liabilities at fair value	$312,490,723	$1,256,551	$313,747,274

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$57,802,756
Investments in U.S. Treasury notes held in custody			252,687,230
Total investments in U.S. Treasury notes			$310,489,986

(2)
Net unrealized appreciation on futures and forward currency contracts			$4,087,228
Net unrealized depreciation on futures and forward currency contracts			(829,940)
Total unrealized appreciation on futures and forward currency contracts			$3,257,288

4. DERIVATIVE INSTRUMENTS

The Derivatives and Hedging topic of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an agreement similar to a master netting agreement. The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2013 and December 31, 2012.

Offsetting of derivative assets and liabilities at March 31, 2013
Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty B	$2,839,884	$(1,530,074)	$1,309,810
Counterparty C	3,484,319	(1,386,523)	2,097,796
Counterparty D	1,219,845	(1,056,438)	163,407
Total futures contracts	7,544,048	(3,973,035)	3,571,013

Forward currency contracts
Counterparty G	55,584	(18,928)	36,656

Total assets	$7,599,632	$(3,991,963)	$3,607,669

Liabilities	Gross amounts offset in the Statements of Financial Condition	Gross amounts of recognized liabilities	Net amounts of liabilities presented in the Statements of Financial Condition
Futures contracts
Counterparty A	$828,651	$(1,360,441)	$(531,790)
Counterparty E	850,841	(1,193,385)	(342,544)
Total futures contracts	1,679,492	(2,553,826)	(874,334)

Forward currency contracts
Counterparty F	488,128	(857,401)	(369,273)
Counterparty H	2,011,972	(3,610,819)	(1,598,847)
Total forward currency contracts	2,500,100	(4,468,220)	(1,968,120)

Total liabilities	$4,179,592	$(7,022,046)	$(2,842,454)

Offsetting of derivative assets and liabilities at December 31, 2012
Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty A	$711,097	$(379,852)	$331,245
Counterparty B	3,544,066	(2,246,978)	1,297,088
Counterparty D	1,382,796	(424,990)	957,806
Total futures contracts	5,637,959	(3,051,820)	2,586,139

Forward currency contracts
Counterparty F	2,097,368	(596,279)	1,501,089

Total assets	$7,735,327	$(3,648,099)	$4,087,228

Liabilities	Gross amounts offset in the Statements of Financial Condition	Gross amounts of recognized liabilities	Net amounts of liabilities presented in the Statements of Financial Condition
Futures contracts
Counterparty C	$2,400,831	$(2,695,736)	$(294,905)
Counterparty E	374,986	(665,485)	(290,499)
Total futures contracts	2,775,817	(3,361,221)	(585,404)

Forward currency contracts
Counterparty G	6,174	(17,311)	(11,137)
Counterparty H	6,250,629	(6,484,028)	(233,399)
Total forward currency contracts	6,256,803	(6,501,339)	(244,536)

Total liabilities	$9,032,620	$(9,862,560)	$(829,940)

The Master Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master Fund’s open positions and the liquidity of the markets in which it trades.

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at March 31, 2013, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2013 and December 31, 2012. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2013

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$1,085,441	$(46,956)	$12,080	$(838,534)	$212,031
Grains	28,603	(470,866)	1,198,399	(58,863)	697,273
Interest rates	2,694,979	(466,166)	557	(237,504)	1,991,866
Livestock	41,680	-	800	(316,470)	(273,990)
Metals	50,820	(1,509,876)	1,643,028	(34,315)	149,657
Softs	470,023	(199,363)	677,765	(298,296)	650,129
Stock indices	1,069,805	(2,049,652)	249,560	-	(730,287)
Total futures contracts	5,441,351	(4,742,879)	3,782,189	(1,783,982)	2,696,679

Forward currency contracts	1,326,955	(2,912,376)	1,228,729	(1,574,772)	(1,931,464)

Total futures and forward currency contracts	$6,768,306	$(7,655,255)	$5,010,918	$(3,358,754)	$765,215

Fair value of futures and forward currency contracts at December 31, 2012

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$1,475,418	$(73,002)	$11,630	$(1,710,818)	$(296,772)
Grains	-	(996,610)	720,496	-	(276,114)
Interest rates	2,327,068	(1,022,478)	2,288	-	1,306,878
Livestock	-	(149,420)	-	(7,380)	(156,800)
Metals	506,951	(213,462)	-	(816,189)	(522,700)
Softs	27,532	(1,420)	581,411	(403,619)	203,904
Stock indices	2,089,846	(260,665)	-	(86,840)	1,742,341
Total futures contracts	6,426,815	(2,717,057)	1,315,825	(3,024,846)	2,000,737

Forward currency contracts	3,645,759	(3,798,971)	3,974,478	(2,564,715)	1,256,551

Total futures and forward currency contracts	$10,072,574	$(6,516,028)	$5,290,303	$(5,589,561)	$3,257,288

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2013 and 2012 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2013 and 2012

Sector	Three months ended: March 31, 2013	Three months ended: March 31, 2012
Futures contracts:

Energies	$(942,948)	$4,033,488
Grains	(247,514)	(2,553,494)
Interest rates	(3,702,486)	(8,828,619)
Livestock	(718,950)	(559,160)
Metals	(1,686,965)	(5,316,867)
Softs	1,010,141	(76,790)
Stock indices	14,577,872	(2,400,138)
Total futures contracts	8,289,150	(15,701,580)

Forward currency contracts	1,053,345	(12,501,426)

Total futures and forward currency contracts	$9,342,495	$(28,203,006)

For the three months ended March 31, 2013, the monthly average number of futures contracts bought and sold was 33,705 and 36,290, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,183,000,000. Over the same period in 2012, the monthly average of futures contracts bought and sold was 26,831 and 24,119, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,297,000,000.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”), Morgan Stanley & Co. LLC (“MS”) and Barclays Bank PLC (“BB”). The Master Fund’s concentration of credit risk associated with DB, MS or BB nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, MS and BB. The amount of such credit risk was $22,297,206 and $32,592,105 at March 31, 2013 and December 31, 2012, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2013. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership. There was no profit share earned or accrued for the three months ended March 31, 2012.

Three months ended:
March 31, 2013
Profit share earned	$9,310
Profit share accrued (1)	208,960
Total profit share	$218,270

(1)	Included in “Other liabilities” in the Statements of Financial Condition.

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

The financial instruments traded by the Master Fund contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures, forward and spot contracts or the Master Fund’s satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Master Fund.

Due to the nature of the Master Fund’s business, substantially all its assets are represented by cash, cash equivalents and U.S. government obligations, while the Master Fund maintains its market exposure through open futures, forward and spot contract positions.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through March 31, 2013, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

CRITICAL ACCOUNTING ESTIMATES

The Master Fund records its transactions in futures, forward and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Master Fund on the day with respect to which net assets are being determined. Spot currency contracts are valued based on current market prices (“Spot Price”). Forward currency contracts are valued based on pricing models that consider the Spot Price plus the financing cost or benefit (“Forward Point”). Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Master Fund may be in between these periods. The General Partner’s policy to determine fair value for forward currency contracts involves first calculating the number of months from the date the forward currency contract is being valued to its maturity date (“Months to Maturity”), then identifying the forward currency contracts for the two forward months that are closest to the Months to Maturity (“Forward Month Contracts”). Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements. Based on the nature of the business and operations of the Partnership, the General Partner believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however actual results could differ from these estimates. The estimates used do not provide a range of possible results that would require the exercise of subjective judgment. The General Partner further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the Units. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner. As of March 31, 2013, pursuant to this calculation $36,987 has been borne by the General Partner and will not be reimbursed by the Partnership.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, through its investment in the Master Fund, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Period ended March 31, 2013

Total
Partners'
Capital of the
Month Ending:	Partnership
March 31, 2013	$199,887,747
December 31, 2012	228,943,314

Three Months
Change in Partners' Capital	$(29,055,567)
Percent Change	(12.69)%

THREE MONTHS ENDED MARCH 31, 2013

The decrease in the Partnership’s net assets of $29,055,567 was attributable to withdrawals of $41,466,222 which was partially offset by contributions of $8,479,020 and net income through its investment in the Master Fund of $3,931,635.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2013 decreased $105,006 relative to the corresponding period in 2012. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2013, relative to the corresponding period in 2012.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2013 increased $103,734 relative to the corresponding period in 2012. The increase was due mainly to an increase in the in higher trading volume at the Master Fund, relative to the corresponding period in 2012.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the three months ended March 31, 2013 increased $35,481 relative to the corresponding period in 2012. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the three months ended March 31, 2013, relative to the corresponding period in 2012.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2013 decreased $26,270 relative to the corresponding period in 2012. The decrease was due mainly to a decrease in the Partnership’s net asset value during the three months ended March 31, 2013, relative to the corresponding period in 2012.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2013 increased $11,621 relative to the corresponding period in 2012. This increase was due primarily to an increase in the effective interest rate of U.S. Treasury Notes held by the Partnership through its investment in the Master Fund which was partially offset by a decrease in the Partnership’s net asset value during the three months ended March 31, 2013 relative to the corresponding period in 2012.

For the three months ended March 31, 2013, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $6,313,017 from trading operations (including foreign exchange transactions and translations). Management fees of $1,048,028, brokerage commissions of $263,049, selling commissions and platform fees of $874,965, administrative and operating expenses of $275,833 and custody fees and other expenses of $10,440 were paid or accrued. Interest income of $90,933 partially offset the Master Fund expenses allocated to the Partnership resulting in net income of $3,931,635.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.22%
Energies	(0.33)%
Grains	(0.06)%
Interest rates	(1.01)%
Livestock	(0.23)%
Metals	(0.55)%
Softs	0.32%
Stock indices	4.47%
Trading gain	2.83%

MANAGEMENT DISCUSSION – 2013

Three months ended March 31, 2013

The Partnership, through its investment in the Master Fund, produced a profit during the quarter predominantly due to gains from long stock index positions. There was also a fractional gain from trading soft commodity futures. Currency trading was nearly flat. Trading of interest rate, energy, metal, and agricultural commodity futures generated losses.

During the quarter, market participants were encouraged by an improvement in U.S. economic conditions, by signs that China’s growth was recovering after having bottomed in the third quarter of 2012, by continued monetary ease worldwide, and by evidence that some grudging progress was being made on the banking and fiscal problems that have plagued developed economies in recent years. At times, however, this enthusiasm was dampened by a variety of factors including: ongoing debate about the future direction of monetary policies and quantitative easing; discussion about the efficacy of continued austerity in the developed world; the possible impact of the U.S. sequestration; talk of political scandals in Spain; labor unrest in Greece; the unexpected Italian election results; and the Cypriot crisis.

With U.S. manufacturing, housing and employment data remaining positive, long positions in U.S. equity futures were profitable as was a short position in the VIX index. Long positions in Japanese equity futures were profitable in the wake of the Bank of Japan’s accommodative rhetoric. Long Swedish, German, Dutch, Australian, South African, Singaporean, and Taiwanese equity index trades were also positive. On the other hand, long positions in Italian, Spanish, Chinese, Korean and Hong Kong equity futures produced partially offsetting losses.

Currency trading was mixed and marginally positive for the quarter. Long U.S. and Australian dollar trades against the yen were quite profitable as Japan’s leaders forged ahead with promises of monetary accommodation. A long Australian position relative to British Pound Sterling and long U.S. dollar and Euro trades against the South African rand also posted gains. Finally, short Euro trades versus the currencies of Romania, Sweden and Turkey and short U.S. dollar trades versus the currencies of Chile, Mexico and Israel were profitable. On the other hand, short U.S. dollar trades versus the currencies of the United Kingdom, Canada, Colombia, Korea, Singapore, Norway, Poland, Switzerland and the Euro registered losses and were reduced as were short Euro trades against Norway, Poland, Hungary and the Czech Republic.

In January when growth prospects brightened and risk aversion dissipated, interest rates rose and long positions in German, U.S., Australian, Canadian, British and French note and bond futures—which had been highly profitable for the last two years—produced losses and were reduced. In late February and March, increasing worry increased the purchase of government securities and the long—though reduced—positions produced profits that fell short of earlier losses. For the quarter, a long JGB trade was profitable. On the other hand, trading of German, British, Canadian, Australian and U.S. interest rate futures was unprofitable.

Trading of commodities was fractionally unprofitable. Among soft commodities, short positions in coffee, sugar, and crude palm oil were profitable due to the weight of abundant supplies on price. Also, a long cotton trade produced a gain. Meanwhile, short cocoa and robusta coffee trades posted losses. In grains, the losses from trading corn and the soybean complex outdistanced the gain from a short wheat position. Long cattle and hog positions generated losses and were reversed. Energy prices were volatile during the quarter and the losses from trading crude oil, heating oil and London gas oil were greater than the profits from a long RBOB gasoline position. In metals, the profit from a short aluminum position fell short of the losses from long gold, silver, platinum, zinc, lead and nickel trades.

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

A first quarter rally in equity markets was rather widespread as market participants responded favorably to an apparent improvement in the global economic outlook, particularly in the U.S. and to progress by the European Union toward resolving their sovereign debt crisis. Long positions in U.S. equity futures were profitable, as was a short CBOE VIX trade that also benefitted from rising equity markets. However, short positions in numerous European and Asian equity indices, especially China, Hong Kong, Japan and Germany, produced even bigger losses.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership, through its investment in the Master Fund, may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at March 31, 2013 and December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended March 31, 2013.

	Series A		Series B		Series C
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit
January 31, 2013	(2,704.0813)	$949.62	(1,828.9890)	$1,002.81	(30,051.6921)	$1,011.71
February 28, 2013	(2,884.8325)	934.22	(865.4250)	987.99	(704.0148)	996.97
March 31, 2013	(2,093.4268)	945.78	(184.9450)	1,001.67	(240.2119)	1,010.98

Total	(7,682.3406)		(2,879.3590)		(30,995.9188)

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

Date: May 14, 2013

/s/ Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)

