Form 10-Q
period 2013-06-30
Millburn Multi-Markets Fund L.P.
filed 2013-08-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.
Financial statements
For the three and six months ended June 30, 2013 and 2012 (unaudited)

Statements of Financial Condition (a)	3
Statements of Operations (c)	4
Statements of Changes in Partners' Capital (b)	6
Statements of Financial Highlights (c)	7
Notes to Financial Statements	11

(a) At June 30, 2013 and December 31, 2012 (unaudited)

(b) For the six months ended June 30, 2013 and 2012 (unaudited)

(c) For the three and six months ended June 30, 2013 and 2012 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	June 30,	December 31,
	2013	2012
ASSETS
Investment in Millburn Multi-Markets Trading L.P. (the "Master Fund")	$172,491,457	$228,943,314
Due from the Master Fund	4,080,421	5,596,779
Cash	1,215,201	1,516,001
TOTAL	$177,787,079	$236,056,094

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$1,214,250	$1,513,559
Capital withdrawal payable	4,080,421	5,596,779
Due to the Master Fund	951	2,442
Total liabilities	5,295,622	7,112,780

PARTNERS' CAPITAL:
General Partner	3,035,098	3,228,323

Limited Partners:
Series A (172,635.7532 and 181,345.3268 units outstanding)	148,153,355	168,880,502
Series B (17,293.0196 and 20,671.4907 units outstanding)	15,786,573	20,299,372
Series C (5,983.4257 and 36,885.1442 units outstanding)	5,516,431	36,535,117
Total limited partners	169,456,359	225,714,991
Total partners' capital	172,491,457	228,943,314

TOTAL	$177,787,079	$236,056,094

NET ASSET VALUE PER UNIT OUTSTANDING
Series A	$858.18	$931.26
Series B	$912.89	$982.00
Series C	$921.95	$990.51

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30,	June 30,
	2013	2012
NET INVESTMENT LOSS ALLOCATED FROM THE MASTER FUND
INCOME — Interest income	$85,696	$79,887

Expenses:
Management fees	928,450	1,147,117
Brokerage commissions	291,870	191,844
Selling commissions and platform fees	822,419	839,596
Administrative and operating expenses	245,787	300,598
Custody fee and other expenses	10,243	12,066
Total expenses	2,298,769	2,491,221

Net investment loss allocated from the Master Fund	(2,213,073)	(2,411,334)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(17,658,980)	2,336,129
Foreign exchange translation	(125,768)	(13,104)
Net change in unrealized:
Futures and forward currency contracts	2,049,686	(2,195,749)
Foreign exchange translation	18,709	15,255
Net gains (losses) from U.S. Treasury notes:
Realized	1,748	(879)
Net change in unrealized	(20,892)	45,624

Total net realized and unrealized gains (losses) allocated from the Master Fund	(15,735,497)	187,276

NET LOSS	$(17,948,570)	$(2,224,058)

(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2013	2012
NET INVESTMENT LOSS ALLOCATED FROM THE MASTER FUND
INCOME — Interest income	$176,629	$159,199

Expenses:
Management fees	1,976,478	2,300,151
Brokerage commissions	554,919	351,159
Selling commissions and platform fees	1,697,384	1,679,080
Administrative and operating expenses	521,620	602,701
Custody fee and other expenses	20,683	24,618
Total expenses	4,771,084	4,957,709

Net investment loss allocated from the Master Fund	(4,594,455)	(4,798,510)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized losses on closed positions:
Futures and forward currency contracts	(9,859,865)	(7,177,948)
Foreign exchange translation	(158,208)	(48,858)
Net change in unrealized:
Futures and forward currency contracts	628,948	(9,291,399)
Foreign exchange translation	(29,337)	13,482
Net gains (losses) from U.S. Treasury notes:
Realized	6,670	(4,085)
Net change in unrealized	(10,688)	(11,784)

Total net realized and unrealized losses allocated from the Master Fund	(9,422,480)	(16,520,592)

NET LOSS	$(14,016,935)	$(21,319,102)

See notes to financial statements	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2013 and 2012

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2012	$3,228,323	$168,880,502	181,345.3268	$20,299,372	20,671.4907	$36,535,117	36,885.1442	$228,943,314

Capital contributions	-	11,378,817	12,159.7106	806,000	830.2949	172,061	169.9573	12,356,878
Capital withdrawals	-	(19,240,082)	(20,869.2842)	(4,129,501)	(4,208.7660)	(31,422,217)	(31,071.6758)	(54,791,800)
Net income (loss)	(193,225)	(12,865,882)	-	(1,189,298)	-	231,470	-	(14,016,935)
PARTNERS' CAPITAL — June 30, 2013	$3,035,098	$148,153,355	172,635.7532	$15,786,573	17,293.0196	$5,516,431	5,983.4257	$172,491,457

Net Asset Value per Unit at June 30, 2013			$858.18		$912.89		$921.95

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2011	$3,463,815	$166,336,096	159,942.5316	$22,643,903	21,012.8097	$43,576,009	40,189.9735	$236,019,823

Capital contributions	-	20,467,172	20,541.9061	3,670,720	3,518.1811	1,324,125	1,277.4294	25,462,017
Capital withdrawals	-	(13,014,135)	(13,349.1329)	(1,976,078)	(1,954.1695)	(3,834,372)	(3,734.3698)	(18,824,585)
Net loss	(247,900)	(15,607,916)	-	(2,003,314)	-	(3,459,972)	-	(21,319,102)
PARTNERS' CAPITAL — June 30, 2012	$3,215,915	$158,181,217	167,135.3048	$22,335,231	22,576.8213	$37,605,790	37,733.0331	$221,338,153

Net Asset Value per Unit at June 30, 2012			$946.43		$989.30		$996.63

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2013

The following information presents per unit operating performance data for each series for the three months ended June 30, 2013.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$945.78	$1,001.67	$1,010.98

LOSS ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(11.27)	(7.76)	(7.23)
Total trading and investing losses (1)	(76.33)	(81.02)	(81.80)

Net loss before profit share allocation from the Master Fund	(87.60)	(88.78)	(89.03)

Profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(87.60)	(88.78)	(89.03)

NET ASSET VALUE PER UNIT — End of period	$858.18	$912.89	$921.95

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(9.26)%	(8.86)%	(8.81)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(9.26)%	(8.86)%	(8.81)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	5.18%	3.42%	3.17%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00

Total expenses	5.18%	3.42%	3.17%

Net investment loss (3) (4) (5)	(4.99)%	(3.24)%	(2.98)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

See notes to financial statement

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2013

The following information presents per unit operating performance data for each series for the six months ended June 30, 2013.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$931.26	$982.00	$990.51

LOSS ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(22.77)	(15.54)	(14.21)
Total trading and investing losses (1)	(50.31)	(53.57)	(54.35)

Net loss before profit share allocation from the Master Fund	(73.08)	(69.11)	(68.56)

Profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(73.08)	(69.11)	(68.56)

NET ASSET VALUE PER UNIT — End of period	$858.18	$912.89	$921.95

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(7.85)%	(7.04)%	(6.92)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(7.85)%	(7.04)%	(6.92)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	5.11%	3.35%	3.03%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00

Total expenses	5.11%	3.35%	3.03%

Net investment loss (3) (4) (5)	(4.93)%	(3.18)%	(2.86)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

 See notes to financial statement

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at June 30, 2013 and December 31, 2012 and the results of its operations for the three and six months ended June 30, 2013 and 2012 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2013 and December 31, 2012 was 65.14% and 68.43%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, Millburn Ridgefield Corporation (the “General Partner”) is paid a monthly administration fee for administration services it provides calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets. The Partnership is allocated its pro rata portion of the administration fee which is charged at the Master Fund level. As of June 30, 2013 and December 31, 2012, $30,973 and $15,997, respectively, was payable by the Master Fund to the General Partner and is included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the units of limited partnership (“Units”). The total amount paid by the General Partner was $191,967. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner. As of June 30, 2013, pursuant to this calculation, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership. For each of the three and six months ended June 30, 2013 and 2012, the costs incurred by the Partnership were $9,597 and $19,194, respectively. Organization and initial offering costs are included in “administrative and operating expenses” in the Master Fund’s Statements of Operations. As of June 30, 2013 and December 31, 2012, $9,597, respectively, were payable by the Master Fund to the General Partner as reimbursement for such costs and are included in “accrued expenses” in the Master Fund’s Statement of Financial Condition.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At June 30, 2013 and December 31, 2012, $1,884 and $2,510 were owed to the General Partner, respectively.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ending June 30,		Six months ending June 30,
	2013	2012	2013	2012
Series A	179,233.658	170,654.304	181,092.180	169,245.181
Series B	18,068.524	22,914.653	18,801.992	22,877.421
Series C	6,054.849	39,915.135	11,541.229	40,202.965

Millburn Multi-Markets Trading L.P.
Financial statements
For the three and six months ended June 30, 2013 and 2012 (unaudited)

Statements of Financial Condition (a)	14
Condensed Schedules of Investments (a)	15
Statements of Operations (c)	19
Statements of Changes in Partners' Capital (b)	21
Statements of Financial Highlights (c)	22
Notes to Financial Statements	24

(a) At June 30, 2013 and December 31, 2012 (unaudited)

(b) For the six months ended June 30, 2013 and 2012 (unaudited)

(c) For the three and six months ended June 30, 2013 and 2012 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	June 30	December 31
	2013	2012
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes–at fair value (amortized cost $49,531,331 and $57,790,260)	$49,543,591	$57,802,756
Net unrealized appreciation on open futures and forward currency contracts	4,507,380	4,087,228
Due from brokers	5,072,384	5,627,293
Cash denominated in foreign currencies (cost $2,173,858 and $4,037,140)	2,137,795	4,058,372
Total equity in trading accounts	61,261,150	71,575,649

INVESTMENTS IN U.S. TREASURY NOTES–at fair value (amortized cost $199,883,620 and $252,630,704)	199,922,172	252,687,230
CASH	11,888,459	17,495,371
ACCRUED INTEREST RECEIVABLE	1,405,272	1,702,482
DUE FROM MILLBURN MULTI-MARKETS LTD.	2,175	150
DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	951	2,442
TOTAL	$274,480,179	$343,463,324

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$576,765	$829,940
Cash denominated in foreign currencies (cost -$2,301,183 and -$527,192)	2,290,233	531,601
Capital contributions received in advance	-	88,061
Capital withdrawals payable	5,240,049	6,313,976
Management fee payable	359,783	458,893
Selling commissions payable	260,280	296,630
Accrued expenses	312,672	206,798
Due to broker	619,317	96,357
Commissions and other trading fees on open futures contracts	19,519	74,020
Due to General Partner	1,884	2,510
Total liabilities	9,680,502	8,898,786

PARTNERS' CAPITAL	264,799,677	334,564,538

TOTAL	$274,480,179	$343,463,324

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2013

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.11)%	$(299,608)
Grains	(0.10)	(261,499)
Interest rates	(0.04)	(93,381)
Livestock	0.03	75,280
Metals	(0.40)	(1,058,397)
Softs	(0.04)	(114,670)
Stock indices	0.91	2,416,219
Total long futures contracts	0.25	663,944

Short futures contracts:
Energies	0.07	174,589
Grains	0.33	873,470
Interest rates	(0.25)	(654,204)
Livestock	(0.08)	(223,580)
Metals	1.09	2,886,532
Softs	0.11	296,060
Stock indices	0.00	1,259
Total short futures contracts	1.27	3,354,126
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	1.52	4,018,070

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(1.50)	(3,954,370)
Total short forward currency contracts	1.46	3,866,915
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	(0.04)	(87,455)

TOTAL	1.48%	$3,930,615

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2013

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$80,000,000	U.S. Treasury notes, 3.375%, 07/31/2013	30.30%	$80,218,750
76,700,000	U.S. Treasury notes, 0.125%, 09/30/2013	28.97	76,711,984
27,240,000	U.S. Treasury notes, 0.500%, 11/15/2013	10.30	27,280,434
64,750,000	U.S. Treasury notes, 0.125%, 03/15/2014	24.64	65,254,595
	Total investments in U.S. Treasury notes (amortized cost $249,414,951)	94.21%	$249,465,763

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2012

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.42%	$1,402,416
Grains	(0.30)	(996,610)
Interest rates:
2 Year U.S. Treasury Note (2,580 contracts, settlement date March 2013)	0.03	110,717
5 Year U.S. Treasury Note (1,008 contracts, settlement date March 2013)	0.01	17,273
10 Year U.S. Treasury Note (480 contracts, settlement date March 2013)	(0.03)	(99,844)
30 Year U.S. Treasury Bond (165 contracts, settlement date March 2013)	(0.01)	(30,375)
Other interest rates	0.39	1,306,819
Total interest rates	0.39	1,304,590

Livestock	(0.04)	(149,420)
Metals	0.09	293,489
Softs	0.01	26,112
Stock indices	0.54	1,829,181
Total long futures contracts	1.11	3,709,758

Short futures contracts:
Energies	(0.51)	(1,699,188)
Grains	0.22	720,496
Interest rates	0.00	2,288
Livestock	(0.00)	(7,380)
Metals	(0.24)	(816,189)
Softs	0.05	177,792
Stock indices	(0.03)	(86,840)
Total short futures contracts	(0.51)	(1,709,021)

TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	0.60	2,000,737

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.05)	(153,212)
Total short forward currency contracts	0.42	1,409,763

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	0.37	1,256,551

TOTAL	0.97%	$3,257,288

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2012

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$67,740,000	U.S. Treasury notes, 0.625%, 02/28/2013	20.27%	$67,800,860
106,700,000	U.S. Treasury notes, 3.375%, 07/31/2013	32.49	108,696,457
106,700,000	U.S. Treasury notes, 0.125%, 09/30/2013	31.88	106,674,992
27,240,000	U.S. Treasury notes, 0.500%, 11/15/2013	8.16	27,317,677
	Total investments in U.S. Treasury notes (amortized cost $310,420,964)	92.80%	$310,489,986

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2013	2012
INVESTMENT INCOME:
Interest income	$130,225	$131,062

EXPENSES:
Brokerage commissions	443,291	314,536
Management fees	1,146,461	1,727,201
Selling commissions and platform fees	833,610	850,066
Administrative and operating expenses	329,196	393,729
Custody fees and other expenses	15,480	19,674
Total expenses	2,768,038	3,305,206

NET INVESTMENT LOSS	(2,637,813)	(3,174,144)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(26,982,449)	3,883,924
Foreign exchange translation	(191,308)	(19,766)
Net change in unrealized:
Futures and forward currency contracts	3,165,400	(3,812,702)
Foreign exchange translation	28,128	23,232
Net gains (losses) from U.S. Treasury notes
Realized	2,672	(1,434)
Net change in unrealized	(32,062)	74,179

TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(24,009,619)	147,433

NET LOSS	(26,647,432)	(3,026,711)
LESS PROFIT SHARE TO GENERAL PARTNER	(208,338)	-
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(26,439,094)	$(3,026,711)

(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2013	2012
INVESTMENT INCOME:
Interest income	$266,642	$265,731

EXPENSES:
Brokerage commissions	839,274	584,500
Management fees	2,444,784	3,514,485
Selling commissions and platform fees	1,719,583	1,689,550
Administrative and operating expenses	686,252	797,767
Custody fees and other expenses	30,745	41,195
Total expenses	5,720,638	6,627,497

NET INVESTMENT LOSS	(5,453,996)	(6,361,766)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized losses on closed positions:
Futures and forward currency contracts	(15,147,881)	(12,190,594)
Foreign exchange translation	(241,851)	(78,429)
Net change in unrealized:
Futures and forward currency contracts	673,327	(15,941,190)
Foreign exchange translation	(41,936)	21,642
Net gains (losses) from U.S. Treasury notes
Realized	10,188	(6,804)
Net change in unrealized	(18,210)	(22,850)

TOTAL NET REALIZED AND UNREALIZED LOSSES	(14,766,363)	(28,218,225)

NET LOSS	(20,220,359)	(34,579,991)
LESS PROFIT SHARE TO GENERAL PARTNER	9,932	-
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(20,230,291)	$(34,579,991)

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2013:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL- January 1, 2013	$332,882,210	$-	$1,682,328	$334,564,538
Contributions	13,932,205	-	-	13,932,205
Withdrawals	(63,476,707)	-	-	(63,476,707)
Net loss	(20,121,037)	(761)	(98,561)	(20,220,359)
General Partner’s allocation - profit share	(9,932)	9,932	-	-
PARTNERS' CAPITAL- June 30, 2013	$263,206,739	$9,171	$1,583,767	$264,799,677

For the six months ended June 30, 2012:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL- January 1, 2012	$407,700,313	$-	$1,801,044	$409,501,357
Contributions	28,151,020	-	-	28,151,020
Withdrawals	(127,517,707)	-	-	(127,517,707)
Net loss	(34,453,323)	-	(126,668)	(34,579,991)
PARTNERS' CAPITAL- June 30, 2012	$273,880,303	$-	$1,674,376	$275,554,679

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the six months ended
	June 30 2013	June 30 2012	June 30 2013	June 30 2012

Total return before General Partner profit share allocation (3)	(8.74)%	(0.64)%	(6.79)%	(7.96)%

Less: General Partner profit share allocation (3)	0.00	0.00	0.00	0.00

Total return after General Partner profit share allocation (3)	(8.74)%	(0.64)%	(6.79)%	(7.96)%

Ratios to average net asset value:
Expenses (1) (4)	2.92%	2.52%	2.82%	2.52%
General Partner profit share allocation (3)	0.00	0.00	0.00	0.00

Total expenses (1)	2.92%	2.52%	2.82%	2.52%

Net investment loss (1) (2) (4)	(2.76)%	(2.40)%	(2.64)%	(2.38)%

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

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the six months ended
	June 30	June 30	June 30	June 30
	2013	2012	2013	2012

Total return before General Partner profit share allocation (3)	(8.97)%	(0.84)%	(7.24)%	(8.32)%

Less: General Partner profit share allocation (3)	(0.07)	0.00	0.00	0.00

Total return after General Partner profit share allocation (3)	(8.90)%	(0.84)%	(7.24)%	(8.32)%

Ratios to average net asset value:
Expenses (1) (4)	3.88%	3.44%	3.78%	3.88%
General Partner profit share allocation (3)	(0.07)	0.00	0.00	0.00

Total expenses (1)	3.81%	3.44%	3.78%	3.38%

Net investment loss (1) (2) (4)	(3.72)%	(3.32)%	(3.60)%	(3.24)%

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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2013 (unaudited) and December 31, 2012 and the results of its operations for the three and six months ended June 30, 2013 and 2012 (unaudited).

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. The Cayman SPC Feeder invests approximately two-thirds of its assets in the Master Fund. At June 30, 2013 and December 31, 2012, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Partnership.

	June 30,	December 31,
	2013	2012
Partnership	65.14%	68.43%
Cayman Feeder	3.56%	3.32%
Cayman SPC Feeder	18.37%	16.26%

Total	87.07%	88.01%

The capital withdrawals payable at June 30, 2013 and December 31, 2012 were $5,240,049 and $6,313,976, respectively, detailed below. There were no capital withdrawal payable to the Cayman SPC Feeder at June 30, 2013 or December 31, 2012.

	June 30,	December 31,
	2013	2012
Direct investors (1)	$269,099	$719,707
Partnership (2)	4,078,537	5,594,269
Cayman Feeder	892,413	-

Total	$5,240,049	$6,313,976

(1) Includes General Partner capital withdrawal at December 31, 2012 of $249,786

(2) Net of redemption penalty payable at June 30, 2013 and December 31, 2012 of $1,884 and $2,510, respectively

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

During the three and six months ended June 30, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of June 30, 2013 and December 31, 2012 in valuing the Master Fund’s investments at fair value. At June 30, 2013 and December 31, 2012, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2013

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$249,465,763	$-	$249,465,763

Exchange-traded futures contracts
Energies	(125,019)	-	(125,019)
Grains	611,971	-	611,971
Interest rates	(747,585)	-	(747,585)
Livestock	(148,300)	-	(148,300)
Metals	1,828,135	-	1,828,135
Softs	181,390	-	181,390
Stock indices	2,417,478	-	2,417,478
Total exchange-traded futures contracts	4,018,070	-	4,018,070

Over-the-counter forward currency contracts	-	(87,455)	(87,455)

Total futures and forward currency contracts (2)	4,018,070	(87,455)	3,930,615

Total financial assets and liabilities at fair value	$253,483,833	$(87,455)	$253,396,378

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$49,543,591
Investments in U.S. Treasury notes held in custody			199,922,172
Total investments in U.S. Treasury notes			$249,465,763

(2)
Net unrealized appreciation on futures and forward currency contracts			$4,507,380
Net unrealized depreciation on futures and forward currency contracts			(576,765)
Total unrealized appreciation on futures and forward currency contracts			$3,930,615

Financial assets and liabilities at fair value as of December 31, 2012

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$310,489,986	$-	$310,489,986

Exchange-traded futures contracts
Energies	(296,772)	-	(296,772)
Grains	(276,114)	-	(276,114)
Interest rates	1,306,878	-	1,306,878
Livestock	(156,800)	-	(156,800)
Metals	(522,700)	-	(522,700)
Softs	203,904	-	203,904
Stock indices	1,742,341	-	1,742,341
Total exchange-traded futures contracts	2,000,737	-	2,000,737

Over-the-counter forward currency contracts	-	1,256,551	1,256,551

Total futures and forward currency contracts (2)	2,000,737	1,256,551	3,257,288

Total financial assets and liabilities at fair value	$312,490,723	$1,256,551	$313,747,274

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$57,802,756
Investments in U.S. Treasury notes held in custody			252,687,230
Total investments in U.S. Treasury notes			$310,489,986

(2)
Net unrealized appreciation on futures and forward currency contracts			$4,087,228
Net unrealized depreciation on futures and forward currency contracts			(829,940)
Total unrealized appreciation on futures and forward currency contracts			$3,257,288

4. DERIVATIVE INSTRUMENTS

The Derivatives and Hedging topic of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an agreement similar to a master netting agreement. The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at June 30, 2013 and December 31, 2012.

Offsetting of derivative assets and liabilities at June 30, 2013

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty A	$565,927	$(209,605)	$356,322
Counterparty B	982,062	(733,582)	248,480
Counterparty C	3,762,123	(1,470,096)	2,292,027
Counterparty D	2,379,700	(1,258,459)	1,121,241
Total futures contracts	7,689,812	(3,671,742)	4,018,070

Forward currency contracts
Counterparty H	5,303,577	(4,814,267)	489,310

Total assets	$12,993,389	$(8,486,009)	$4,507,380

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition

Liabilities
Forward currency contracts
Counterparty F	$(1,564,581)	$1,172,582	$(391,999)
Counterparty G	(428,031)	243,265	(184,766)
Total forward currency contracts	(1,992,612)	1,415,847	(576,765)

Total liabilities	$(1,992,612)	$1,415,847	$(576,765)

Offsetting of derivative assets and liabilities at December 31, 2012

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty A	$711,097	$(379,852)	$331,245
Counterparty B	3,544,066	(2,246,978)	1,297,088
Counterparty D	1,382,796	(424,990)	957,806
Total futures contracts	5,637,959	(3,051,820)	2,586,139

Forward currency contracts
Counterparty F	2,097,368	(596,279)	1,501,089

Total assets	$7,735,327	$(3,648,099)	$4,087,228

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty C	$(2,695,736)	$2,400,831	$(294,905)
Counterparty E	(665,485)	374,986	(290,499)
Total futures contracts	(3,361,221)	2,775,817	(585,404)

Forward currency contracts
Counterparty G	(17,311)	6,174	(11,137)
Counterparty H	(6,484,028)	6,250,629	(233,399)
Total forward currency contracts	(6,501,339)	6,256,803	(244,536)

Total liabilities	$(9,862,560)	$9,032,620	$(829,940)

The Master Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master Fund’s open positions and the liquidity of the markets in which it trades.

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2013, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2013 and December 31, 2012. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2013

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$44,505	$(344,113)	$243,852	$(69,263)	$(125,019)
Grains	1,840	(263,339)	873,470	-	611,971
Interest rates	174,441	(267,822)	32,460	(686,664)	(747,585)
Livestock	75,280	-	2,410	(225,990)	(148,300)
Metals	26,531	(1,084,928)	2,994,883	(108,351)	1,828,135
Softs	7,958	(122,628)	393,073	(97,013)	181,390
Stock indices	2,723,641	(307,422)	95,468	(94,209)	2,417,478
Total futures contracts	3,054,196	(2,390,252)	4,635,616	(1,281,490)	4,018,070

Forward currency contracts	1,520,490	(5,474,860)	5,198,934	(1,332,019)	(87,455)

Total futures and forward currency contracts	$4,574,686	$(7,865,112)	$9,834,550	$(2,613,509)	$3,930,615

Fair value of futures and forward currency contracts at December 31, 2012

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$1,475,418	$(73,002)	$11,630	$(1,710,818)	$(296,772)
Grains	-	(996,610)	720,496	-	(276,114)
Interest rates	2,327,068	(1,022,478)	2,288	-	1,306,878
Livestock	-	(149,420)	-	(7,380)	(156,800)
Metals	506,951	(213,462)	-	(816,189)	(522,700)
Softs	27,532	(1,420)	581,411	(403,619)	203,904
Stock indices	2,089,846	(260,665)	-	(86,840)	1,742,341
Total futures contracts	6,426,815	(2,717,057)	1,315,825	(3,024,846)	2,000,737

Forward currency contracts	3,645,759	(3,798,971)	3,974,478	(2,564,715)	1,256,551

Total futures and forward currency contracts	$10,072,574	$(6,516,028)	$5,290,303	$(5,589,561)	$3,257,288

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2013 and 2012 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2013 and 2012

Sector	Three months ended: June 30, 2013	Three months ended: June 30, 2012	Six months ended: June 30, 2013	Six months ended: June 30, 2012
Futures contracts:
Energies	$(2,972,648)	$(4,049,634)	$(3,915,596)	$(16,146)
Grains	439,981	(511,662)	192,467	(3,065,156)
Interest rates	(12,812,799)	14,877,138	(16,515,285)	6,048,519
Livestock	(354,580)	(703,544)	(1,073,530)	(1,262,704)
Metals	5,544,198	2,134,345	3,857,233	(3,182,522)
Softs	(252,396)	(74,877)	757,745	(151,667)
Stock indices	(3,988,088)	(9,523,326)	10,589,784	(11,923,464)
Total futures contracts	(14,396,332)	2,148,440	(6,107,182)	(13,553,140)

Forward currency contracts	(9,420,717)	(2,077,218)	(8,367,372)	(14,578,644)

Total futures and forward currency contracts	$(23,817,049)	$(71,222)	$(14,474,554)	$(28,131,784)

For the three months ended June 30, 2013, the monthly average number of futures contracts bought and sold was 42,662 and 47,832, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,604,000,000. Over the same period in 2012, the monthly average of futures contracts bought and sold was 28,950 and 29,814, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,248,000,000.

For the six months ended June 30, 2013, the monthly average number of futures contracts bought and sold was 38,183 and 42,061, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,394,000,000. Over the same period in 2012, the monthly average of futures contracts bought and sold was 27,891 and 26,967, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,272,000,000.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”), Morgan Stanley & Co. LLC (“MS”) and Barclays Bank PLC (“BB”). The Master Fund’s concentration of credit risk associated with DB, MS or BB nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, MS and BB. The amount of such credit risk was $14,794,080 and $32,592,105 at June 30, 2013 and December 31, 2012, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2013. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Limited Partnership Agreement. There was no profit share earned or accrued for the three and six months ended June 30, 2012.

Three months ended:
June 30, 2013
Profit share earned	$622
Reversal of profit share (1)	(208,960)
Profit share accrued (2)	-
Total profit share	$(208,338)

Six months ended:
June 30, 2013
Profit share earned	$9,932
Profit share accrued (2)	-
Total profit share	$9,932

(1)	At April 1
(2)	At June 30

6. FINANCIAL HIGHLIGHTS

Returns and ratio to average capital are calculated based on 1) a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and 20% of Trading Profits (the Tracking Partner) and 2) limited partners’ capital taken as a whole. An individual partner’s returns and the computation of such ratios based on the amount of expenses and profit share allocation assessed to an individual partner’s capital account may vary from these ratios based on the timing of capital transactions and differences in individual partner’s management fee, selling commission, platform fee and profit share allocation arrangements.

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

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits. The General Partner attempts to control credit risk by causing the Partnership to deal exclusively with large, well-capitalized financial institutions as brokers and counterparties.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through June 30, 2013, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

CRITICAL ACCOUNTING ESTIMATES

The Master Fund records its transactions in futures, forward and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Master Fund on the day with respect to which net assets are being determined. Spot currency contracts are valued based on current market prices (“Spot Price”). Forward currency contracts are valued based on pricing models that consider the Spot Price plus the financing cost or benefit (“Forward Point”). Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Master Fund may be in between these periods. The General Partner’s policy to determine fair value for forward currency contracts involves first calculating the number of Months to Maturity, then identifying the Forward Month Contracts. Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

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

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the Units. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner. As of June 30, 2013, pursuant to this calculation $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, through its investment in the Master Fund, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended June 30, 2013

Total
Partners'
Capital of the
Month Ending:	Partnership
June 30, 2013	$172,491,457
March 31, 2013	199,887,747
December 31, 2012	228,943,314

	Three Months	Six Months
Change in Partners' Capital	$(27,396,290)	$(56,451,857)
Percent Change	(13.71)%	(24.66)%

THREE MONTHS ENDED JUNE 30, 2013

The decrease in the Partnership’s net assets of $27,396,290 was attributable to withdrawals of $13,325,578 and a net loss through its investment in the Master Fund of $17,948,570 which was partially offset by contributions of $3,877,858.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2013 decreased $218,667 relative to the corresponding period in 2012. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2013, relative to the corresponding period in 2012.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2013 increased $100,026 relative to the corresponding period in 2012. The increase was due mainly to an increase in the in trading volume at the Master Fund, relative to the corresponding period in 2012.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the three months ended June 30, 2013 decreased $17,177 relative to the corresponding period in 2012. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2013, relative to the corresponding period in 2012.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2013 decreased $54,811 relative to the corresponding period in 2012. The decrease was due mainly to a decrease in the Partnership’s net asset value during the three months ended June 30, 2013, relative to the corresponding period in 2012.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2013 increased $5,809 relative to the corresponding period in 2012. This increase was due primarily to an increase in the effective interest rate of U.S. Treasury Notes held by the Partnership through its investment in the Master Fund, which was partially offset by a decrease in the Partnership’s net asset value during the three months ended June 30, 2013 relative to the corresponding period in 2012.

For the three months ended June 30, 2013, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $15,735,497 from trading operations (including foreign exchange transactions and translations). Management fees of $928,450, brokerage commissions of $291,870, selling commissions and platform fees of $822,419, administrative and operating expenses of $245,787 and custody fees and other expenses of $10,243 were paid or accrued. Interest income of $85,696 partially offset the Master Fund expenses allocated to the Partnership resulting in a net loss of $17,948,570.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(3.11)%
Energies	(1.00)%
Grains	0.16%
Interest rates	(4.33)%
Livestock	(0.13)%
Metals	1.92%
Softs	(0.07)%
Stock indices	(1.48)%
Trading loss	(8.04)%

SIX MONTHS ENDED JUNE 30, 2013

The decrease in the Partnership’s net assets of $56,451,857 was attributable to withdrawals of $54,791,800 and a net loss through its investment in the Master Fund of $14,016,935 which was partially offset by contributions of $12,356,878.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2013 decreased $323,673 relative to the corresponding period in 2012. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2013, relative to the corresponding period in 2012.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2013 increased $203,760 relative to the corresponding period in 2012. The increase was due mainly to an increase in the trading volume at the Master Fund, relative to the corresponding period in 2012.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the six months ended June 30, 2013 increased $18,304 relative to the corresponding period in 2012. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the six months ended June 30, 2013, relative to the corresponding period in 2012.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2013 decreased $81,081 relative to the corresponding period in 2012. The decrease was due mainly to a decrease in the Partnership’s net asset value during the six months ended June 30, 2013, relative to the corresponding period in 2012.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2013 increased $17,430 relative to the corresponding period in 2012. This increase was due primarily to an increase in the effective interest rate of U.S. Treasury Notes held by the Partnership, through its investment in the Master Fund, which was partially offset by a decrease in the Partnership’s net asset value during the six months ended June 30, 2013, relative to the corresponding period in 2012.

For the six months ended June 30, 2013, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $9,422,480 from trading operations (including foreign exchange transactions and translations). Management fees of $1,976,478, brokerage commissions of $554,919, selling commissions and platform fees of $1,697,384, administrative and operating expenses of $521,620 and custody fees and other expenses of $20,683 were paid or accrued. Interest income of $176,629 partially offset the Master Fund expenses allocated to the Partnership resulting in a net loss of $14,016,935.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(2.92)%
Energies	(1.35)%
Grains	0.08%
Interest rates	(5.32)%
Livestock	(0.38)%
Metals	1.34%
Softs	0.23%
Stock indices	2.90%
Trading loss	(5.42)%

MANAGEMENT DISCUSSION – 2013

Three months ended June 30, 2013

The net asset value of the Partnership, through its investment in the Master Fund, declined sharply as losses from trading financial futures, currency forwards and, to a lesser extent, energy futures outdistanced the gains from trading metals. Trading of agricultural commodity futures was nearly flat.

Market dynamics shifted dramatically during the second quarter. Global markets were roiled by concerns about the earlier than expected Federal Reserve exit from its quantitative easing program and about slowing Chinese growth amid a credit squeeze sanctioned by the People’s Bank of China.

During the first four months of 2013, long interest rate futures positions had been profitable and, in fact, the low yield on the U.S. ten-year note for 2013 was hit on May 2 at 1.63%. Subsequently, however, testimony before Congress by Federal Reserve Chairman Ben Bernanke and comments by several other Federal Reserve officials raised concerns that the quantitative easing policy might be ended or at least tapered off sooner than had previously been expected. In addition, favorable U.S. employment data and housing market statistics and several other solid economic reports pointed to continued U.S. growth. In response, yields on U.S. notes and bonds reversed abruptly and moved sharply higher. There was also a sympathetic move higher in yields on Canadian, European and Australian notes and bonds. Finally, in Japan, the aggressive monetary policy change announced in April seemed to trigger a shift of funds out of Japanese government bonds to Japanese equities or to higher yielding investments offshore which led to rising Japanese Government Bond yields. Sizable losses were suffered on long positions in U.S., German, British, Canadian, Australian and Japanese interest rate futures. By quarter-end, U.S., Australian, Canadian and British long note and bond positions had been reversed to short positions and German note and bond positions were mixed rather than all long. Long positions in short-term interest rate futures for the U.S., Canada, Australia, Germany and the United Kingdom were also unprofitable and were reduced or reversed.

Foreign exchange trading was unprofitable. The abrupt upward turn in U.S. interest rates also triggered an upturn in the U.S. dollar, and short dollar trades versus a number of currencies posted losses. A number of commodity currencies fell sharply after Chinese economic reports came in weaker than anticipated, further dampening the growth prospects of those countries. Thus, short dollar trades against the currencies of New Zealand, Australia, Canada and Mexico generated losses and were reduced or reversed. Short U.S. dollar trades against the currencies of Chile, Switzerland, Sweden, Poland and the Euro also were unprofitable and were reduced or reversed. Long Australian dollar trades versus the Euro, Japanese yen and British pound sterling produced losses. Short Euro trades relative to the currencies of Poland, Sweden and Turkey produced losses as did trading the Swiss franc against the Norwegian krone. Meanwhile, long dollar trades against the yen, Indian rupee, Turkish lira and South African rand were profitable. On the other hand, long U.S. dollar trades relative to the pound sterling, Czech koruna and Norwegian krone were unprofitable.

The threat of an early end to the liquidity from quantitative easing, higher interest rates and worries about slower Chinese growth prompted an equity selloff leading to losses on long equity futures positions. Losses were widespread, including European, Asian, North American and South African indices. A short VIX trade was unprofitable as well. Long positions in Japanese indices were profitable.

Energy trading was unprofitable as small short positions in Brent crude oil, WTI crude oil, heating oil and RBOB gasoline registered marginal losses when prices drifted higher in the wake of increasing unrest in the Middle East. Trading of natural gas was unprofitable.

Short positions in gold, silver, aluminum, copper and nickel produced profits that far outdistanced losses from trading lead and zinc.

Trading of agricultural commodities was marginally unprofitable. Profits from short coffee, sugar soybean oil and cattle positions and from a long soybean position fell short of the losses from a long cotton trade and a short hog trade.

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

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2012 decreased $5,511 relative to the corresponding period in 2011. This decrease was due primarily to a decrease in short-term Treasury yields during the three months ended June 30, 2012, relative to the corresponding period in 2011.

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

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2012 decreased $1,954 relative to the corresponding period in 2011. This decrease was due primarily to a decrease in short-term Treasury yields during the six months ended June 30, 2012, relative to the corresponding period in 2011.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership, through its investment in the Master Fund, may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at June 30, 2013 and December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Third Amended and Restated Limited Partnership Agreement, the Partnership may sell Units at the beginning of each calendar month. On January 1, 2013, February 1, 2013, March 1, 2013, April 1, 2013, May 1, 2013 and June 1, 2013 the Partnership sold Units to new and existing limited partners of $1,525,620, $2,244,400, $4,709,000, $195,321, $2,029,000 and $1,653,537, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

Each of the foregoing units were offered and sold only to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933 as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506 under the 1933 Act.

(c) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement, Limited Partners may redeem their Units at the end of each calendar month at the then current month-end net asset value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series A, Series B and Series C Limited Partners during the three months ended June 30, 2013.

	Series A		Series B		Series C
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit
April 30, 2013	5,484.7562	$963.98	266.6240	$1,022.44	-	$1,032.16
May 31, 2013	3,675.9056	886.13	433.0080	941.24	21.4418	950.39
June 30, 2013	4,026.2818	858.18	629.7750	912.89	54.3152	921.95

Total	13,186.9436		1,329.4070		75.7570

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
General Partner

Date: August 13, 2013

/s/ Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)

