Form 10-Q
period 2013-09-30
Millburn Multi-Markets Fund L.P.
filed 2013-11-14
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2013

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
For the three and nine months ended September 30, 2013 and 2012 (unaudited)

Statements of Financial Condition (a)	3
Statements of Operations (c)	4
Statements of Changes in Partners' Capital (b)	6
Statements of Financial Highlights (c)	7
Notes to Financial Statements	11

(a) At September 30, 2013 and December 31, 2012 (unaudited)

(b) For the nine months ended September 30, 2013 and 2012 (unaudited)

(c) For the three and nine months ended September 30, 2013 and 2012 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	September 30,	December 31,
	2013	2012
ASSETS
Investment in Millburn Multi-Markets Trading L.P. (the "Master Fund")	$152,895,534	$228,943,314
Due from the Master Fund	3,581,097	5,596,779
Cash	63,150	1,516,001
TOTAL	$156,539,781	$236,056,094

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$63,000	$1,513,559
Capital withdrawal payable	3,581,097	5,596,779
Due to the Master Fund	150	2,442
Total liabilities	3,644,247	7,112,780

PARTNERS' CAPITAL:
General Partner	3,002,145	3,228,323

Limited Partners:
Series A (156,720.4206 and 181,345.3268 units outstanding)	131,711,948	168,880,502
Series B (14,903.4750 and 20,671.4907 units outstanding)	13,381,941	20,299,372
Series C (5,289.4100 and 36,885.1442 units outstanding)	4,799,500	36,535,117
Total limited partners	149,893,389	225,714,991
Total partners' capital	152,895,534	228,943,314

TOTAL	$156,539,781	$236,056,094

NET ASSET VALUE PER UNIT OUTSTANDING
Series A	$840.43	$931.26
Series B	$897.91	$982.00
Series C	$907.38	$990.51

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30,	September 30,
	2013	2012
NET INVESTMENT LOSS ALLOCATED FROM THE MASTER FUND
INCOME — Interest income	$61,770	$65,889

Expenses:
Management fees	806,566	1,140,379
Brokerage commissions	208,407	191,288
Selling commissions and platform fees	712,453	847,996
Administrative and operating expenses	215,076	298,934
Custody fee and other expenses	9,166	15,411
Total expenses	1,951,668	2,494,008

Net investment loss allocated from the Master Fund	(1,889,898)	(2,428,119)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	1,309,801	(2,754,918)
Foreign exchange translation	10,752	(23,195)
Net change in unrealized:
Futures and forward currency contracts	(2,921,021)	3,330,426
Foreign exchange translation	25,843	(14,879)
Net gains (losses) from U.S. Treasury notes:
Realized	-	(24,347)
Net change in unrealized	14,809	39,940

Total net realized and unrealized gains (losses) allocated from the Master Fund	(1,559,816)	553,027

NET LOSS	$(3,449,714)	$(1,875,092)

(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2013	2012
NET INVESTMENT LOSS ALLOCATED FROM THE MASTER FUND
INCOME — Interest income	$238,399	$225,088

Expenses:
Management fees	2,783,044	3,440,530
Brokerage commissions	763,326	542,447
Selling commissions and platform fees	2,409,837	2,527,076
Administrative and operating expenses	736,696	901,635
Custody fee and other expenses	29,849	40,029
Total expenses	6,722,752	7,451,717

Net investment loss allocated from the Master Fund	(6,484,353)	(7,226,629)

NET REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized losses on closed positions:
Futures and forward currency contracts	(8,550,064)	(9,932,866)
Foreign exchange translation	(147,456)	(72,053)
Net change in unrealized:
Futures and forward currency contracts	(2,292,073)	(5,960,973)
Foreign exchange translation	(3,494)	(1,397)
Net gains (losses) from U.S. Treasury notes:
Realized	6,670	(28,432)
Net change in unrealized	4,121	28,156

Total net realized and unrealized losses allocated from the Master Fund	(10,982,296)	(15,967,565)

NET LOSS	$(17,466,649)	$(23,194,194)

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2013 and 2012

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2012	$3,228,323	$168,880,502	181,345.3268	$20,299,372	20,671.4907	$36,535,117	36,885.1442	$228,943,314

Capital contributions	-	13,604,967	14,767.7910	806,000	830.2949	172,061	172.9573	14,583,028
Capital withdrawals	-	(34,829,897)	(39,392.6972)	(6,282,708)	(6,598.3106)	(32,051,554)	(31,768.6915)	(73,164,159)
Net income (loss)	(226,178)	(15,943,624)	-	(1,440,723)	-	143,876	-	(17,466,649)
PARTNERS' CAPITAL — September 30, 2013	$3,002,145	$131,711,948	156,720.4206	$13,381,941	14,903.4750	$4,799,500	5,289.4100	$152,895,534

Net Asset Value per Unit at September 30, 2013			$840.43		$897.91		$907.38

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2011	$3,463,815	$166,336,096	159,942.5316	$22,643,903	21,012.8097	$43,576,009	40,189.9735	$236,019,823

Capital contributions	-	36,671,052	37,345.5113	4,270,220	4,103.9559	1,859,011	1,803.2102	42,800,283
Capital withdrawals	-	(20,146,519)	(20,817.4094)	(3,794,722)	(3,757.5620)	(4,795,969)	(4,666.6803)	(28,737,210)
Net loss	(243,766)	(17,293,543)	-	(2,080,359)	-	(3,576,526)	-	(23,194,194)
PARTNERS' CAPITAL — September 30, 2012	$3,220,049	$165,567,086	176,470.6335	$21,039,042	21,359.2036	$37,062,525	37,326.5034	$226,888,702

Net Asset Value per Unit at September 30, 2012			$938.21		$985.01		$992.93

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2013

The following information presents per unit operating performance data for each series for the three months ended September 30, 2013.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$858.18	$912.89	$921.95

LOSS ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(10.40)	(7.17)	(6.74)
Total trading and investing losses (1)	(7.35)	(7.81)	(7.83)

Net loss before profit share allocation from the Master Fund	(17.75)	(14.98)	(14.57)

Profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(17.75)	(14.98)	(14.57)

NET ASSET VALUE PER UNIT — End of period	$840.43	$897.91	$907.38

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(2.07)%	(1.64)%	(1.58)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(2.07)%	(1.64)%	(1.58)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	5.06%	3.31%	3.06%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00

Total expenses	5.06%	3.31%	3.06%

Net investment loss (3) (4) (5)	(4.91)%	(3.15)%	(2.90)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2012

The following information presents per unit operating performance data for each series for the three months ended September 30, 2012.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$946.43	$989.30	$996.63

LOSS ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(11.48)	(7.62)	(7.03)
Total trading and investing gains (1)	3.26	3.33	3.33

Net loss before profit share allocation from the Master Fund	(8.22)	(4.29)	(3.70)

Profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(8.22)	(4.29)	(3.70)

NET ASSET VALUE PER UNIT — End of period	$938.21	$985.01	$992.93

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(0.87)%	(0.43)%	(0.37)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(0.87)%	(0.43)%	(0.37)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.88%	3.13%	2.88%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00

Total expenses	4.88%	3.13%	2.88%

Net investment loss (3) (4) (5)	(4.77)%	(3.02)%	(2.77)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2013

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2013.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$931.26	$982.00	$990.51

LOSS ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(33.17)	(22.71)	(20.95)
Total trading and investing losses (1)	(57.66)	(61.38)	(62.18)

Net loss before profit share allocation from the Master Fund	(90.83)	(84.09)	(83.13)

Profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(90.83)	(84.09)	(83.13)

NET ASSET VALUE PER UNIT — End of period	$840.43	$897.91	$907.38

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(9.75)%	(8.56)%	(8.39)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(9.75)%	(8.56)%	(8.39)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	5.09%	3.34%	3.04%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00

Total expenses	5.09%	3.34%	3.04%

Net investment loss (3) (4) (5)	(4.93)%	(3.17)%	(2.87)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

 See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at September 30, 2013 and December 31, 2012 and the results of its operations for the three and nine months ended September 30, 2013 and 2012 (unaudited).

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

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2010 through 2012, for the U.S. Federal jurisdiction, the New York, Connecticut and Delaware state jurisdictions, and the New York City jurisdiction, there are no uncertain tax positions. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for the fiscal year 2012.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2013 and December 31, 2012 was 63.11% and 68.43%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, Millburn Ridgefield Corporation (the “General Partner”) is paid a monthly administration fee for administration services it provides calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets. The Partnership is allocated its pro rata portion of the administration fee which is charged at the Master Fund level. As of September 30, 2013 and December 31, 2012, $41,983 and $15,997, respectively, was payable by the Master Fund to the General Partner and is included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the units of limited partnership (“Units”). The total amount paid by the General Partner was $191,967. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner. As of September 30, 2013, pursuant to this calculation, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership. For each of the three and nine months ended September 30, 2013 and 2012, the costs incurred by the Partnership were $9,597 and $28,791, respectively. Organization and initial offering costs are included in “administrative and operating expenses” in the Master Fund’s Statements of Operations. Accordingly, as of September 30, 2013 and December 31, 2012, $15,996 and $9,597, were payable by the Master Fund to the General Partner as reimbursement for such costs and are included in “accrued expenses” in the Master Fund’s Statement of Financial Condition.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2013 and December 31, 2012, $0 and $2,510 were owed to the General Partner, respectively.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ending September 30,		Nine months ending September 30,
	2013	2012	2013	2012
Series A	167,652.875	173,181.708	176,563.183	170,566.934
Series B	16,177.681	22,308.759	17,917.609	22,686.483
Series C	5,684.046	37,455.583	9,567.380	39,280.486

Millburn Multi-Markets Trading L.P.
Financial statements
For the three and nine months ended September 30, 2013 and 2012 (unaudited)

Statements of Financial Condition (a)	14
Condensed Schedules of Investments (a)	15
Statements of Operations (c)	19
Statements of Changes in Partners' Capital (b)	21
Statements of Financial Highlights (c)	22
Notes to Financial Statements	24

(a) At September 30, 2013 and December 31, 2012 (unaudited)

(b) For the nine months ended September 30, 2013 and 2012 (unaudited)

(c) For the three and nine months ended September 30, 2013 and 2012 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	September 30	December 31
	2013	2012
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes–at fair value (amortized cost $38,370,710 and $57,790,260)	$38,381,381	$57,802,756
Net unrealized appreciation on open futures and forward currency contracts	1,911,882	4,087,228
Due from brokers	2,043,445	5,627,293
Cash denominated in foreign currencies (cost $2,318,611 and $4,037,140)	2,370,143	4,058,372
Total equity in trading accounts	44,706,851	71,575,649

INVESTMENTS IN U.S. TREASURY NOTES–at fair value (amortized cost $196,014,696 and $252,630,704)	196,078,256	252,687,230
CASH	10,745,035	17,495,371
ACCRUED INTEREST RECEIVABLE	186,101	1,702,482
DUE FROM MILLBURN MULTI-MARKETS LTD.	1,951	150
DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	150	2,442
TOTAL	$251,718,344	$343,463,324

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$2,407,647	$829,940
Cash denominated in foreign currencies (cost -$0 and -$527,192)	-	531,601
Capital contributions received in advance	-	88,061
Capital withdrawals payable	5,949,918	6,313,976
Management fee payable	322,941	458,893
Selling commissions payable	229,514	296,630
Accrued expenses	459,188	206,798
Due to broker	42,106	96,357
Commissions and other trading fees on open futures contracts	31,275	74,020
Due to General Partner	-	2,510
Total liabilities	9,442,589	8,898,786

PARTNERS' CAPITAL	242,275,755	334,564,538

TOTAL	$251,718,344	$343,463,324

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2013

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.25)%	$(602,171)
Grains	(0.18)	(440,263)
Interest rates:
2 Year U.S. Treasury Note (919 contracts, settlement date December 2013)	0.05	127,234
5 Year U.S. Treasury Note (249 contracts, settlement date December 2013)	0.03	82,844
10 Year U.S. Treasury Note (87 contracts, settlement date December 2013)	0.01	28,172
30 Year U.S. Treasury Bond (83 contracts, settlement date December 2013)	0.02	51,656
Other interest rates	0.45	1,067,675
Total interest rates	0.56	1,357,581

Livestock	0.01	18,090
Metals	(0.01)	(29,856)
Softs	0.07	179,346
Stock indices	(1.25)	(3,041,917)
Total long futures contracts	(1.05)	(2,559,190)

Short futures contracts:
Energies	0.07	171,752
Grains	0.21	514,779
Interest rates	(0.04)	(109,673)
Livestock	0.01	14,840
Metals	(0.22)	(526,092)
Softs	0.07	172,547
Stock indices	(0.04)	(86,610)
Total short futures contracts	0.06	151,543
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	(0.99)	(2,407,647)

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	1.13	2,728,199
Total short forward currency contracts	(0.34)	(816,317)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	0.79	1,911,882

TOTAL	(0.20)%	$(495,765)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2013

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$27,240,000	U.S. Treasury notes, 0.500%, 11/15/2013	11.25%	$27,256,493
64,750,000	U.S. Treasury notes, 1.250%, 03/15/2014	26.87	65,106,631
68,540,000	U.S. Treasury notes, 0.625%, 07/15/2014	28.41	68,826,476
73,170,000	U.S. Treasury notes, 0.250%, 09/15/2014	30.24	73,270,037
	Total investments in U.S. Treasury notes (amortized cost $234,385,406)	96.77%	$234,459,637

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2012

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.42%	$1,402,416
Grains	(0.30)	(996,610)
Interest rates:
2 Year U.S. Treasury Note (2,580 contracts, settlement date March 2013)	0.03	110,717
5 Year U.S. Treasury Note (1,008 contracts, settlement date March 2013)	0.01	17,273
10 Year U.S. Treasury Note (480 contracts, settlement date March 2013)	(0.03)	(99,844)
30 Year U.S. Treasury Bond (165 contracts, settlement date March 2013)	(0.01)	(30,375)
Other interest rates	0.39	1,306,819
Total interest rates	0.39	1,304,590

Livestock	(0.04)	(149,420)
Metals	0.09	293,489
Softs	0.01	26,112
Stock indices	0.54	1,829,181
Total long futures contracts	1.11	3,709,758

Short futures contracts:
Energies	(0.51)	(1,699,188)
Grains	0.22	720,496
Interest rates	0.00	2,288
Livestock	(0.00)	(7,380)
Metals	(0.24)	(816,189)
Softs	0.05	177,792
Stock indices	(0.03)	(86,840)
Total short futures contracts	(0.51)	(1,709,021)

TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	0.60	2,000,737

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.05)	(153,212)
Total short forward currency contracts	0.42	1,409,763

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	0.37	1,256,551

TOTAL	0.97%	$3,257,288

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2012

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$67,740,000	U.S. Treasury notes, 0.625%, 02/28/2013	20.27%	$67,800,860
106,700,000	U.S. Treasury notes, 3.375%, 07/31/2013	32.49	108,696,457
106,700,000	U.S. Treasury notes, 0.125%, 09/30/2013	31.88	106,674,992
27,240,000	U.S. Treasury notes, 0.500%, 11/15/2013	8.16	27,317,677
	Total investments in U.S. Treasury notes (amortized cost $310,420,964)	92.80%	$310,489,986

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2013	2012
INVESTMENT INCOME:
Interest income	$96,251	$81,715

EXPENSES:
Brokerage commissions	325,086	237,203
Management fees	1,007,535	1,252,520
Selling commissions and platform fees	717,250	860,476
Administrative and operating expenses	289,817	333,634
Custody fees and other expenses	14,087	19,152
Total expenses	2,353,775	2,702,985

NET INVESTMENT LOSS	(2,257,524)	(2,621,270)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	1,980,475	(3,433,598)
Foreign exchange translation	(19,412)	(30,359)
Net change in unrealized:
Futures and forward currency contracts	(4,426,380)	4,193,118
Foreign exchange translation	76,645	(16,954)
Net gains (losses) from U.S. Treasury notes
Realized	-	(30,256)
Net change in unrealized	23,419	49,200

TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(2,365,253)	731,151

NET LOSS	$(4,622,777)	$(1,890,119)

(Contined)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2013	2012
INVESTMENT INCOME:
Interest income	$362,893	$347,446

EXPENSES:
Brokerage commissions	1,164,360	821,703
Management fees	3,452,319	4,767,005
Selling commissions and platform fees	2,436,833	2,550,026
Administrative and operating expenses	976,069	1,131,401
Custody fees and other expenses	44,832	60,347
Total expenses	8,074,413	9,330,482

NET INVESTMENT LOSS	(7,711,520)	(8,983,036)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized losses on closed positions:
Futures and forward currency contracts	(13,167,406)	(15,624,192)
Foreign exchange translation	(261,263)	(108,788)
Net change in unrealized:
Futures and forward currency contracts	(3,753,053)	(11,748,072)
Foreign exchange translation	34,709	4,688
Net gains (losses) from U.S. Treasury notes
Realized	10,188	(37,060)
Net change in unrealized	5,209	26,350

TOTAL NET REALIZED AND UNREALIZED LOSSES	(17,131,616)	(27,487,074)

NET LOSS	(24,843,136)	(36,470,110)
LESS PROFIT SHARE TO GENERAL PARTNER	9,932	-
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(24,853,068)	$(36,470,110)

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2013:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL- January 1, 2013	$332,882,210	$-	$1,682,328	$334,564,538
Contributions	18,125,355	-	-	18,125,355
Withdrawals	(85,571,002)	-	-	(85,571,002)
Net loss	(24,727,597)	(854)	(114,685)	(24,843,136)
General Partner’s allocation - profit share	(9,932)	9,932	-	-
PARTNERS' CAPITAL- September 30, 2013	$240,699,034	$9,078	$1,567,643	$242,275,755

For the nine months ended September 30, 2012:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL- January 1, 2012	$407,700,313	$-	$1,801,044	$409,501,357
Contributions	45,489,286	-	-	45,489,286
Withdrawals	(139,212,160)	-	-	(139,212,160)
Net loss	(36,346,713)	-	(123,397)	(36,470,110)
PARTNERS' CAPITAL- September 30, 2012	$277,630,726	$-	$1,677,647	$279,308,373

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the nine months ended
	September 30 2013	September 30 2012	September 30 2013	September 30 2012

Total return before General Partner profit share allocation (3)	(1.52)%	(0.30)%	(8.20)%	(8.24)%

Less: General Partner profit share allocation (3)	0.00	0.00	0.00	0.00

Total return after General Partner profit share allocation (3)	(1.52)%	(0.30)%	(8.20)%	(8.24)%

Ratios to average net asset value:
Expenses (1) (4)	2.76%	2.56%	2.82%	2.52%
General Partner profit share allocation (3)	0.00	0.00	0.00	0.00

Total expenses (1)	2.76%	2.56%	2.82%	2.52%

Net investment loss (1) (2) (4)	(2.60)%	(2.44)%	(2.65)%	(2.39)%

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

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the nine months ended
	September 30	September 30	September 30	September 30
	2013	2012	2013	2012

Total return before General Partner profit share allocation (3)	(1.74)%	(0.58)%	(8.86)%	(8.85)%

Less: General Partner profit share allocation (3)	0.00	0.00	0.00	0.00

Total return after General Partner profit share allocation (3)	(1.74)%	(0.58)%	(8.86)%	(8.85)%

Ratios to average net asset value:
Expenses (1) (4)	3.68%	3.68%	3.77%	3.46%
General Partner profit share allocation (3)	0.00	0.00	0.00	0.00

Total expenses (1)	3.68%	3.68%	3.77%	3.46%

Net investment loss (1) (2) (4)	(3.52)%	(3.56)%	(3.60)%	(3.33)%

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

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership, Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”) and Millburn Multi-Markets Low Vol. SPC, a Cayman Islands Segregated Portfolio Company (the “Cayman SPC Feeder”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2013 (unaudited) and December 31, 2012 and the results of its operations for the three and nine months ended September 30, 2013 and 2012 (unaudited).

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Master Fund recognize in its financial statements the impact of any uncertain tax position. Based on a review of the Master Fund’s open tax years, 2010 through 2012, for the U.S. Federal jurisdiction, the New York, Connecticut and Delaware State jurisdictions, and the New York City jurisdiction, there are no uncertain tax positions. The Master Fund is treated as a limited partnership for federal and state income tax reporting purposes.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund, and the Cayman SPC Feeder invests approximately two-thirds of its assets in the Master Fund. At September 30, 2013 and December 31, 2012, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Partnership.

	September 30,	December 31,
	2013	2012
Partnership	63.11%	68.43%
Cayman Feeder	3.29%	3.32%
Cayman SPC Feeder	20.62%	16.26%

Total	87.02%	88.01%

The capital withdrawals payable at September 30, 2013 and December 31, 2012 were $5,949,918 and $6,313,976, respectively, detailed below. There were no redemptions payable to the Cayman SPC Feeder at September 30, 2013 or December 31, 2012.

	September 30,	December 31,
	2013	2012
Direct investors (1)	$2,368,821	$719,707
Partnership (2)	3,581,097	5,594,269

Total	$5,949,918	$6,313,976

(1) Includes General Partner redemptions at December 31, 2012 of $249,786

(2) Net of redemption penalty payable at December 31, 2012 of $2,510

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

Spot currency contracts are valued based on current market prices (“Spot Price”). Forward currency contracts are valued based on pricing models that consider the Spot Price plus the financing cost or benefit (“Forward Point”). Forward Points from the quotation service providers are generally in periods of one month, two months, three months, nine months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Master Fund may be in between these periods. The General Partner’s policy to determine fair value for forward currency contracts involves first calculating the number of months from the date the forward currency contract is being valued to its maturity date (“Months to Maturity”), then identifying the forward currency contracts for the two forward months that are closest to the Months to Maturity (“Forward Month Contracts”). Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

During the three and nine months ended September 30, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of September 30, 2013 and December 31, 2012 in valuing the Master Fund’s investments at fair value. At September 30, 2013 and December 31, 2012, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2013

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$234,459,637	$-	$234,459,637

Exchange-traded futures contracts
Energies	(430,419)	-	(430,419)
Grains	74,516	-	74,516
Interest rates	1,247,908	-	1,247,908
Livestock	32,930	-	32,930
Metals	(555,948)	-	(555,948)
Softs	351,893	-	351,893
Stock indices	(3,128,527)	-	(3,128,527)
Total exchange-traded futures contracts	(2,407,647)	-	(2,407,647)

Over-the-counter forward currency contracts	-	1,911,882	1,911,882

Total futures and forward currency contracts (2)	(2,407,647)	1,911,882	(495,765)

Total financial assets and liabilities at fair value	$232,051,990	$1,911,882	$233,963,872

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$38,381,381
Investments in U.S. Treasury notes held in custody			196,078,256
Total investments in U.S. Treasury notes			$234,459,637

(2)
Net unrealized appreciation on forward currency contracts			$1,911,882
Net unrealized depreciation on futures contracts			(2,407,647)
Total unrealized depreciation on futures and forward currency contracts			$(495,765)

Financial assets and liabilities at fair value as of December 31, 2012

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$310,489,986	$-	$310,489,986

Exchange-traded futures contracts
Energies	(296,772)	-	(296,772)
Grains	(276,114)	-	(276,114)
Interest rates	1,306,878	-	1,306,878
Livestock	(156,800)	-	(156,800)
Metals	(522,700)	-	(522,700)
Softs	203,904	-	203,904
Stock indices	1,742,341	-	1,742,341
Total exchange-traded futures contracts	2,000,737	-	2,000,737

Over-the-counter forward currency contracts	-	1,256,551	1,256,551

Total futures and forward currency contracts (2)	2,000,737	1,256,551	3,257,288

Total financial assets and liabilities at fair value	$312,490,723	$1,256,551	$313,747,274

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$57,802,756
Investments in U.S. Treasury notes held in custody			252,687,230
Total investments in U.S. Treasury notes			$310,489,986

(2)
Net unrealized appreciation on futures and forward currency contracts			$4,087,228
Net unrealized depreciation on futures and forward currency contracts			(829,940)
Total unrealized appreciation on futures and forward currency contracts			$3,257,288

4. DERIVATIVE INSTRUMENTS

The Derivatives and Hedging topic of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an agreement similar to a master netting agreement. The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at September 30, 2013 and December 31, 2012.

Offsetting of derivative assets and liabilities at September 30, 2013
Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition

Forward currency contracts
Counterparty F	$1,301,342	$(343,407)	$957,935
Counterparty G	170,605	(16,642)	153,963
Counterparty H	3,084,260	(2,284,276)	799,984
Total forward currency contracts	4,556,207	(2,644,325)	1,911,882
Total assets	$4,556,207	$(2,644,325)	$1,911,882

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition

Futures contracts
Counterparty A	$(801,923)	$532,953	$(268,970)
Counterparty C	(3,544,079)	2,399,340	(1,144,739)
Counterparty D	(2,137,809)	1,143,871	(993,938)
Total futures contracts	(6,483,811)	4,076,164	(2,407,647)

Total liabilities	$(6,483,811)	$4,076,164	$(2,407,647)

Offsetting of derivative assets and liabilities at December 31, 2012

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty A	$711,097	$(379,852)	$331,245
Counterparty B	3,544,066	(2,246,978)	1,297,088
Counterparty D	1,382,796	(424,990)	957,806
Total futures contracts	5,637,959	(3,051,820)	2,586,139

Forward currency contracts
Counterparty F	2,097,368	(596,279)	1,501,089

Total assets	$7,735,327	$(3,648,099)	$4,087,228

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Futures contracts
Counterparty C	$(2,695,736)	$2,400,831	$(294,905)
Counterparty E	(665,485)	374,986	(290,499)
Total futures contracts	(3,361,221)	2,775,817	(585,404)

Forward currency contracts
Counterparty G	(17,311)	6,174	(11,137)
Counterparty H	(6,484,028)	6,250,629	(233,399)
Total forward currency contracts	(6,501,339)	6,256,803	(244,536)

Total liabilities	$(9,862,560)	$9,032,620	$(829,940)

The Master Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master Fund’s open positions and the liquidity of the markets in which it trades.

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2013, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2013 and December 31, 2012. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2013

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$34,953	$(637,124)	$185,955	$(14,203)	$(430,419)
Grains	13,250	(453,513)	551,052	(36,273)	74,516
Interest rates	1,394,785	(37,204)	-	(109,673)	1,247,908
Livestock	52,550	(34,460)	18,960	(4,120)	32,930
Metals	833,191	(863,047)	344,599	(870,691)	(555,948)
Softs	192,782	(13,436)	202,651	(30,104)	351,893
Stock indices	251,436	(3,293,353)	-	(86,610)	(3,128,527)
Total futures contracts	2,772,947	(5,332,137)	1,303,217	(1,151,674)	(2,407,647)

Forward currency contracts	3,965,204	(1,237,005)	591,003	(1,407,320)	1,911,882

Total futures and forward currency contracts	$6,738,151	$(6,569,142)	$1,894,220	$(2,558,994)	$(495,765)

Fair value of futures and forward currency contracts at December 31, 2012

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$1,475,418	$(73,002)	$11,630	$(1,710,818)	$(296,772)
Grains	-	(996,610)	720,496	-	(276,114)
Interest rates	2,327,068	(1,022,478)	2,288	-	1,306,878
Livestock	-	(149,420)	-	(7,380)	(156,800)
Metals	506,951	(213,462)	-	(816,189)	(522,700)
Softs	27,532	(1,420)	581,411	(403,619)	203,904
Stock indices	2,089,846	(260,665)	-	(86,840)	1,742,341
Total futures contracts	6,426,815	(2,717,057)	1,315,825	(3,024,846)	2,000,737

Forward currency contracts	3,645,759	(3,798,971)	3,974,478	(2,564,715)	1,256,551

Total futures and forward currency contracts	$10,072,574	$(6,516,028)	$5,290,303	$(5,589,561)	$3,257,288

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and nine months ended September 30, 2013 and 2012 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2013 and 2012

Sector	Three months ended: September 30, 2013	Three months ended: September 30, 2012	Nine months ended: September 30, 2013	Nine months ended: September 30, 2012
Futures contracts:
Energies	$(329,347)	$(4,231,524)	$(4,244,943)	$(4,247,670)
Grains	1,510,125	2,717,732	1,702,592	(347,424)
Interest rates	(1,859,594)	5,352,758	(18,374,879)	11,401,277
Livestock	184,380	(118,146)	(889,150)	(1,380,850)
Metals	(5,761,316)	(3,186,028)	(1,904,083)	(6,368,550)
Softs	(447,178)	(901,092)	310,567	(1,052,759)
Stock indices	4,313,360	1,340,060	14,903,144	(10,583,404)
Total futures contracts	(2,389,570)	973,760	(8,496,752)	(12,579,380)

Forward currency contracts	(56,335)	(214,240)	(8,423,707)	(14,792,884)

Total futures and forward currency contracts	$(2,445,905)	$759,520	$(16,920,459)	$(27,372,264)

For the three months ended September 30, 2013, the monthly average number of futures contracts bought and sold was 31,895 and 27,153, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,035,000,000. Over the same period in 2012, the monthly average of futures contracts bought and sold was 22,580 and 20,571, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,046,000,000.

For the nine months ended September 30, 2013, the monthly average number of futures contracts bought and sold was 36,087 and 37,092, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,274,000,000. Over the same period in 2012, the monthly average of futures contracts bought and sold was 26,121 and 24,835, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,197,000,000.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”), Morgan Stanley & Co. LLC (“MS”) and Barclays Bank PLC (“BB”). The Master Fund’s concentration of credit risk associated with DB, MS or BB nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, MS and BB. The amount of such credit risk was $12,030,054 and $32,592,105 at September 30, 2013 and December 31, 2012, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2013. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership. There was no profit share earned or accrued for the three and nine months ended September 30, 2012.

	Three months ended:	Nine months ended:
	September 30, 2013	September 30, 2013
Profit share earned	$-	$9,932
Profit share accrued (1)	-	-
Total profit share	$-	$9,932

(1)	Included in “Other liabilities” in the Statements of Financial Condition.

6. FINANCIAL HIGHLIGHTS

Returns and ratios to average capital are calculated based on 1) a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and 20% of Trading Profits (the Tracking Partner) and 2) limited partners’ capital taken as a whole. An individual partner’s return and the computation of such ratios based on the amount of expenses and profit share allocation assessed to an individual partner’s capital account may vary from these ratios based on the timing of capital transactions and differences in individual partner’s management fee, selling commission, platform fee and profit share allocation arrangements. Returns are calculated based on 1) a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and 20% of Trading Profits and 2) limited partners’ capital taken as a whole. An individual partner’s returns may vary from these returns based on the timing of capital transactions and differences in individual partners’ management fee, selling commission, platform fee and profit share allocation arrangements.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through September 30, 2013, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

CRITICAL ACCOUNTING ESTIMATES

The Master Fund records its transactions in futures, forward and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Master Fund on the day with respect to which net assets are being determined. Spot currency contracts are valued based on the Spot Price. Forward currency contracts are valued based on pricing models that consider the Spot Price plus the Forward Points. Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Master Fund may be in between these periods. The General Partner’s policy to determine fair value for forward currency contracts involves first calculating the number of Months to Maturity, then identifying the Forward Month Contracts. Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

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

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the Units. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner. As of September 30, 2013, pursuant to this calculation $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, through its investment in the Master Fund, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2013

Total
Partners'
Capital of the
Month Ending:	Partnership
September 30, 2013	$152,895,534
June 30, 2013	172,491,457
December 31, 2012	228,943,314

	Three Months	Nine Months
Change in Partners' Capital	$(19,595,923)	$(76,047,780)
Percent Change	(11.36)%	(33.22)%

THREE MONTHS ENDED SEPTEMBER 30, 2013

The decrease in the Partnership’s net assets of $19,595,923 was attributable to withdrawals of $18,372,359 and a net loss through its investment in the Master Fund of $3,449,714 which was partially offset by contributions of 2,226,150.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2013 decreased $333,813 relative to the corresponding period in 2012. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended September 30, 2013, relative to the corresponding period in 2012.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2013 increased $17,119 relative to the corresponding period in 2012. The increase was due mainly to an increase in the in trading volume at the Master Fund, relative to the corresponding period in 2012.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the three months ended September 30, 2013 decreased $135,543 relative to the corresponding period in 2012. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended September 30, 2013, relative to the corresponding period in 2012.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2013 decreased $83,858 relative to the corresponding period in 2012. The decrease was due mainly to a decrease in the Partnership’s net asset value during the three months ended September 30, 2013, relative to the corresponding period in 2012.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2013 decreased $4,119 relative to the corresponding period in 2012. This decrease was due primarily to a decrease in the Partnership’s average net asset value during the three months ended September 30, 2013 relative to the corresponding period in 2012 which was partially offset by an increase in the effective interest rate of U.S. Treasury Notes held by the Partnership through its investment in the Master Fund.

For the three months ended September 30, 2013, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $1,559,816 from trading operations (including foreign exchange transactions and translations). Management fees of $806,566, brokerage commissions of $208,407, selling commissions and platform fees of $712,453, administrative and operating expenses of $215,076 and custody fees and other expenses of $9,166 were paid or accrued. Interest income of $61,770 partially offset the Master Fund expenses allocated to the Partnership resulting in a net loss of $3,449,714.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.01%
Energies	(0.18)%
Grains	0.59%
Interest rates	(0.73)%
Livestock	0.07%
Metals	(2.21)%
Softs	(0.16)%
Stock indices	1.73%
Trading loss	(0.88)%

NINE MONTHS ENDED SEPTEMBER 30, 2013

The decrease in the Partnership’s net assets of $76,047,780 was attributable to withdrawals of $73,164,159 and a net loss through its investment in the Master Fund of $17,466,649 which was partially offset by contributions of $14,583,028.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2013 decreased $657,486 relative to the corresponding period in 2012. The decrease was due to a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2013, relative to the corresponding period in 2012.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2013 increased $220,879 relative to the corresponding period in 2012. The increase was due mainly to an increase in the trading volume at the Master Fund, relative to the corresponding period in 2012.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the nine months ended September 30, 2013 decreased $117,239 relative to the corresponding period in 2012. The decrease was due to a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2013, relative to the corresponding period in 2012.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2013 decreased $164,939 relative to the corresponding period in 2012. The decrease was due mainly to a decrease in the Partnership’s net asset value during the nine months ended September 30, 2013, relative to the corresponding period in 2012.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2013 increased $13,311 relative to the corresponding period in 2012. This increase was due primarily to an increase in the effective interest rate of U.S. Treasury Notes held by the Partnership, through its investment in the Master Fund, which was partially offset by a decrease in the Partnership’s net asset value during the nine months ended September 30, 2013, relative to the corresponding period in 2012.

For the nine months ended September 30, 2013, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $10,982,296 from trading operations (including foreign exchange transactions and translations). Management fees of $2,783,044, brokerage commissions of $763,326, selling commissions and platform fees of $2,409,837, administrative and operating expenses of $736,696 and custody fees and other expenses of $29,849 were paid or accrued. Interest income of $238,399 partially offset the Master Fund expenses allocated to the Partnership resulting in a net loss of $17,466,649.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(2.92)%
Energies	(1.53)%
Grains	0.65%
Interest rates	(6.02)%
Livestock	(0.32)%
Metals	(0.91)%
Softs	0.06%
Stock indices	4.66%
Trading loss	(6.33)%

MANAGEMENT DISCUSSION – 2013

Three months ended September 30, 2013

The Partnership, through its investment in the Master Fund, posted a loss during the third quarter as gains from trading stock index and grain futures fell short of losses sustained from trading metal, energy, soft commodity and interest rate futures. Trading of currency forwards and livestock futures was essentially flat for the period.

Markets participants struggled to balance the impact of improving economic factors with the uncertainty surrounding monetary and fiscal policy in the U.S. and geopolitical risks emanating from the Middle East, especially Syria and Iran.

With the U.S. economy continuing to grow, Europe apparently emerging from recession and Chinese growth strengthening in the third quarter, equity markets generally advanced. Hence long positions in U.S., European, Japanese, Australian and South African stock index futures were profitable. A short CBOE VIX trade was also profitable. On the other hand, short positions in Chinese, Korean and Hong Kong Equity indices registered losses and were reversed.

Long soybean and soybean meal trades were profitable as Chinese demand increased and weather related factors dampened the supply outlook. A short soybean oil trade was profitable as was a short corn trade that benefitted from an improved USDA forecast. A short wheat trade was unprofitable.

Metal prices rose on the better growth outlook and short positions in both precious and industrial metals generated losses.

Energy prices were volatile during the quarter due to the heightened then reduced tensions in the Middle East, and to the changing economic outlook. Losses from trading RBOB gasoline, London gas oil, heating oil and natural gas were fractionally larger than the gains from trading crude oil.

Interest rates were volatile as uncertainty about U.S. monetary policy ended in September with a surprise “no-taper” decision by the Federal Reserve. Long positions in short-term German, U.S. and Australian instruments and in the JGB were slightly profitable. However, trading of European, Australian and U.K. notes and bonds produced somewhat larger losses.

Currency trading was flat as the dollar weakened during the quarter, apparently due to U.S. fiscal and monetary policy uncertainty. Short dollar trades versus the British pound sterling, Swiss franc, Swedish krona, Korean won and New Zealand dollar and long dollar trades against the currencies of Brazil and India were profitable as was a long Euro/short Turkish lira position. These gains were offset, however, by losses from long dollar positions against the currencies of Australia, Canada, Colombia, Japan, Norway, South Africa and Turkey.

Finally, trading of soft commodities was marginally negative.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership, through its investment in the Master Fund, may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at September 30, 2013 and December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Third Amended and Restated Limited Partnership Agreement, the Partnership may sell Units at the beginning of each calendar month. On July 1, 2013, August 1, 2013 and September 1, 2013 the Partnership sold Units to new and existing limited partners of $1,214,250, $660,000 and $351,900, respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B and Series C Limited Partners during the three months ended September 30, 2013.

	Series A		Series B		Series C
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit
July 31, 2013	6,689.9473	$853.68	1,324.6610	$909.41	284.4810	$918.62
August 31, 2013	8,011.9630	831.83	726.8910	887.43	339.6690	896.60
September 30, 2013	3,821.5027	840.43	337.9926	897.91	72.8657	907.38

Total	18,523.4130		2,389.5446		697.0157

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

The following exhibits are included herewith:

31.01 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer

31.02 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer

31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.01 Section 1350 Certification of Co-Chief Executive Officer

32.02 Section 1350 Certification of Co-Chief Executive Officer

32.03 Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Millburn Ridgefield Corporation,
General Partner

Date: November 14, 2013

/s/ Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)

