Form 10-K
period 2013-12-31
Millburn Multi-Markets Fund L.P.
filed 2014-03-28
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2013

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2013 and 2012 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2013, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

Millburn Multi-Markets Fund L.P.  (the “Partnership”) is a limited partnership organized September 8, 2008 under the Delaware Revised Uniform Limited Partnership Act.  The Partnership commenced operations on August 1, 2009.  The Partnership is required, pursuant to its Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), to invest all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”), a Delaware limited partnership that began trading on October 20, 2004.  The Partnership is one of a number of investors in the Master Fund.  As of December 31, 2013, the Partnership’s partnership percentage in the Master Fund was approximately 59.64% of total partners’ capital of the Master Fund.  The general partner and trading advisor of the Partnership and the Master Fund is Millburn Ridgefield Corporation, a Delaware corporation operating in Greenwich, Connecticut (the “General Partner”).

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

As of December 31, 2013, the aggregate net asset value of the Partnership was $134,225,312 and the aggregate net asset value of the Master Fund was $225,076,115. The net asset value of a Series A Unit originally sold for $1,000.00 as of August 1, 2009 was $849.81 as of December 31, 2013.  The net asset value of a Series B Unit originally sold for $1,000.00 as of August 1, 2009 was $911.91 as of December 31, 2013.  The net asset value of a Series C Unit originally sold for $1,000.00 as of August 1, 2009 was $992.11 as of December 31, 2013.  In each case, these are based on the actual rate of return a Limited Partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a Limited Partner, during each month in the calculation period from August 1, 2009 to December 31, 2013.

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

(c)   Narrative description of business

The Partnership, through the Master Fund, engages in the speculative trading of futures, forward and spot contracts and may trade options thereon as well as swap contracts.  The Master Fund’s sole trading advisor is the General Partner.  The Master Fund trades in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market.  The General Partner makes trading decisions pursuant to its investment and trading methods, which include technical trend analysis, certain non-traditional technical systems (i.e., systems falling outside of traditional technical trend analysis), and money management principles, which may be revised from time to time.  The objective of the General Partner’s investment and trading methods is to (i) incorporate trend-following models to participate in all major sustained price moves in the markets traded and (ii) simultaneously consider non-traditional factors that may enhance, reduce, or even override trend-following model signals.  The General Partner’s approach employs models that analyze data over a time spectrum from several minutes to multiple years.  The models described generally have specific type and frequency of data as inputs. For example, a trend-following model may have daily price data, while a non-traditional model may have fundamental data (e.g. the shape of a country’s yield curve) as its input. In addition to such single-input models, the General Partner deploys models that simultaneously analyze different inputs to generate a directional signal. A majority of trades generated by quantitative models may be unprofitable.  Their objective is to make fewer but larger profits, more than offsetting possibly more numerous but smaller losses.  Consequently, during periods in which market behavior differs significantly from that analyzed to build models, substantial losses are possible, and even likely.

The General Partner is engaged in an ongoing research effort to improve its investment and trading methods and to apply its quantitative analytic expertise to new financial products.

Successful systematic futures and forward trading depends on several factors. Two of the main factors are development and selection of the trading systems used in each market and allocation of portfolio risk among the markets available for trading.

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

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time-frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash, futures, forward or option markets-generated data or government- and industry-generated statistical information); and the objective of the system (profiting from momentum, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the General Partner’s objective is to have several approaches operating simultaneously. Since the early 1980s, the General Partner has used multiple systems for each market.

When arriving at the portfolio allocation, the General Partner generally seeks maximum diversification, subject to liquidity and sector concentration constraints, and each market is traded using a diversified set of trading systems, which may be optimized for groups of markets, sectors or specific markets.  The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently.  The following factors, among others, are considered in constructing a universe of markets to trade for the Master Fund:  profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of markets.  Once the universe of markets is established, the General Partner’s simulation and optimization techniques help determine which markets to include in the Master Fund’s portfolio.  The current allocation to any market in the Master Fund’s portfolio does not exceed 3% of total market exposure, measured by risk allocation.

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

In addition, the General Partner’s risk management processes focus on money management principles applicable to the portfolio as a whole rather than to individual markets.  The first principle is portfolio diversification, which attempts to improve the quality of profits by reducing volatility.

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

The General Partner paid $191,967 of expenses incurred in connection with the organization of the Partnership and the initial offering of the Units.  The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 beginning August 1, 2009 and ending July 1, 2014. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% of the Partnership’s month-end net asset value (a 0.05% annual rate), such excess will not be reimbursed to, but will be absorbed by, the General Partner.  As of December 31, 2013, pursuant to this calculation, $36,987 has been borne by the General Partner and will not be reimbursed by the Partnership.

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

The General Partner receives from the Master Fund a monthly “Management Fee” in respect of each Series’ investment in the Master Fund, in an amount equal to 1/12 of 2% of the net asset value of such Series’ investment in the Master Fund as of each month-end prior to reduction for any redemptions, distributions, any amounts payable to Selling Agents, any accrued Profit Share or the Management Fee then being calculated (a 2% annual rate), prorated for partial months.

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

In connection with the Master Fund’s futures trading, the Master Fund currently executes and clears transactions through J.P. Morgan Securities LLC (“J.P. Morgan”), Deutsche Bank Securities Inc. (“Deutsche Bank”), and Barclays Capital Inc. (“Barclays”), each a registered futures commission merchant, but may use other futures commission merchants or cease using any particular futures commission merchant at any time in the General Partner’s discretion.  The Master Fund currently engages in currency forward trading with Morgan Stanley & Co. LLC (“Morgan Stanley”), Deutsche Bank AG and Barclays Bank PLC, which serve as the Master Fund’s prime brokers in connection with the Master Fund’s foreign currency forward trading, but may utilize the services of additional prime brokers or engage in such trading with other banks and dealers as well. If the Master Fund engages in any commodity swap trading, it intends to do so with highly creditworthy banks and dealers only.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants and swap dealers, such as J.P. Morgan, Deutsche Bank, Deutsche Bank AG, Barclays, Barclays Bank PLC and Morgan Stanley to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership. Should the General Partner’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In October 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural commodity derivatives, futures and options contracts and their economically equivalent swap contracts. All accounts controlled by the General Partner are combined for speculative position limit purposes. On September 28, 2012, the United States District Court for the District of Columbia vacated these rules. In November 2013, however, the CFTC proposed substantially similar rules to its prior position limits regime. The Master Fund could be required to liquidate positions it holds in order to comply with the new position limits regime. Any such liquidation or limited implementation could result in substantial costs to the Partnership. It is as yet unclear whether the rules will have an adverse effect on the Partnership.

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

The CFTC, NFA, futures exchanges or banking authorities may not regulate or only regulate strictly limited aspects of the inter-bank currency markets and trading in these markets. The inter-bank currency markets, however, may in the future become subject to regulation under the Reform Act, a development which may entail increased costs and result in burdensome reporting requirements. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the General Partner would otherwise recommend, to the possible detriment of the Master Fund.

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

(b)   Holders.

As of December 31, 2013, there were 1,659 holders of Series A Units, 205 holders of Series B Units and 64 holders of Series C Units.

(c)   Dividends.

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to the Partners. No distributions have been made on the Units, and none are contemplated.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Units are sold on a monthly basis through the General Partner and selling agents retained by the General Partner to act as its agents. Units were initially issued at $1,000 per Unit and thereafter at net asset value. Between October 1, 2013 and December 31, 2013, the Partnership issued Units at monthly closings, as set forth in the following charts, to both new Limited Partners as well as to existing Limited Partners making additional investments.

Month	Number of Series A Units Sold	Dollar Amount of Series A Units Sold

October 1, 2013	45.2060	$38,000
December 1, 2013	445.4580	$385,000

Total	490.6640	$423,000

Month	Number of Series B Units Sold	Dollar Amount of Series B Units Sold

October 1, 2013	27.8421	$25,000
November 1, 2013	27.2170	$25,000
December 1, 2013	80.9860	$75,000

Total	136.0451	$125,000

The foregoing Units were privately offered and sold only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506(c) of Regulation D under the 1933 Act, and with whom the Partnership, the General Partner or a selling agent acting on behalf of the General Partner has a pre-existing substantive relationship and with respect to whom it has been determined that Units are a suitable investment.

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

The following table summarizes Limited Partner redemptions of Series A, Series B and Series C Units during the fourth calendar quarter of 2013:

Series A Units

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2013	6,084.1082	$858.48
November 30, 2013	7,109.7620	$864.28
December 31, 2013	6,597.6860	$849.81

Total	19,791.5562

Series B Units

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2013	463.7946	918.54
November 30, 2013	1,200.4580	926.09
December 31, 2013	1,577.7030	911.91

Total	3,241.9556

Series C Units

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2013	236.9749	$928.42
November 30, 2013	140.5330	$936.25
December 31, 2013	451.5620	$922.11

Total	829.0699

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2013, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Critical Accounting Estimates

The Master Fund records its transactions in futures, forward and spot contracts, including related income and expenses, on a trade date basis.  Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Master Fund on the day with respect to which net assets are being determined.  Open spot contracts are recorded at fair value based on current market prices (“spot prices”). Open forward currency contracts are recorded at fair value, based on pricing models that consider the current spot prices plus the time value of money (“forward points”) and contractual prices of the underlying financial instruments.  The spot prices and forward points for open forward currency contracts are generally based on the 3:00 P.M. New York time prices provided by widely used quotation service providers on the day with respect to which net assets are being determined.  The forward points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign currency contracts traded by the Partnership may be in between these periods.

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

The General Partner has paid $191,967 of expenses incurred in connection with the organization of the Partnership and the initial offering of the Units. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 beginning August 1, 2009 and ending July 1, 2014. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% of the Partnership’s month-end net asset value (a 0.05% annual rate), such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner. As of December 31, 2013, pursuant to this calculation, $36,987 has been borne by the General Partner and will not be reimbursed by the Partnership.

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

2013

During 2013, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $7,301,191 from trading operations (including foreign exchange transactions and translations). Management fees of $3,519,872, brokerage commissions of $949,326, selling commissions and platform fees of $3,063,298, administrative and operating expenses of $880,918 and custody fees of $38,385 were paid or accrued. Of these expenses, $0 was borne by the General Partner. The Master Fund allocated $0 in Profit Share to the General Partner in respect of the Partnership. Interest income of $287,273 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $15,465,717.

For the year ended December 31, 2013, the Master Fund achieved net realized and unrealized losses of $11,321,617 from trading operations (including foreign exchange transactions and translations).  Management fees of $4,385,318, brokerage commissions of $1,465,468, selling commissions and platform fees of $3,095,844, administrative and operating expenses of $1,215,297 and custody fees of $58,483 were paid or accrued.  Of these expenses, $52,085 were borne by the General Partner or an affiliate.  The Master Fund allocated $9,932 in Profit Share to the General Partner.  Interest income of $442,045 partially offset the Master Fund expenses resulting in a net loss after profit share of $21,057,829.

An analysis of the Master Fund’s trading gain (loss) by sector for the year ended December 31, 2013 is as follows:

Sector	% Gain (Loss)
Currencies	(3.33)%
Energies	(2.13)%
Grains	0.81%
Interest rates	(7.87)%
Livestock	(0.44)%
Metals	(0.96)%
Softs	0.00%
Stock indices	9.80%

Total	(4.12)%

The Partnership, through its investment in the Master Fund, was unprofitable for the year as losses from trading interest rate futures, currency forwards, and energy and metal futures outpaced the sizable gain from trading equity futures and a lesser gain from trading agricultural commodities.

During the year, market participants were encouraged by the gradual, but persistent, improvement in U.S. economic conditions; by signs that China’s growth, while transitioning to a slower pace, would be solid; by at least a modest improvement in European growth dynamics; by continued monetary ease worldwide for most of 2013; and by evidence that some grudging progress was being made on the banking and fiscal problems that have plagued developed economies in recent years.

However, this underlying positive current was interrupted frequently by policy concerns, and political and social disruptions and their ensuing economic uncertainties. On the monetary policy front, the on again-off again talk of Fed tapering; the moves toward a more restrictive policy by the People’s Bank of China starting around midyear, aimed especially toward the shadow banking system; and the interest rate changes by many central banks to influence their currencies—some to support and others to weaken their units— frequently disrupted interest rate and currency markets. U.S. fiscal policy events that influenced market activity included: sequestration at the start of the year, the October government shutdown and the December Murray-Ryan budget agreement. Political and social tensions were rampant worldwide and included: Spanish scandals; Italy elections; Cypriot economic collapse; social unrest in Turkey, Indonesia, Thailand, Brazil, and South Africa; and armed conflict in Syria, Egypt, Iraq and Iran.

Interest rate trading was volatile and unprofitable in 2013. As the year began, the market was still focused on deflation concerns and persistent ease of monetary policy, and long interest rate futures positions were profitable. In May, however, Chairman Bernanke and other Fed officials raised the prospects of “tapering” the Fed’s policy of quantitative ease (QE). In response, yields on U.S. notes and bonds reversed abruptly and moved sharply higher. There was a sympathetic move higher in yields on Canadian, European, British, Australian and Japanese notes and bonds. Thereafter, the uncertain timing of the QE taper led to unsettled trading conditions. Consequently, long positions in U.S., German, Australian, Canadian and British notes and bonds generated losses. Trading of short-term Aussie, German and British interest rate futures was also unprofitable.

Foreign exchange markets were volatile without sustained direction this year. Large changes in developed markets interest rates and uncertainty about QE influenced currency movements. In addition, several countries including Australia, New Zealand, the Czech Republic, Poland, Peru and South Korea took steps to weaken their currencies, while others—Turkey, India, Indonesia, Brazil and South Africa—took steps to support their currencies. Finally, the group of commodity currencies was buffeted by the uncertainty around Chinese growth dynamics. Consequently, losses were sustained in trading the U.S. dollar against the currencies of Australia, New Zealand, Canada, Brazil, Columbia, Switzerland, Norway, the Czech Republic, Russia, Turkey and Singapore. There were profits from a short yen/long dollar trade, a short dollar/long sterling trade, and from trading the dollar against the Indian rupee and Israeli shekel. Non-dollar cross rate trading was fractionally unprofitable.

Energy prices were buffeted by conflicting forces in 2013. Underpinning prices was the overall improvement in growth, particularly in the developed world, and the turmoil that continues to envelop the Middle East. Weighing down prices was the impact of the shale oil revolution, and the transition in China to a less manufacturing focused growth model. In this environment, trading of crude oil, RBOB gasoline, London gas oil, heating oil and natural gas were unprofitable. Meanwhile, energy spread trading was marginally profitable.

Metal trading was fractionally unprofitable as gains from trading copper and from short gold and silver positions lagged behind the losses from long lead and zinc positions.

Equity prices were buoyed by the improving worldwide economic outlook and long positions in U.S., Japanese, European, Australian and Canadian equity futures were highly profitable. On the other hand, the policy tightening in China and the sharp fall in the yen led to losses from trading Chinese, Korean and Singaporean equity futures. Long positions in Indian equity futures were also unprofitable as the Reserve Bank of India raised rates.

The profit from trading soft and agricultural commodities was due to short positions in sugar, Arabica coffee, wheat, corn and soybean oil, to trading of soybeans and to spread trading. Meanwhile, a short cocoa trade and trading of cotton and livestock were unprofitable.

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

Contractual Obligations

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business, through its investment in the Master Fund, is trading futures and forward currency and spot contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities.   The Partnership’s Financial Statements, included as Exhibit 13.1 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Master Fund’s open future and forward currency contracts, both long and short, at December 31, 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.   Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2013 and 2012, as required by this item, is included as Exhibit 13.1 to this report.  Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2013, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The principals and senior officers of the General Partner as of December 31, 2013 are as follows:

Harvey Beker, age 60. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the General Partner and Chief Executive Officer and Chairman of The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners. During his tenure at the General Partner (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. Additionally, he became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective February 8, 1984, May 23, 1989 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn International, LLC (“Millburn International”) since its inception.

Gregg R. Buckbinder, age 55. Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the General Partner and The Millburn Corporation. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of Millburn International since its inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

George E. Crapple, age 69. Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the General Partner and served in the same capacities at The Millburn Corporation through May 31, 2011, and serves as a member of the General Partner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the General Partner in June 1976 and joined the General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association (“MFA”), a former member of the Global Markets Advisory Committee of the CFTC and is currently a member of the board of directors of the Futures Industry Association. Mr. Crapple has also served as Co-Chairman of Millburn International since its inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 44. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner and The Millburn Corporation. Prior to joining the General Partner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 - January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 - September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), former Chairman of the hedge fund industry group MFA, CPO/CTA Advisory Committee (November 2006 to June 2010) and is currently Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (since June 2010), a member of the Editorial Board of the Journal of Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of Millburn International since its inception. Mr. Felsenthal became listed as a Principal of the General Partner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 66. Mr. Fitzsimmons is a Senior Vice-President of the General Partner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities include both business development and investment strategy. He joined the General Partner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 until December 31, 2011 and October 12, 1992 until December 31, 2011, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 56. Mr. Goodman is Executive Vice-President and Executive Director of Trading for the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. As Executive Vice President, Mr. Goodman also plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of Millburn International since its inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He also became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995 and April 5, 1989 and March 8, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Dennis B. Newton, age 62. Mr. Newton is a Senior Vice-President of the General Partner and served in the same capacity at The Millburn Corporation through July 1, 2011. His primary responsibilities are in administration and business development. Prior to joining the General Partner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc. (“Phoenix”), from March 1990 to June 1991. Mr. Newton was listed as a Principal of Phoenix Asset Management, Inc. and Phoenix beginning in June 1990 and April 1990, respectively, and, although he left the firms in August 1991 and June 1991, respectively, his registration as a Principal was not withdrawn until January 1992 and November 1992, respectively. Mr. Newton was registered as an Associated Person of Phoenix from May 1990 until June 1991 and of Phoenix Asset Management, Inc. from May 1990 until January 1992 (although he left the firm prior to that date, in August 1991). Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with the brokerage firm of Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc. Until March 1990, he was registered as an Associated Person with Prudential Equity Group LLC (beginning in October 1987), and was listed as a Principal of the commodity pool operator Seaport Futures Management, Inc. (“Seaport”) (beginning in January 1989) and Prudential Securities Futures Management, Inc. (beginning in June 1989). Mr. Newton was a Director of Seaport, and his responsibilities at Seaport, Prudential-Bache, Prudential Securities Futures Management, Inc. and Prudential Equity Group LLC included the organization and marketing of public commodity pools. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading. Mr. Newton was registered as an Associated Person (March 1981 - October 1987) of Heinold Commodities Inc. Mr. Newton was registered as an Associated Person of Heinold beginning in January 1986 and was listed as a Principal of Heinold beginning in February 1986. Although Mr. Newton left Heinold in October 1987, his registration as an Associated Person and his listing as a Principal were not withdrawn until November 1987. Mr. Newton joined the General Partner as an Associated Person in May 1991, and then joined the General Partner and its affiliates on a full-time basis in September 1991. Mr. Newton became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective May 14, 1997, May 30, 1991 and December 26, 2012, respectively. Mr. Newton became listed as a branch office manager of the General Partner effective December 16, 1991 until January 13, 2014. He also became listed as Principal of The Millburn Corporation effective May 5, 2004 until July 1, 2011.

Grant N. Smith, age 62. Mr. Smith is Executive Vice-President and Director of Research of the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time. Mr. Smith has also served as a Director of Millburn International since its inception, where he, along with the other Directors of Millburn International, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009 and March 8, 2013, respectively. He became listed as a Principal and registered as an Associated Person and Swap Associated Person of The Millburn Corporation effective June 20, 1995, May 21, 1992 and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Tod A. Tanis, age 59. Mr. Tanis is a Vice President and Principal Accounting Officer of the General Partner and The Millburn Corporation. He is responsible for overseeing operations and accounting for the firm’s commodity pools. He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the General Partner and The Millburn Corporation in May 1983. Prior to joining the General Partner and its affiliates, he was with the brokerage firm of E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979. As a Supervisor at E.F. Hutton, he was responsible for supervising internal and external reporting for the futures division. In December of 1982, he was promoted to Manager and continued his role in supervising internal and external reporting. Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with the brokerage firm of Merrill Lynch & Company from September 1976 to May 1978. Mr. Tanis became listed as a Principal of the General Partner and The Millburn Corporation effective July 14, 2004.

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

(b)   Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership is required to invest all its assets in the Master Fund. The General Partner has discretionary authority over the Master Fund’s trading. As of December 31, 2013, the General Partner’s interest was valued at $2,572,915, which constituted 1.92% of the Partnership’s capital as of December 31, 2013.

As of December 31, 2013, no directors or executive officers of the General Partner own beneficially Units in the Partnership.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid to the General Partner $3,519,872 in management fees, $130,010 in administration fees and $0 in profit share for the year ended December 31, 2013.  The General Partner’s capital interest was allocated net loss of $155,408 for the year ended December 31, 2013.  The Partnership paid to the General Partner $4,581,555 in management fees, $166,778 in administration fees and $0 in profit share for the year ended December 31, 2012.  The General Partner’s capital interest was allocated net loss of $235,492 for the year ended December 31, 2012. The General Partner has advanced expenses incurred in connection with the organization of the Partnership and the initial offering of the Units.  The total amount paid by the General Partner was $191,967.  The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199, beginning August 1, 2009 and ending July 1, 2014. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% of the Partnership’s month-end net asset value (a 0.05% annual rate), such excess will not be reimbursed to, but will be borne by, the General Partner. As of December 31, 2013, pursuant to these calculations, $36,987 has been borne by the General Partner and will not be reimbursed by the Partnership.  For each of the two years ended December 31, 2013 and 2012, such costs incurred were $38,388.

Item 14.   Principal Accountant Fees and Services

(1)         Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2013 and 2012 were approximately $41,000 and $40,000, respectively.

(2)         Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(3)         All Other Fees

There were no other fees for the years ended December 31, 2013 and 2012.

(4)         Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2013 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.1.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.1	2013 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

100.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2014.

MILLBURN MULTI-MARKETS FUND L.P.

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chief Executive	March 28, 2014
Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 28, 2014
George E. Crapple	Officer and Director

(Principal Executive Officer)
/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 28, 2014
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 28, 2014
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13. 1	2013 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

100.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits were filed by the Partnership as a part of its Registration Statement on Form 10 (Reg. No. 000-54028) on June 30, 2010 and are incorporated herein by reference.

Exhibit Number	Description of Document

3.1	Certificate of Formation of Millburn Multi-Markets Fund L.P.

10.1	Third Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

The following exhibit was filed by the Partnership as a part of Amendment No. 1 to Registration Statement on Form 10 (Reg. No. 000-54028) on August 27, 2010 and is incorporated herein by reference.

4.1	Third Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Fund L.P.

