Form 10-Q
period 2014-03-31
Millburn Multi-Markets Fund L.P.
filed 2014-05-14
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2014

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

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At March 31, 2014 and December 31, 2013 (unaudited)

(b) For the three months ended March 31, 2014 and 2013 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Investment in Millburn Multi-Markets Trading L.P. (the "Master Fund")	$112,088,982	$134,225,312
Due from Millburn Multi-Markets Trading L.P.	7,813,532	7,461,925
Cash	226,535	45,325

TOTAL	$120,129,049	$141,732,562

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$225,000	$43,000
Capital withdrawal payable	7,813,532	7,461,925
Due to the Master Fund	1,535	2,325

Total liabilities	8,040,067	7,507,250

PARTNERS' CAPITAL:
General Partner	2,636,877	2,572,915

Limited Partners:
Series A (114,437.2621 and 137,419.5284 units outstanding)	98,676,399	116,781,042
Series B (8,122.2752 and 11,797.5645 units outstanding)	7,548,339	10,758,367
Series C (3,432.2170 and 4,460.4110 units outstanding)	3,227,367	4,112,988

Total limited partners	109,452,105	131,652,397

Total partners' capital	112,088,982	134,225,312

TOTAL	$120,129,049	$141,732,562

NET ASSET VALUE PER UNIT OUTSTANDING
Series A	$862.27	$849.81
Series B	$929.34	$911.91
Series C	$940.32	$922.11

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2014	March 31, 2013
NET INVESTMENT LOSS

INVESTMENT INCOME — Interest income (allocated from the Master Fund)	$38,259	$90,933

EXPENSES:
Management fees	626,564	1,048,028
Brokerage commissions (allocated from the Master Fund)	140,893	263,049
Selling commissions and platform fees	560,505	874,965
Administrative and operating expenses	169,553	275,833
Custody fees (allocated from the Master Fund)	6,892	10,440

Total expenses	1,504,407	2,472,315

NET INVESTMENT LOSS	(1,466,148)	(2,381,382)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	4,862,412	7,799,115
Foreign exchange translation	(40,969)	(32,440)
Net change in unrealized:
Futures and forward currency contracts	(1,461,409)	(1,420,738)
Foreign exchange translation	461	(48,046)
Net gains (losses) from U.S. Treasury notes:
Realized	1,713	4,922
Net change in unrealized	(530)	10,204

Net realized and unrealized gains allocated from the Master Fund	3,361,678	6,313,017

NET INCOME	1,895,530	3,931,635

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	-	-

NET INCOME AFTER PROFIT SHARE	$1,895,530	$3,931,635

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2014 and 2013

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2013	$2,572,915	$116,781,042	137,419.5284	$10,758,367	11,797.5645	$4,112,988	4,460.4110	$134,225,312

Capital contributions	-	326,900	382.9556	10,000	11.2465	-	-	336,900
Capital withdrawals	-	(20,020,434)	(23,365.2219)	(3,388,562)	(3,686.5358)	(959,764)	(1,028.1940)	(24,368,760)
Net income after profit share	63,962	1,588,891	-	168,534	-	74,143	-	1,895,530
PARTNERS' CAPITAL — March 31, 2014	$2,636,877	$98,676,399	114,437.2621	$7,548,339	8,122.2752	$3,227,367	3,432.2170	$112,088,982

Net Asset Value per Unit at March 31, 2014			$862.27		$929.34		$940.32

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2012	$3,228,323	$168,880,502	181,345.3268	$20,299,372	20,671.4907	$36,535,117	36,885.1442	$228,943,314

Capital contributions	-	7,828,959	8,349.2316	478,000	482.0706	172,061	172.9588	8,479,020
Capital withdrawals	-	(7,242,831)	(7,682.3406)	(2,874,417)	(2,879.3590)	(31,348,974)	(30,995.9188)	(41,466,222)
Net income after profit share	83,255	2,676,082	-	401,740	-	770,558	-	3,931,635
PARTNERS' CAPITAL — March 31, 2013	$3,311,578	$172,142,712	182,012.2178	$18,304,695	18,274.2023	$6,128,762	6,062.1842	$199,887,747

Net Asset Value per Unit at March 31, 2013			$945.78		$1,001.67		$1,010.98

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2014

The following information presents per unit operating performance data for each series for the three months ended March 31, 2014.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$849.81	$911.91	$922.11

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(10.39)	(7.16)	(6.66)
Total trading and investing gains (1)	22.85	24.59	24.87

Net income before profit share allocation from Master Fund	12.46	17.43	18.21

Profit share allocation from Master Fund (1) (6)	0.00	0.00	0.00

Net income from operations after profit share allocation from Master Fund	12.46	17.43	18.21

NET ASSET VALUE PER UNIT — End of period	$862.27	$929.34	$940.32

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	1.47%	1.91%	1.97%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	1.47%	1.91%	1.97%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	5.00%	3.25%	3.00%
Profit share allocation from Master Fund (2) (6)	0.00	0.00	0.00

Total expenses	5.00%	3.25%	3.00%

Net investment loss (3) (4) (5)	(4.88)%	(3.13)%	(2.88)%

(1)	The net investment loss per unit and profit share allocation from Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2013

The following information presents per unit operating performance data for each series for the three months ended March 31, 2013.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$931.26	$982.00	$990.51

LOSS ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(11.50)	(7.78)	(6.98)
Total trading and investing gains (1)	26.02	27.45	27.45

Net income before profit share allocation from the Master Fund	14.52	19.67	20.47

Profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	14.52	19.67	20.47

NET ASSET VALUE PER UNIT — End of period	$945.78	$1,001.67	$1,010.98

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	1.56%	2.00%	2.07%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	1.56%	2.00%	2.07%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	5.05%	3.29%	2.98%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00

Total expenses	5.05%	3.29%	2.98%

Net investment loss (3) (4) (5)	(4.88)%	(3.12)%	(2.82)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at March 31, 2014 and December 31, 2013 and the results of its operations for the three and three months ended March 31, 2014 and 2013 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2013 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2013 information has been derived from the audited financial statements as of December 31, 2013.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2010 to 2013, the General Partner has determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for the fiscal year 2013.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2014 and December 31, 2013 was 54.09% and 59.64%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets. The Partnership is allocated its pro rata portion of the administration fee which is charged at the Master Fund level. As of March 31, 2014 and December 31, 2013, $33,727 and $33,664, respectively, was payable by the Master Fund to the General Partner and is included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the units of limited partnership (“Units”). The total amount paid by the General Partner was $191,967. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner. As of March 31, 2014, pursuant to this calculation, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership. For each of the three months ended March 31, 2014 and 2013, the costs incurred by the Partnership were $9,597 and $9,597, respectively. Organization and initial offering costs are included in “administrative and operating expenses” in the Master Fund’s Statements of Operations. Accordingly, as of March 31, 2014 and December 31, 2013, $6,399 and $3,199 were payable by the Master Fund to the General Partner as reimbursement for such costs and are included in “accrued expenses” in the Master Fund’s Statement of Financial Condition.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At March 31, 2014 and December 31, 2013, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ending March 31,
	2014	2013
Series A	130,225.284	182,971.352
Series B	11,009.689	19,543.610
Series C	4,299.906	17,088.569

(a) At March 31, 2014 and December 31, 2013 (unaudited)

(b) For the three months ended March 31, 2014 and 2013 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2014	2013
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes–at fair value (amortized cost $37,596,015 and $52,439,595)	$37,601,249	$52,444,713
Net unrealized appreciation on open futures and forward currency contracts	3,287,593	5,422,647
Due from brokers	3,212,929	1,015,003
Cash denominated in foreign currencies (cost $2,425,818 and $7,036,099)	2,427,966	7,037,511
Total equity in trading accounts	46,529,737	65,919,874

INVESTMENTS IN U.S. TREASURY NOTES–at fair value (amortized cost $164,789,038 and $165,525,889)	164,813,209	165,550,471
CASH AND CASH EQUIVALENTS	5,364,640	6,375,769
ACCRUED INTEREST RECEIVABLE	195,484	517,220
DUE FROM MILLBURN MULTI-MARKETS LTD.	1,541	1,730
DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	1,535	2,325
TOTAL	$216,906,146	$238,367,389

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$550,032	$100,584
Capital withdrawals payable	8,312,819	8,971,204
Management fee payable	268,051	297,685
Selling commissions payable	176,039	208,312
Accrued expenses	317,377	257,634
Due to broker	-	3,412,494
Commissions and other trading fees on open futures contracts	32,644	43,361
Due to General Partner	605	-
Other liabilities	13,832	-
Total liabilities	9,671,399	13,291,274

PARTNERS' CAPITAL	207,234,747	225,076,115

TOTAL	$216,906,146	$238,367,389

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2014

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

LONG FUTURES CONTRACTS:
Energies	0.11%	$229,469
Grains	0.42	872,338
Interest rates:
30 Year U.S. Treasury Bond (269 contracts, settlement date June 2014)	0.05	105,594
Other interest rates	0.06	128,257
Total interest rates	0.11	233,851

Livestock	0.04	92,680
Metals	(0.19)	(399,215)
Softs	0.02	47,222
Stock indices	0.90	1,867,559
Total long futures contracts	1.41	2,943,904
SHORT FUTURES CONTRACTS:
Energies	(0.03)	(62,566)
Grains	(0.23)	(479,264)
Livestock	(0.02)	(34,560)
Metals	(0.10)	(203,580)
Softs	(0.05)	(97,206)
Stock indices	0.00	5,488
Total short futures contracts	(0.43)	(871,688)
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	0.98	2,072,216
FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	0.56	1,155,286
Total short forward currency contracts	(0.24)	(489,941)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	0.32	665,345
TOTAL	1.30%	$2,737,561

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2014

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$27,240,000	U.S. Treasury notes, 1.000%, 05/15/2014	13.16	27,271,922
53,140,000	U.S. Treasury notes, 0.625%, 07/15/2014	25.68	53,227,183
56,970,000	U.S. Treasury notes, 0.250%, 09/15/2014	27.52	57,021,183
64,750,000	U.S. Treasury notes, 0.375%, 03/15/2015	31.31	64,894,170
	Total investments in U.S. Treasury notes (amortized cost $202,385,053)	97.67%	$202,414,458

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2013

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.05)%	$(113,824)
Grains	(0.31)	(688,487)
Interest rates	(0.76)	(1,698,101)
Livestock	0.03	57,200
Metals	1.20	2,702,747
Softs	(0.02)	(47,908)
Stock indices	2.47	5,556,187

Total long futures contracts	2.56	5,767,814

Short futures contracts:
Energies	(0.05)	(110,994)
Grains	0.25	562,205
Interest rates:
5 Year U.S. Treasury Note (-460 contracts, settlement date March 2014)	0.00	6,281
10 Year U.S. Treasury Note (-89 contracts, settlement date March 2014)	0.01	12,047
30 Year U.S. Treasury Bond (-9 contracts, settlement date March 2014)	0.00	1,094
Other interest rates	(0.05)	(117,832)

Total interest rates	(0.04)	(98,410)

Livestock	(0.01)	(12,350)
Metals	(0.44)	(997,297)
Softs	0.05	112,455
Stock indices	0.06	127,200

Total short futures contracts	(0.18)	(417,191)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	2.38	5,350,623

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.15)	(335,431)
Total short forward currency contracts	0.13	306,871

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.02)	(28,560)

TOTAL	2.36%	$5,322,063

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2013

U.S. TREASURY NOTES

		Fair Value
		as a % of
Face Amount	Description	Partners’ Capital	Fair Value

$64,750,000	U.S. Treasury notes, 1.250%, 03/15/2014	28.84%	$64,904,287
27,240,000	U.S. Treasury notes, 1.000%, 05/15/2014	12.14	27,332,042
68,540,000	U.S. Treasury notes, 0.625%, 07/15/2014	30.53	68,735,446
56,970,000	U.S. Treasury notes, 0.250%, 09/15/2014	25.34	57,023,409

	TOTAL INVESTMENTS IN U.S. TREASURY NOTES (amortized cost $217,965,484)	96.85%	$217,995,184

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2014	2013
INVESTMENT INCOME — Interest income	$66,117	$136,417

EXPENSES:
Brokerage fees	243,362	395,983
Management fees	836,962	1,298,323
Selling commissions and platform fees	564,683	885,973
Administrative and operating expenses	247,177	357,056
Custody fees	11,645	15,265
Total expenses	1,903,829	2,952,600

NET INVESTMENT LOSS	(1,837,712)	(2,816,183)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	8,556,073	11,834,568
Foreign exchange translation	(68,302)	(50,543)
Net change in unrealized:
Futures and forward currency contracts	(2,584,502)	(2,492,073)
Foreign exchange translation	736	(70,064)
Net gains (losses) from U.S. Treasury notes
Realized	2,783	7,516
Net change in unrealized	(295)	13,852
Total net realized and unrealized gains	5,906,493	9,243,256

NET INCOME	4,068,781	6,427,073
LESS PROFIT SHARE TO GENERAL PARTNER	13,832	218,270
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$4,054,949	$6,208,803

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2014:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2014	$223,671,126	$-	$1,404,989	$225,076,115
Contributions	3,396,900	-	-	3,396,900
Withdrawals	(25,293,217)	-	-	(25,293,217)
Net income	4,032,845	-	35,936	4,068,781
General Partner's allocation - profit share	(13,832)	-	-	(13,832)
PARTNERS' CAPITAL- March 31, 2014	$205,793,822	$-	$1,440,925	$207,234,747

For the three months ended March 31, 2013:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2013	$332,882,210	$-	$1,682,328	$334,564,538
Contributions	9,105,190	-	-	9,105,190
Withdrawals	(48,015,494)	-	-	(48,015,494)
Net income	6,382,462	68	44,543	6,427,073
General Partner's allocation - profit share	(218,270)	9,310	-	(208,960)
PARTNERS' CAPITAL- March 31, 2013	$300,136,098	$9,378	$1,726,871	$301,872,347

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31	March 31
	2014	2013

Total return before General Partner profit share allocation (3)	2.05%	2.14%
Less: General Partner profit share allocation (3)	0.00	0.00

Total return after General Partner profit share allocation (3)	2.05%	2.14%

Ratios to average net asset value:
Expenses (1) (4)	2.72%	2.76%
General Partner profit share allocation (3)	0.00	0.00

Total expenses (1)	2.72%	2.76%

Net investment loss (1) (2) (4)	(2.60)%	(2.60)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the Partnership's proportionate share of expenses allocated from the Partnership's operations.

(2) Excludes General Partner profit share allocation and includes interest income.

(3) Not Annualized

(4) Annualized

See notes to financial statements

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended
	March 31	March 31
	2014	2013

Total return before General Partner profit share allocation (3)	1.86%	1.90%
Less: General Partner profit share allocation (3)	0.01	0.07

Total return after General Partner profit share allocation (3)	1.85%	1.83%

Ratios to average net asset value:
Expenses (1) (4)	3.48%	3.72%
General Partner profit share allocation (3)	0.01	0.07

Total expenses (1)	3.49%	3.79%

Net investment loss (1) (2) (4)	(3.36)%	(3.56)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the proportionate share of expenses of the U.S. Feeder, Cayman Feeder and Cayman SPC Feeder (as defined in Footnote 1).

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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2014 (unaudited) and December 31, 2013 and the results of its operations for the three months ended March 31, 2014 and 2013 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2013 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2013 information has been derived from the audited financial statements as of December 31, 2013. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

The Master Fund enters into contracts with various financial institutions that contain a variety of indemnifications. The Master Fund's maximum exposure under these arrangements is unknown. However, the Master Fund has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2010 to 2013, the General Partner has determined that no reserves for uncertain tax positions were required.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund, and the Cayman SPC Feeder invests approximately two-thirds of its assets in the Master Fund. At March 31, 2014 and December 31, 2013, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	March 31,	December 31,
	2014	2013
Partnership	54.09%	59.64%
Cayman Feeder	4.55%	3.60%
Cayman SPC Feeder	26.57%	23.54%

Total	85.21%	86.78%

The capital withdrawals payable at March 31, 2014 and December 31, 2013 were $8,312,819 and $8,971,204, respectively, detailed below. There were no redemptions payable to the Cayman SPC Feeder at December 31, 2013.

	March 31,	December 31,
	2014	2013
Direct investors (1)	$212,892	$1,509,279
Partnership (2)	7,812,927	7,461,925
Cayman SPC Feeder	287,000	-

Total	$8,312,819	$8,971,204

(1) Includes General Partner redemptions at December 31, 2013 of $9,279

(2) Net of redemption penalty payable at March 31, 2014 and December 31, 2013 of $605 and $0, respectively

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

During three months ended March 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of March 31, 2014 and December 31, 2013 in valuing the Master Fund’s investments at fair value. At March 31, 2014 and December 31, 2013, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2014

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$202,414,458	$-	$202,414,458

Exchange-traded futures contracts
Energies	166,903	-	166,903
Grains	393,074	-	393,074
Interest rates	233,851	-	233,851
Livestock	58,120	-	58,120
Metals	(602,795)	-	(602,795)
Softs	(49,984)	-	(49,984)
Stock indices	1,873,047	-	1,873,047

Total exchange-traded futures contracts	2,072,216	-	2,072,216

Over-the-counter forward currency contracts	-	665,345	665,345

Total futures and forward currency contracts (2)	2,072,216	665,345	2,737,561

Total financial assets and liabilities at fair value	$204,486,674	$665,345	$205,152,019

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$37,601,249
Investments in U.S. Treasury notes held in custody			164,813,209
Total investments in U.S. Treasury notes			$202,414,458

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,287,593
Net unrealized depreciation on open futures and forward currency contracts			(550,032)
Total unrealized appreciation on open futures and forward currency contracts			$2,737,561

Financial assets and liabilities at fair value as of December 31, 2013

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$217,995,184	$-	$217,995,184

Exchange-traded futures contracts
Energies	(224,818)	-	(224,818)
Grains	(126,282)	-	(126,282)
Interest rates	(1,796,511)	-	(1,796,511)
Livestock	44,850	-	44,850
Metals	1,705,450	-	1,705,450
Softs	64,547	-	64,547
Stock indices	5,683,387	-	5,683,387

Total exchange-traded futures contracts	5,350,623	-	5,350,623

Over-the-counter forward currency contracts	-	(28,560)	(28,560)

Total futures and forward currency contracts (2)	5,350,623	(28,560)	5,322,063

Total financial assets and liabilities at fair value	$223,345,807	$(28,560)	$223,317,247

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$52,444,713
Investments in U.S. Treasury notes held in custody			165,550,471
Total investments in U.S. Treasury notes			$217,995,184

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,422,647
Net unrealized depreciation on open futures and forward currency contracts			(100,584)
Total unrealized appreciation on open futures and forward currency contracts			$5,322,063

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at March 31, 2014, by market sector:

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

Energies – The Master Fund’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the oil producing countries and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this sector.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2014 and December 31, 2013. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2014

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$376,850	$(147,381)	$81,683	$(144,249)	$166,903
Grains	1,172,664	(300,326)	109,561	(588,825)	393,074
Interest rates	1,031,924	(798,073)	-	-	233,851
Livestock	152,410	(59,730)	6,030	(40,590)	58,120
Metals	621,688	(1,020,903)	565,237	(768,817)	(602,795)
Softs	284,941	(237,719)	16,217	(113,423)	(49,984)
Stock indices	2,055,552	(187,993)	31,819	(26,331)	1,873,047
Total futures contracts	5,696,029	(2,752,125)	810,547	(1,682,235)	2,072,216

Forward currency contracts	2,814,948	(1,659,662)	438,184	(928,125)	665,345

Total futures and forward currency contracts	$8,510,977	$(4,411,787)	$1,248,731	$(2,610,360)	$2,737,561

Fair value of futures and forward currency contracts at December 31, 2013

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$324,204	$(438,028)	$116,564	$(227,558)	$(224,818)
Grains	13,743	(702,230)	572,390	(10,185)	(126,282)
Interest rates	269,826	(1,967,927)	75,706	(174,116)	(1,796,511)
Livestock	61,020	(3,820)	8,290	(20,640)	44,850
Metals	3,040,144	(337,397)	150,605	(1,147,902)	1,705,450
Softs	117,351	(165,259)	138,379	(25,924)	64,547
Stock indices	5,585,169	(28,982)	146,700	(19,500)	5,683,387
Total futures contracts	9,411,457	(3,643,643)	1,208,634	(1,625,825)	5,350,623

Forward currency contracts	1,735,216	(2,070,647)	757,083	(450,212)	(28,560)

Total futures and forward currency contracts	$11,146,673	$(5,714,290)	$1,965,717	$(2,076,037)	$5,322,063

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2014 and 2013 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2014 and 2013

	Three months	Three months
	ended:	ended:
	March 31,	March 31,
Sector	2014	2013
Futures contracts:
Energies	$678,149	$(942,948)
Grains	1,595,764	(247,514)
Interest rates	5,262,928	(3,702,486)
Livestock	801,590	(718,950)
Metals	(2,772,925)	(1,686,965)
Softs	908,983	1,010,141
Stock indices	(715,470)	14,577,872
Total futures contracts	5,759,019	8,289,150

Forward currency contracts	212,552	1,053,345

Total futures and forward currency contracts	$5,971,571	$9,342,495

For the three months ended March 31, 2014, the monthly average number of futures contracts bought and sold was 25,490 and 24,498, respectively, and the monthly average notional value of forward currency contracts traded was approximately $531,000,000. Over the same period in 2013, the monthly average of futures contracts bought and sold was 33,705 and 36,290, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,183,000,000.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an agreement similar to a master netting agreement. The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2014 and December 31, 2013.

On January 1, 2013, the Partnership adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statement of Financial Position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The new guidance did not have a significant impact on the Partnership’s financial statements.

Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach  to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures  about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental characteristics of an investment company. Although the Partnership does not possess all of the typical characteristics of an investment company, its activities are consistent with those of an investment company.

Offsetting of derivative assets and liabilities at March 31, 2014

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty A	$944,680	$(300,130)	$644,550
Counterparty C	3,689,760	(2,480,828)	1,208,932
Counterparty D	1,872,136	(1,653,402)	218,734
Total futures contracts	6,506,576	(4,434,360)	2,072,216

Forward currency contracts
Counterparty H	3,153,985	(1,938,608)	1,215,377

Total assets	$9,660,561	$(6,372,968)	$3,287,593

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition
Forward currency contracts
Counterparty F	$(525,462)	$98,769	$(426,693)
Counterparty G	(123,717)	378	(123,339)
Total forward currency contracts	(649,179)	99,147	(550,032)

Total liabilities	$(649,179)	$99,147	$(550,032)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty A	$644,550	$-	$(644,550)	$-
Counterparty C	1,208,932	-	(1,208,932)	-
Counterparty D	218,734	-	(218,734)	-
Counterparty H	1,215,377	-	(1,215,377)	-

Total	$3,287,593	$-	$(3,287,593)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty F	$426,693	$-	$(426,693)	$-
Counterparty G	123,339	-	(123,339)	-

Total	$550,032	$-	$(550,032)	$-

(1)	Collateral received and pledged includes both cash and U.S. Treasury notes held at each respective broker.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2014.
(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of March 31, 2014.

Offsetting of derivative assets and liabilities at December 31, 2013

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition
Futures contracts
Counterparty A	$2,277,503	$(400,071)	$1,877,432
Counterparty C	6,037,494	(3,092,216)	2,945,278
Counterparty D	2,305,094	(1,777,181)	527,913
Total futures contracts	10,620,091	(5,269,468)	5,350,623

Forward currency contracts
Counterparty F	229,752	(207,282)	22,470
Counterparty G	53,380	(3,826)	49,554
Total forward currency contracts	283,132	(211,108)	72,024

Total assets	$10,903,223	$(5,480,576)	$5,422,647

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition
Forward currency contracts
Counterparty H	$2,309,751	$(2,209,167)	$100,584

Total liabilities	$2,309,751	$(2,209,167)	$100,584

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty A	$1,877,432	$-	$(1,877,432)	$-
Counterparty C	2,945,278	-	(2,945,278)	-
Counterparty D	527,913	-	(527,913)	-
Counterparty F	22,470	-	(22,470)	-
Counterparty G	49,554	-	(49,554)	-

Total	$5,422,647	$-	$(5,422,647)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty H	$100,584	$-	$(100,584)	$-

Total	$100,584	$-	$(100,584)	$-

(1)	Collateral received and pledged includes both cash and U.S. Treasury notes held at each respective broker.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2013.
(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2013.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”), Morgan Stanley & Co. LLC (“MS”) and Barclays Bank PLC (“BB”). The Master Fund’s concentration of credit risk associated with DB, MS or BB nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, MS and BB. The amount of such credit risk was $15,040,661 and $16,770,954 at March 31, 2014 and December 31, 2013, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during three months ended March 31, 2014 and 2013. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:		Three months ended:
	March 31, 2014		March 31, 2013
Profit share earned	$-		$9,310
Profit share accrued	13,832	(1)	208,960
Total profit share	$13,832		$218,270

(1)	Included in “Other liabilities” in the Statements of Financial Condition.

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

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the Units. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner. As of March 31, 2014, pursuant to this calculation $36,987 has been borne by the General Partner and will not be reimbursed by the Partnership.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, through its investment in the Master Fund, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Period ended March 31, 2014

Total
Partners'
Capital of the
Month Ending:	Partnership
March 31, 2014	$112,088,982
December 31, 2013	134,225,312

Three Months
Change in Partners' Capital	$(22,136,330)
Percent Change	(16.49)%

THREE MONTHS ENDED MARCH 31, 2014

The decrease in the Partnership’s net assets of $22,136,330 was attributable to withdrawals of $24,368,760 which was partially offset by contributions of $336,900 and net income through its investment in the Master Fund of $1,895,530.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2014 decreased $421,464 relative to the corresponding period in 2013. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2014, relative to the corresponding period in 2013.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2014 decreased $122,156 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in trading volume at the Master Fund, relative to the corresponding period in 2013.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the three months ended March 31, 2014 decreased $314,460 relative to the corresponding period in 2013. The decrease was due to a decrease in the average net asset value of commission paying investors of the Partnership during the three months ended March 31, 2014, relative to the corresponding period in 2013.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2014 decreased $106,280 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in the Partnership’s net asset value during the three months ended March 31, 2014, relative to the corresponding period in 2013.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2014 decreased $52,674 relative to the corresponding period in 2013. This decrease was due primarily to a decrease in the effective interest rate of U.S. Treasury Notes held by the Partnership through its investment in the Master Fund which was partially offset by a decrease in the Partnership’s net asset value during the three months ended March 31, 2014 relative to the corresponding period in 2013.

For the three months ended March 31, 2014, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $3,361,678 from trading operations (including foreign exchange transactions and translations). Management fees of $626,564, brokerage commissions of $140,893, selling commissions and platform fees of $560,505, administrative and operating expenses of $169,553 and custody fees and other expenses of $6,892 were paid or accrued. Interest income of $38,254 partially offset the Master Fund expenses allocated to the Partnership resulting in net income of $1,895,530.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.15%
Energies	0.32%
Grains	0.72%
Interest rates	2.34%
Livestock	0.37%
Metals	(1.23)%
Softs	0.41%
Stock indices	(0.28)%
Trading gain	2.80%

MANAGEMENT DISCUSSION – 2014

Three months ended March 31, 2014

After a quarter of significant market volatility, the Partnership, through its investment in the Master Fund, produced a profit, predominantly due to gains from long interest rate futures positions. There were also profits from trading agricultural commodities, energy and currencies, but these were largely offset by the losses from trading metals.

Shifting perceptions about U.S. and Chinese growth prospects, about the future course of Federal Reserve monetary policy, about political and economic turmoil in several emerging economies—including Turkey, India, Indonesia, and Thailand, and about the impact of the Russia/Ukraine-Crimea situation kept markets off balance during the quarter.

Given persistent concerns about worldwide growth, and social and political unrest in numerous emerging markets and a lack of inflationary impulses in the developed world, it should come as no surprise that a flight to safety and quality would push up note and bond prices. Consequently, long positions in German, French, Italian, Japanese, Canadian and U.S. note and bond futures were profitable. Long positions in U.S. and German short term interest rate futures also registered gains. On the other hand, trading Australian and British note and bond futures was unprofitable.

Equity prices were particularly volatile during the quarter as the markets digested weather related growth problems in the U.S., slowing Chinese growth, the outlook for U.S. Quantitative easing, and Chinese policy efforts to wring excess debt and capacity out of the economy without threatening too many corporate defaults or bankruptcies. Losses from trading of and long positions in Chinese, Hong Kong, Korean, Japanese, Singaporean and Australian equity futures that slightly outweighed the gains from long U.S., German, Spanish and Canadian equity futures positions.

Foreign exchange markets were rattled by the political and economic turmoil in many emerging markets, by monetary policy developments in China and the U.S., as well as by growth concerns. Short U.S. dollar positions against sterling, the Indian rupee, the New Zealand dollar, and the Swiss franc were profitable, as were long dollar trades against Chile and Russia and a long New Zealand/short Canada trade. These gains were partially offset by losses on: short dollar trades against the euro, Czech koruna, Polish zloty and Korean won; a long U.S./short Singapore dollar position; long euro trades versus Australia, Turkey and Hungary; a short euro trade versus the Polish zloty; and trading the Australian dollar relative to the yen and pound sterling.

Turning to agricultural commodities, long positions in soybeans, soybean meal, corn, coffee, cocoa, cotton and livestock, and a short wheat trade were profitable. Meanwhile, short sugar and soybean oil trades produced small losses.

Metal trading was unprofitable due to losses from long copper, lead, gold and silver trades and from a short aluminum position. A long nickel trade produced a partially offsetting profit.

Energy trading was marginally profitable as gains from a long WTI crude position and trading of natural gas outweighed the losses from long Brent crude and London gas oil positions.

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

For the three months ended March 31, 2013, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized income of $6,313,017 from trading operations (including foreign exchange transactions and translations). Management fees of $1,048,028, brokerage commissions of $263,049, selling commissions and platform fees of $874,965, administrative and operating expenses of $275,833 and custody fees and other expenses of $10,440 were paid or accrued. Interest income of $90,933 partially offset the Master Fund expenses allocated to the Partnership resulting in net income of $3,931,635.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership, through its investment in the Master Fund, may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at March 31, 2014 and December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On January 1, 2014, February 1, 2014 and March 1, 2014 the Partnership sold Interests to new and existing limited partners of $43,000, $85,000 and $208,900, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended March 31, 2014.

	Series A		Series B		Series C
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
January 31, 2014	(4,380.5150)	$827.41	(942.7957)	$889.16	(174.0935)	$899.29
February 28, 2014	(13,110.6020)	864.25	(514.4552)	930.11	(134.5027)	940.90
March 31, 2014	(5,874.1049)	862.27	(2,229.2849)	929.34	(719.5978)	940.32

Total	(23,365.2219)		(3,686.5358)		(1,028.1940)

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
General Partner

Date: May 14, 2014

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)

