Form 10-Q
period 2014-06-30
Millburn Multi-Markets Fund L.P.
filed 2014-08-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2014

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

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At June 30, 2014 and December 31, 2013 (unaudited)

(b) For the six months ended June 30, 2014 and 2013 (unaudited)

(c) For the three and six months ended June 30, 2014 and 2013 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Investment in Millburn Multi-Markets Trading L.P. (the "Master Fund")	$114,129,379	$134,225,312
Due from Master Fund	2,202,545	7,461,925
Cash	214,949	45,325

TOTAL	$116,546,873	$141,732,562

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$214,000	$43,000
Capital withdrawal payable	2,202,545	7,461,925
Due to the Master Fund	949	2,325

Total liabilities	2,417,494	7,507,250

PARTNERS' CAPITAL:
General Partner	2,866,033	2,572,915

Limited Partners:
Series A (108,384.7256 and 137,419.5284 units outstanding)	100,568,582	116,781,042
Series B (7,563.3792 and 11,797.5645 units outstanding)	7,596,897	10,758,367
Series C (3,046.2890 and 4,460.4110 units outstanding)	3,097,867	4,112,988

Total limited partners	111,263,346	131,652,397

Total partners' capital	114,129,379	134,225,312

TOTAL	$116,546,873	$141,732,562

NET ASSET VALUE PER UNIT OUTSTANDING
Series A	$927.88	$849.81
Series B	$1,004.43	$911.91
Series C	$1,016.93	$922.11

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2014	June 30, 2013
NET INVESTMENT LOSS

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$32,776	$85,696

EXPENSES:
Management fees	568,263	928,450
Brokerage commissions (allocated from the Master Fund)	110,165	291,870
Selling commissions and platform fees	515,505	822,419
Administrative and operating expenses	155,230	245,787
Custody fees (allocated from the Master Fund)	9,268	10,243

Total expenses	1,358,431	2,298,769

NET INVESTMENT LOSS	(1,325,655)	(2,213,073)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,962,846	(17,658,980)
Foreign exchange translation	19,077	(125,768)
Net change in unrealized:
Futures and forward currency contracts	1,821,741	2,049,686
Foreign exchange translation	(2,935)	18,709
Net gains (losses) from U.S. Treasury notes:
Realized	1,586	1,748
Net change in unrealized	1,829	(20,892)

Net realized and unrealized gains (losses) allocated from the Master Fund	9,804,144	(15,735,497)

NET INCOME (LOSS)	8,478,489	(17,948,570)

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	-	-

NET INCOME (LOSS) AFTER PROFIT SHARE	$8,478,489	$(17,948,570)

(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2014	June 30, 2013
NET INVESTMENT LOSS

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$71,035	$176,629

EXPENSES:
Management fees	1,194,827	1,976,478
Brokerage commissions (allocated from the Master Fund)	251,058	554,919
Selling commissions and platform fees	1,076,010	1,697,384
Administrative and operating expenses	324,783	521,620
Custody fees (allocated from the Master Fund)	16,160	20,683

Total expenses	2,862,838	4,771,084

NET INVESTMENT LOSS	(2,791,803)	(4,594,455)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	12,825,258	(9,859,865)
Foreign exchange translation	(21,892)	(158,208)
Net change in unrealized:
Futures and forward currency contracts	360,332	628,948
Foreign exchange translation	(2,474)	(29,337)
Net gains (losses) from U.S. Treasury notes:
Realized	3,299	6,670
Net change in unrealized	1,299	(10,688)

Net realized and unrealized gains (losses) allocated from the Master Fund	13,165,822	(9,422,480)

NET INCOME (LOSS)	10,374,019	(14,016,935)

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	-	-

NET INCOME (LOSS) AFTER PROFIT SHARE	$10,374,019	$(14,016,935)

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2014 and 2013

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2013	$2,572,915	$116,781,042	137,419.5284	$10,758,367	11,797.5645	$4,112,988	4,460.4110	$134,225,312

Capital contributions	-	688,900	794.0789	10,000	11.2465	-	-	698,900
Capital withdrawals	-	(25,881,863)	(29,828.8817)	(3,939,672)	(4,245.4318)	(1,347,317)	(1,414.1220)	(31,168,852)
Net income after profit share	293,118	8,980,503	-	768,202	-	332,196	-	10,374,019
PARTNERS' CAPITAL — June 30, 2014	$2,866,033	$100,568,582	108,384.7256	$7,596,897	7,563.3792	$3,097,867	3,046.2890	$114,129,379

Net Asset Value per Unit at June 30, 2014			$927.88		$1,004.43		$1,016.93

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2012	$3,228,323	$168,880,502	181,345.3268	$20,299,372	20,671.4907	$36,535,117	36,885.1442	$228,943,314

Capital contributions	-	11,378,817	12,159.7106	806,000	830.2949	172,061	169.9573	12,356,878
Capital withdrawals	-	(19,240,082)	(20,869.2842)	(4,129,501)	(4,208.7660)	(31,422,217)	(31,071.6758)	(54,791,800)
Net income (loss) after profit share	(193,225)	(12,865,882)	-	(1,189,298)	-	231,470	-	(14,016,935)
PARTNERS' CAPITAL — June 30, 2013	$3,035,098	$148,153,355	172,635.7532	$15,786,573	17,293.0196	$5,516,431	5,983.4257	$172,491,457

Net Asset Value per Unit at June 30, 2013			$858.18		$912.89		$921.95

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2014

The following information presents per unit operating performance data for each series for the three months ended June 30, 2014.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$862.27	$929.34	$940.32

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(10.97)	(7.53)	(7.02)
Total trading and investing gains (1)	76.58	82.62	83.63

Net income before profit share allocation from Master Fund	65.61	75.09	76.61

Profit share allocation from Master Fund (1) (6)	-	-	-

Net income from operations after profit share allocation from Master Fund	65.61	75.09	76.61

NET ASSET VALUE PER UNIT — End of period	$927.88	$1,004.43	$1,016.93

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	7.61%	8.08%	8.15%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	-	-	-

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	7.61%	8.08%	8.15%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.95%	3.20%	2.95%
Profit share allocation from Master Fund (2) (6)	-	-	-

Total expenses	4.95%	3.20%	2.95%

Net investment loss (3) (4) (5)	(4.84)%	(3.09)%	(2.84)%

(1)	The net investment loss per unit and profit share allocation from Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2013

The following information presents per unit operating performance data for each series for the three months ended June 30, 2013.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$945.78	$1,001.67	$1,010.98

LOSS ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(11.27)	(7.76)	(7.23)
Total trading and investing losses (1)	(76.33)	(81.02)	(81.80)

Net loss before profit share allocation from Master Fund	(87.60)	(88.78)	(89.03)

Profit share allocation from Master Fund (1) (6)	-	-	-

Net loss from operations after profit share allocation from Master Fund	(87.60)	(88.78)	(89.03)

NET ASSET VALUE PER UNIT — End of period	$858.18	$912.89	$921.95

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(9.26)%	(8.86)%	(8.81)%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	-	-	-

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(9.26)%	(8.86)%	(8.81)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	5.18%	3.42%	3.17%
Profit share allocation from Master Fund (2) (6)	-	-	-

Total expenses	5.18%	3.42%	3.17%

Net investment loss (3) (4) (5)	(4.99)%	(3.24)%	(2.98)%

(1)	The net investment loss per unit and profit share allocation from Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing losses are a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2014

The following information presents per unit operating performance data for each series for the six months ended June 30, 2014.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$849.81	$911.91	$922.11

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(21.36)	(14.69)	(13.68)
Total trading and investing gains (1)	99.43	107.21	108.50

Net income before profit share allocation from Master Fund	78.07	92.52	94.82

Profit share allocation from Master Fund (1) (6)	-	-	-

Net income from operations after profit share allocation from Master Fund	78.07	92.52	94.82

NET ASSET VALUE PER UNIT — End of period	$927.88	$1,004.43	$1,016.93

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	9.19%	10.15%	10.28%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	-	-	-

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	9.19%	10.15%	10.28%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.98%	3.23%	2.97%
Profit share allocation from Master Fund (2) (6)	-	-	-

Total expenses	4.98%	3.23%	2.97%

Net investment loss (3) (4) (5)	(4.86)%	(3.11)%	(2.86)%

(1)	The net investment loss per unit and profit share allocation from Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2013

The following information presents per unit operating performance data for each series for the six months ended June 30, 2013.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$931.26	$982.00	$990.51

LOSS ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(22.77)	(15.54)	(14.21)
Total trading and investing losses (1)	(50.31)	(53.57)	(54.35)

Net loss before profit share allocation from Master Fund	(73.08)	(69.11)	(68.56)

Profit share allocation from Master Fund (1) (6)	-	-	-

Net loss from operations after profit share allocation from Master Fund	(73.08)	(69.11)	(68.56)

NET ASSET VALUE PER UNIT — End of period	$858.18	$912.89	$921.95

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(7.85)%	(7.04)%	(6.92)%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	-	-	-

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(7.85)%	(7.04)%	(6.92)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	5.11%	3.35%	3.03%
Profit share allocation from Master Fund (2) (6)	-	-	-

Total expenses	5.11%	3.35%	3.03%

Net investment loss (3) (4) (5)	(4.93)%	(3.18)%	(2.86)%

(1)	The net investment loss per unit and profit share allocation from Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing losses are a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at June 30, 2014 and December 31, 2013 and the results of its operations for the three and six months ended June 30, 2014 and 2013 (unaudited).

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

The preparation of financial statements in conformity with accounting principles generally accepted (“U.S. GAAP”) in the United States of America (the “U.S.”), as detailed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

The Partnership enters into contracts with various financial institutions that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2010 to 2013, the Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2013.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2014 and December 31, 2013 was 53.27% and 59.64%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets. The Partnership is allocated its pro-rata portion of the administration fee which is charged at the Master Fund level. As of June 30, 2014 and December 31, 2013, $27,444 and $33,664, respectively, were payable by the Master Fund to the General Partner and are included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the units of limited partnership (“Units”). The total amount paid by the General Partner was $191,967. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership, but will be absorbed by the General Partner. As of June 30, 2014, pursuant to this calculation, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership. For each of the three and six months ended June 30, 2014 and 2013, the costs incurred by the Partnership were $9,597 and $19,194, respectively. Organization and initial offering costs are included in “administrative and operating expenses” in the Master Fund’s Statements of Operations. Accordingly, as of June 30, 2014 and December 31, 2013, $6,399 and $3,199 were payable by the Master Fund to the General Partner as reimbursement for such costs and are included in “accrued expenses” in the Master Fund’s Statement of Financial Condition.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At June 30, 2014 and December 31, 2013, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Series A	112,273.943	179,233.658	121,200.024	181,092.180
Series B	7,962.787	18,068.524	9,477.821	18,801.992
Series C	3,354.901	6,054.849	3,824.793	11,541.229

(a) At June 30, 2014 and December 31, 2013 (unaudited)

(b) For the six months ended June 30, 2014 and 2013 (unaudited)

(c) For the three and six months ended June 30, 2014 and 2013 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes–at fair value (amortized cost $40,779,204 and $52,439,595)	$40,782,904	$52,444,713
Net unrealized appreciation on open futures and forward currency contracts	6,187,337	5,422,647
Due from brokers	13,508,570	1,015,003
Cash denominated in foreign currencies (cost $0 and $7,036,099)	-	7,037,511
Total equity in trading accounts	60,478,811	65,919,874

INVESTMENTS IN U.S. TREASURY NOTES–at fair value (amortized cost $148,469,242 and $165,525,889)	148,497,347	165,550,471
CASH AND CASH EQUIVALENTS	9,436,834	6,375,769
ACCRUED INTEREST RECEIVABLE	255,813	517,220
DUE FROM MILLBURN MULTI-MARKETS LTD.	1,300	1,730
DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	949	2,325
TOTAL	$218,671,054	$238,367,389

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$54,825	$100,584
Capital withdrawals payable	2,302,895	8,971,204
Cash denominated in foreign currencies (cost -$795,745 and $0)	798,434	-
Management fee payable	263,393	297,685
Selling commissions payable	173,378	208,312
Accrued expenses	305,598	257,634
Due to broker	-	3,412,494
Commissions and other trading fees on open futures contracts	28,965	43,361
Other liabilities	491,154	-
Total liabilities	4,418,642	13,291,274

PARTNERS' CAPITAL	214,252,412	225,076,115

TOTAL	$218,671,054	$238,367,389

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2014

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

LONG FUTURES CONTRACTS:
Energies	(0.06)%	$(122,245)
Grains	(0.27)	(580,286)
Interest rates:
5 Year U.S. Treasury Note (802 contracts, settlement date September 2014)	0.13	274,953
10 Year U.S. Treasury Note (378 contracts, settlement date September 2014)	0.08	173,469
30 Year U.S. Treasury Bond (216 contracts, settlement date September 2014)	0.10	205,500
Other interest rates	1.42	3,053,781
Total interest rates	1.73	3,707,703

Livestock	0.19	404,030
Metals	0.26	558,520
Softs	0.02	51,194
Stock indices	(0.02)	(32,291)
Total long futures contracts	1.85	3,986,625
SHORT FUTURES CONTRACTS:
Energies	0.13	285,636
Grains	0.27	571,481
Livestock	(0.05)	(111,250)
Metals	(0.28)	(606,221)
Softs	0.01	11,100
Stock indices	0.05	110,840
Total short futures contracts	0.13	261,586
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	1.98	4,248,211
FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	1.31	2,796,179
Total short forward currency contracts	(0.43)	(911,878)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	0.88	1,884,301
TOTAL	2.86%	$6,132,512

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2014

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$53,140,000	U.S. Treasury notes, 0.625%, 07/15/2014	24.81%	$53,152,455
56,970,000	U.S. Treasury notes, 0.250%, 09/15/2014	26.60	56,994,479
51,750,000	U.S. Treasury notes, 0.375%, 03/15/2015	24.20	51,857,139
27,240,000	U.S. Treasury notes, 0.250%, 05/15/2015	12.73	27,276,178
	Total investments in U.S. Treasury notes
	(amortized cost $189,248,446)	88.34%	$189,280,251

See notes to financial statements (Unaudited)	(Concluded)

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

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2013

U.S. TREASURY NOTES

		Fair Value
		as a % of
Face Amount	Description	Partners’ Capital	Fair Value

$64,750,000	U.S. Treasury notes, 1.250%, 03/15/2014	28.84%	$64,904,287
27,240,000	U.S. Treasury notes, 1.000%, 05/15/2014	12.14	27,332,042
68,540,000	U.S. Treasury notes, 0.625%, 07/15/2014	30.53	68,735,446
56,970,000	U.S. Treasury notes, 0.250%, 09/15/2014	25.34	57,023,409

	Total investments in U.S. Treasury notes (amortized cost $217,965,484)	96.85%	$217,995,184

See notes to financial statements	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2014	June 30, 2013
INVESTMENT INCOME:
Interest income	$60,047	$130,225

EXPENSES:
Brokerage fees	202,077	443,291
Management fees	788,804	1,146,461
Selling commissions and platform fees	519,289	833,610
Administrative and operating expenses	241,921	329,196
Custody fees	15,373	15,480
Total expenses	1,767,464	2,768,038

NET INVESTMENT LOSS	(1,707,417)	(2,637,813)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	14,754,909	(26,982,449)
Foreign exchange translation	29,930	(191,308)
Net change in unrealized:
Futures and forward currency contracts	3,394,951	3,165,400
Foreign exchange translation	(4,837)	28,128
Net gains (losses) from U.S. Treasury notes:
Realized	2,930	2,672
Net change in unrealized	2,400	(32,062)
Total net realized and unrealized gains (losses)	18,180,283	(24,009,619)

NET INCOME (LOSS)	16,472,866	(26,647,432)
LESS PROFIT SHARE TO GENERAL PARTNER	505,966	(208,338)
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$15,966,900	$(26,439,094)

(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2014	June 30, 2013
INVESTMENT INCOME:
Interest income	$126,164	$266,642

EXPENSES:
Brokerage fees	445,439	839,274
Management fees	1,625,766	2,444,784
Selling commissions and platform fees	1,083,972	1,719,583
Administrative and operating expenses	489,098	686,252
Custody fees	27,018	30,745
Total expenses	3,671,293	5,720,638

NET INVESTMENT LOSS	(3,545,129)	(5,453,996)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	23,310,982	(15,147,881)
Foreign exchange translation	(38,372)	(241,851)
Net change in unrealized:
Futures and forward currency contracts	810,449	673,327
Foreign exchange translation	(4,101)	(41,936)
Net gains (losses) from U.S. Treasury notes:
Realized	5,713	10,188
Net change in unrealized	2,105	(18,210)
Total net realized and unrealized gains (losses)	24,086,776	(14,766,363)

NET INCOME (LOSS)	20,541,647	(20,220,359)
LESS PROFIT SHARE TO GENERAL PARTNER	519,798	9,932
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$20,021,849	$(20,230,291)

(Concluded)

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2014:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2014	$223,671,126	$-	$1,404,989	$225,076,115
Contributions	3,865,900	-	-	3,865,900
Withdrawals	(34,740,096)	-	-	(34,740,096)
Net income	20,378,055	1,325	162,267	20,541,647
General Partner's allocation - profit share	(519,798)	28,644	-	(491,154)
PARTNERS' CAPITAL- June 30, 2014	$212,655,187	$29,969	$1,567,256	$214,252,412

For the six months ended June 30, 2013:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2013	$332,882,210	$-	$1,682,328	$334,564,538
Contributions	13,932,205	-	-	13,932,205
Withdrawals	(63,476,707)	-	-	(63,476,707)
Net loss	(20,121,037)	(761)	(98,561)	(20,220,359)
General Partner's allocation - profit share	(9,932)	9,932	-	-
PARTNERS' CAPITAL- June 30, 2013	$263,206,739	$9,171	$1,583,767	$264,799,677

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Total return before General Partner profit share allocation (3)	8.23%	(8.74)%	10.44%	(6.79)%
Less: General Partner profit share allocation (3)	-	-	-	-

Total return after General Partner profit share allocation (3)	8.23%	(8.74)%	10.44%	(6.79)%

Ratios to average net asset value:
Expenses (1) (4)	2.64%	2.92%	2.66%	2.82%
General Partner profit share allocation (3)	-	-	-	-

Total expenses (1)	2.64%	2.92%	2.66%	2.82%

Net investment loss (1) (2) (4)	(2.52)%	(2.76)%	(2.54)%	(2.64)%

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

(3) Not Annualized

(4) Annualized

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Total return before General Partner profit share allocation (3)	8.05%	(8.97)%	10.05%	(7.24)%
Less: General Partner profit share allocation (3)	(0.24)	(0.07)	(0.24)	-

Total return after General Partner profit share allocation (3)	7.81%	(8.90)%	9.81%	(7.24)%

Ratios to average net asset value:
Expenses (1) (4)	3.28%	3.88%	3.36%	3.78%
General Partner profit share allocation (3)	0.24	(0.07)	0.24	-

Total expenses (1)	3.52%	3.81%	3.60%	3.78%

Net investment loss (1) (2) (4)	(3.16)%	(3.72)%	(3.24)%	(3.60)%

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

(3) Not Annualized

(4) Annualized

See notes to financial statements (Unaudited)

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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2014 (unaudited) and December 31, 2013 and the results of its operations for the three and six months ended June 30, 2014 and 2013 (unaudited).

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

The preparation of financial statements in conformity with accounting principles generally accepted (“U.S. GAAP”) in the United States of America (the “U.S.”), as detailed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund, and the Cayman SPC Feeder invests approximately two-thirds of its assets in the Master Fund. At June 30, 2014 and December 31, 2013, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	June 30,	December 31,
	2014	2013
Partnership	53.27%	59.64%
Cayman Feeder	3.97%	3.60%
Cayman SPC Feeder	27.28%	23.54%

Total	84.52%	86.78%

The capital withdrawals payable at June 30, 2014 and December 31, 2013 were $2,302,895 and $8,971,204, respectively, detailed below. There were no redemptions payable to the Cayman SPC Feeder at June 30, 2014 or December 31, 2013.

	June 30,	December 31,
	2014	2013
Direct investors (1)	$100,350	$1,509,279
Partnership	2,202,545	7,461,925

Total	$2,302,895	$8,971,204

(1) Includes General Partner redemptions at December 31, 2013 of $9,279

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

Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

During the three and six months ended June 30, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of June 30, 2014 and December 31, 2013 in valuing the Master Fund’s investments at fair value. At June 30, 2014 and December 31, 2013, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2014

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$189,280,251	$-	$189,280,251

Exchange-traded futures contracts
Energies	163,391	-	163,391
Grains	(8,805)	-	(8,805)
Interest rates	3,707,703	-	3,707,703
Livestock	292,780	-	292,780
Metals	(47,701)	-	(47,701)
Softs	62,294	-	62,294
Stock indices	78,549	-	78,549

Total exchange-traded futures contracts	4,248,211	-	4,248,211

Over-the-counter forward currency contracts	-	1,884,301	1,884,301

Total futures and forward currency contracts (2)	4,248,211	1,884,301	6,132,512

Total financial assets and liabilities at fair value	$193,528,462	$1,884,301	$195,412,763

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$40,782,904
Investments in U.S. Treasury notes held in custody			148,497,347
Total investments in U.S. Treasury notes			$189,280,251

(2)
Net unrealized appreciation on open futures and forward currency contracts			$6,187,337
Net unrealized depreciation on open futures and forward currency contracts			(54,825)
Total unrealized appreciation on open futures and forward currency contracts			$6,132,512

Financial assets and liabilities at fair value as of December 31, 2013

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$217,995,184	$-	$217,995,184

Exchange-traded futures contracts
Energies	(224,818)	-	(224,818)
Grains	(126,282)	-	(126,282)
Interest rates	(1,796,511)	-	(1,796,511)
Livestock	44,850	-	44,850
Metals	1,705,450	-	1,705,450
Softs	64,547	-	64,547
Stock indices	5,683,387	-	5,683,387

Total exchange-traded futures contracts	5,350,623	-	5,350,623

Over-the-counter forward currency contracts	-	(28,560)	(28,560)

Total futures and forward currency contracts (2)	5,350,623	(28,560)	5,322,063

Total financial assets and liabilities at fair value	$223,345,807	$(28,560)	$223,317,247

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$52,444,713
Investments in U.S. Treasury notes held in custody			165,550,471
Total investments in U.S. Treasury notes			$217,995,184

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,422,647
Net unrealized depreciation on open futures and forward currency contracts			(100,584)
Total unrealized appreciation on open futures and forward currency contracts			$5,322,063

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2014 by market sector:

Agricultural (grains, livestock and softs) – The Master Fund’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions, as well as supply and demand factors.

Currencies – Exchange rate risk is a principal market exposure of the Master Fund. The Master Fund’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. The fluctuations are influenced by interest rate changes, as well as political and general economic conditions. The Master Fund trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar.

Energies – The Master Fund’s primary energy market exposure is to gas and oil price movements often resulting from political developments in the oil producing countries and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this sector.

Interest rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Master Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries may materially impact the Master Fund’s profitability. The Master Fund’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S. and the Eurozone. However, the Master Fund also may take positions in futures contracts on the government debt of other nations. The General Partner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the primary interest rate market exposure of the Master Fund for the foreseeable future.

Metals – The Master Fund’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock indices – The Master Fund’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries, as well as other countries.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2014 and December 31, 2013. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2014

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$451,730	$(573,975)	$342,425	$(56,789)	$163,391
Grains	0	(580,286)	571,556	(75)	(8,805)
Interest rates	3,960,582	(252,879)	-	-	3,707,703
Livestock	405,510	(1,480)	-	(111,250)	292,780
Metals	586,758	(28,238)	5,849	(612,070)	(47,701)
Softs	126,116	(74,922)	57,270	(46,170)	62,294
Stock indices	938,938	(971,229)	111,039	(199)	78,549
Total futures contracts	6,469,634	(2,483,009)	1,088,139	(826,553)	4,248,211

Forward currency contracts	3,256,469	(460,290)	51,946	(963,824)	1,884,301

Total futures and forward currency contracts	$9,726,103	$(2,943,299)	$1,140,085	$(1,790,377)	$6,132,512

Fair value of futures and forward currency contracts at December 31, 2013

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$324,204	$(438,028)	$116,564	$(227,558)	$(224,818)
Grains	13,743	(702,230)	572,390	(10,185)	(126,282)
Interest rates	269,826	(1,967,927)	75,706	(174,116)	(1,796,511)
Livestock	61,020	(3,820)	8,290	(20,640)	44,850
Metals	3,040,144	(337,397)	150,605	(1,147,902)	1,705,450
Softs	117,351	(165,259)	138,379	(25,924)	64,547
Stock indices	5,585,169	(28,982)	146,700	(19,500)	5,683,387
Total futures contracts	9,411,457	(3,643,643)	1,208,634	(1,625,825)	5,350,623

Forward currency contracts	1,735,216	(2,070,647)	757,083	(450,212)	(28,560)

Total futures and forward currency contracts	$11,146,673	$(5,714,290)	$1,965,717	$(2,076,037)	$5,322,063

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2014 and 2013 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2014 and 2013

	Three months	Three months	Six months	Six months
	ended:	ended:	ended:	ended:
	June 30,	June 30,	June 30,	June 30,
Sector	2014	2013	2014	2013
Futures contracts:
Energies	$1,514,235	$(2,972,648)	$2,192,384	$(3,915,596)
Grains	(1,617,818)	439,981	(22,054)	192,467
Interest rates	9,045,244	(12,812,799)	14,308,172	(16,515,285)
Livestock	327,620	(354,580)	1,129,210	(1,073,530)
Metals	194,763	5,544,198	(2,578,162)	3,857,233
Softs	(545,978)	(252,396)	363,005	757,745
Stock indices	5,701,510	(3,988,088)	4,986,040	10,589,784
Total futures contracts	14,619,576	(14,396,332)	20,378,595	(6,107,182)

Forward currency contracts	3,530,284	(9,420,717)	3,742,836	(8,367,372)

Total futures and forward currency contracts	$18,149,860	$(23,817,049)	$24,121,431	$(14,474,554)

For the three months ended June 30, 2014, the monthly average number of futures contracts bought and sold was 22,004 and 24,498, respectively, and the monthly average notional value of forward currency contracts traded was approximately $455,000,000. Over the same period in 2013, the monthly average of futures contracts bought and sold was 42,662 and 47,832, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,604,000,000.

In December 2011, FASB issued Accounting Standard Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities” which created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an agreement similar to a master netting agreement. The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at June 30, 2014 and December 31, 2013.

The customer agreements between the Partnership, the futures clearing brokers including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), and J.P. Morgan Securities LLC., as well as the FX prime brokers including Barclays Bank PLC, Deutsche Bank AG and Morgan Stanley & Co., LLC, gives the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Partnership ceased clearing trades through Barclays Capital Inc. during June 2014.

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

Offsetting of derivative assets and liabilities at June 30, 2014

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
	recognized assets	Financial Condition	Financial Condition
Assets
Futures contracts
Counterparty C	$4,562,422	$(1,532,715)	$3,029,707
Counterparty D	2,995,351	(1,776,847)	1,218,504
Total futures contracts	7,557,773	(3,309,562)	4,248,211

Forward currency contracts
Counterparty F	158,929	(30,207)	128,722
Counterparty H	3,131,828	(1,321,424)	1,810,404
Total forward currency contracts	3,290,757	(1,351,631)	1,939,126

Total assets	$10,848,530	$(4,661,193)	$6,187,337

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
	recognized liabilities	Financial Condition	Financial Condition
Liabilities
Forward currency contracts
Counterparty G	$72,483	$(17,658)	$54,825

Total liabilities	$72,483	$(17,658)	$54,825

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty C	$3,029,707	$-	$(3,029,707)	$-
Counterparty D	1,218,504	-	(1,218,504)	-
Counterparty F	128,722	-	(128,722)	-
Counterparty H	1,810,404	-	(1,810,404)	-

Total	$6,187,337	$-	$(6,187,337)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty G	$54,825	$-	$(54,825)	$-

Total	$54,825	$-	$(54,825)	$-

(1)	Collateral received and pledged includes both cash and U.S. Treasury notes held at each respective broker.

(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2014.
(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of June 30, 2014.

Offsetting of derivative assets and liabilities at December 31, 2013

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
	recognized assets	Financial Condition	Financial Condition
Assets
Futures contracts
Counterparty A	$2,277,503	$(400,071)	$1,877,432
Counterparty C	6,037,494	(3,092,216)	2,945,278
Counterparty D	2,305,094	(1,777,181)	527,913
Total futures contracts	10,620,091	(5,269,468)	5,350,623

Forward currency contracts
Counterparty F	229,752	(207,282)	22,470
Counterparty G	53,380	(3,826)	49,554
Total forward currency contracts	283,132	(211,108)	72,024

Total assets	$10,903,223	$(5,480,576)	$5,422,647

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
	recognized liabilities	Financial Condition	Financial Condition
Liabilities
Forward currency contracts
Counterparty H	$2,309,751	$(2,209,167)	$100,584

Total liabilities	$2,309,751	$(2,209,167)	$100,584

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty A	$1,877,432	$-	$(1,877,432)	$-
Counterparty C	2,945,278	-	(2,945,278)	-
Counterparty D	527,913	-	(527,913)	-
Counterparty F	22,470	-	(22,470)	-
Counterparty G	49,554	-	(49,554)	-

Total	$5,422,647	$-	$(5,422,647)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty H	$100,584	$-	$(100,584)	$-

Total	$100,584	$-	$(100,584)	$-

(1)	Collateral received and pledged includes both cash and U.S. Treasury notes held at each respective broker.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2013.
(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2013.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”), Morgan Stanley & Co. LLC (“MS”) and Barclays Bank PLC (“BB”). The Master Fund’s concentration of credit risk associated with DB, MS or BB nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, MS and BB. The amount of such credit risk was $18,888,055 and $16,770,954 at June 30, 2014 and December 31, 2013, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2014 and 2013. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:		Three months ended:
	June 30, 2014		June 30, 2013
Profit share earned	$28,644		$622
Reversal of profit share	(13,832)		(208,960)
Profit share accrued	491,154	(1)	-
Total profit share	$505,966		$(208,338)

	Six months ended:		Six months ended:
	June 30, 2014		June 30, 2013
Profit share earned	$28,644		$9,932
Profit share accrued	491,154	(1)	-
Total profit share	$519,798		$9,932

(1) Included in “Other liabilities” in the Statements of Financial Condition.

6. FINANCIAL HIGHLIGHTS

Ratios to average capital are calculated based on 1) a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and 20% of Trading Profits and 2) limited partners’ capital taken as a whole. The computation of such ratios based on the amount of expenses and profit share allocation assessed to an individual partner’s capital account may vary from these ratios based on the timing of capital transactions and differences in individual partners’ management fee, selling commission, platform fee and profit share allocation arrangements. Returns are calculated based on 1) a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and 20% of Trading Profits and 2) limited partners’ capital taken as a whole. An individual partner’s returns may vary from these returns based on the timing of capital transactions and differences in individual partners’ management fee, selling commission, platform fee and profit share allocation arrangements.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through June 30, 2014, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the Units. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner. As of June 30, 2014, pursuant to this calculation $36,987 has been borne by the General Partner and will not be reimbursed by the Partnership.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, through its investment in the Master Fund, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended June 30, 2014

Total
Partners'
Capital of the
Month Ending:	Partnership
June 30, 2014	$114,129,379
March 31, 2014	112,088,982
December 31, 2013	134,225,312

	Three Months	Six Months
Change in Partners' Capital	$2,040,397	$(20,095,933)
Percent Change	1.82%	(14.97)%

THREE MONTHS ENDED JUNE 30, 2014

The increase in the Partnership’s net assets of $2,040,397 was attributable to contributions of $362,000 and net income through its investment in the Master Fund of $8,478,489, which was partially offset by withdrawals of $6,800,092.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2014 decreased $360,187 relative to the corresponding period in 2013. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2014, relative to the corresponding period in 2013.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2014 decreased $181,705 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in trading volume at the Master Fund, relative to the corresponding period in 2013.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the three months ended June 30, 2014 decreased $306,914 relative to the corresponding period in 2013. The decrease was due to a decrease in the average net asset value of commission paying investors of the Partnership during the three months ended June 30, 2014, relative to the corresponding period in 2013.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2014 decreased $90,557 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in the Partnership’s net asset value during the three months ended June 30, 2014, relative to the corresponding period in 2013.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2014 decreased $52,920 relative to the corresponding period in 2013. This decrease was due primarily to a decrease in the Partnership’s net asset value during the three months ended June 30, 2014 relative to the corresponding period in 2013.

For the three months ended June 30, 2014, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $9,804,144 from trading operations (including foreign exchange transactions and translations). Management fees of $568,263, brokerage commissions of $110,165, selling commissions and platform fees of $515,505, administrative and operating expenses of $155,230 and custody fees and other expenses of $9,268 were paid or accrued. Interest income of $32,776 partially offset the Master Fund expenses allocated to the Partnership resulting in net income of $8,478,489.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.67%
Energies	0.71%
Grains	(0.76)%
Interest rates	4.37%
Livestock	0.16%
Metals	0.09%
Softs	(0.26)%
Stock indices	2.73%
Trading gain	8.71%

Six months ended June 30, 2014

The decrease in the Partnership’s net assets of $20,095,933 was attributable to withdrawals of $31,168,852 which was partially offset by contributions of $698,900 and net income through its investment in the Master Fund of $10,374,019.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2014 decreased $781,651 relative to the corresponding period in 2013. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2014, relative to the corresponding period in 2013.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2014 decreased $303,861 relative to the corresponding period in 2013. The decrease was due to a decrease in the average net asset value of the Partnership as well as a decrease in trading volume at the Master Fund, relative to the corresponding period in 2013.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the six months ended June 30, 2014 decreased $621,374 relative to the corresponding period in 2013. The decrease was due to a decrease in the average net asset value of commission paying investors of the Partnership during the six months ended June 30, 2014, relative to the corresponding period in 2013.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2014 decreased $196,837 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in the Partnership’s net asset value during the six months ended June 30, 2014, relative to the corresponding period in 2013.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2014 decreased $105,594 relative to the corresponding period in 2013. This decrease was due to a decrease in the Partnership’s net asset value during the six months ended June 30, 2014 relative to the corresponding period in 2013.

For the six months ended June 30, 2014, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $13,165,822 from trading operations (including foreign exchange transactions and translations). Management fees of $1,194,827, brokerage commissions of $251,058, selling commissions and platform fees of $1,076,010, administrative and operating expenses of $324,783 and custody fees and other expenses of $16,160 were paid or accrued. Interest income of $71,035 partially offset the Master Fund expenses allocated to the Partnership resulting in net income of $10,374,019.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.83%
Energies	1.03%
Grains	(0.05)%
Interest rates	6.81%
Livestock	0.53%
Metals	(1.14)%
Softs	0.15%
Stock indices	2.44%
Trading gain	11.60%

MANAGEMENT DISCUSSION – 2014

Three months ended June 30, 2014

The Partnership, through its investment in the Master Fund, registered a gain during the second quarter largely due to profits from long interest rate and equity futures positions, and from short U.S. dollar trades. Long energy positions were also profitable but those gains were more than offset by losses from trading agricultural commodities. Finally, trading of metal futures was flat.

A further easing of monetary policy by the European Central Bank in early June, persistently accommodative monetary policy elsewhere in the developed world, stubbornly low inflation worldwide, and some flight to safety demand pushed government bond prices higher. Consequently, long positions in U.S., German, U.K., Canadian, French, Italian, Australian and Japanese note and bond future were profitable, especially in April and May. On the other hand, a long position in short-term British interest rate futures was unprofitable after Bank of England Governor Carney hinted that official British rates might rise sooner than previously expected.

Against this easy money background and with economic growth rebounding from a weather induced first quarter slowdown, long positions in German, Spanish, Dutch, French, U.S., British, Indian, Taiwanese, Singaporean, Hong Kong and South African equity futures were profitable. Also, with volatility plummeting to historically low levels, a short VIX trade produced a gain.

Higher interest rates and/or stronger growth prospects in certain countries weighed on the U.S. dollar. In particular, short dollar trades against the New Zealand dollar, British pound, Australian dollar, Korean won and Brazilian real were profitable. Short dollar trades against the currencies of Colombia, Israel, Mexico, Singapore and Switzerland also registered gains. On the other hand long dollar positions relative to the Canadian dollar and Japanese yen were unprofitable, as was trading of the Swedish and Norwegian currencies.

The expanding turmoil in the Middle East pushed energy prices higher, particularly in May and June, and long positions in Brent crude, WTI crude and RBOB gasoline were profitable, and outpaced losses from trading heating oil and London gas oil.

Grain prices were volatile during the quarter, rising early on due to dry weather in the U.S. and concern about the impact of the Russia-Ukraine confrontation and falling later due to improved weather conditions and better USDA crop forecasts. As a result, long positions in corn, wheat, soybeans, and soybean meal were unprofitable. Long cotton and palm oil trades produced losses, as did trading of sugar. Meanwhile, trading of cattle was marginally profitable.

A long nickel trade benefitted from the Indonesian export ban that drove prices higher; a long palladium trade was profitable as labor turmoil in South Africa and Russian tensions boosted prices; and a long gold trade was a positive due to flight to safety demand. Losses were incurred from trading aluminum, copper, lead and silver.

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

Periods ended June 30, 2013

Total
Partners'
Capital of the
Month Ending:	Partnership
June 30, 2013	$172,491,457
March 31, 2013	199,887,747
December 31, 2012	228,943,314

	Three Months	Six Months
Change in Partners' Capital	$(27,369,290)	$(56,451,857)
Percent Change	(13.71)%	(24.66)%

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

Foreign exchange trading was unprofitable. The abrupt upward turn in U.S. interest rates also triggered an upturn in the U.S. dollar, and short dollar trades versus a number of currencies posted losses. A number of commodity currencies fell sharply after Chinese economic reports came in weaker than anticipated, further dampening the growth prospects of those countries. Thus, short dollar trades against the currencies of New Zealand, Australia, Canada and Mexico generated losses and were reduced or reversed. Short U.S. dollar trades against the currencies of Chile, Switzerland, Sweden, Poland and the Eurozone also were unprofitable and were reduced or reversed. Long Australian dollar trades versus the euro, Japanese yen and British pound sterling produced losses. Short euro trades relative to the currencies of Poland, Sweden and Turkey produced losses as did trading the Swiss franc against the Norwegian krone. Meanwhile, long dollar trades against the yen, Indian rupee, Turkish lira and South African rand were profitable. On the other hand, long U.S. dollar trades relative to the pound sterling, Czech koruna and Norwegian krone were unprofitable.

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

Currency trading was mixed and marginally positive for the quarter. Long U.S. and Australian dollar trades against the yen were quite profitable as Japan’s leaders forged ahead with promises of monetary accommodation. A long Australian position relative to British pound sterling and long U.S. dollar and euro trades against the South African rand also posted gains. Finally, short Euro trades versus the currencies of Romania, Sweden and Turkey and short U.S. dollar trades versus the currencies of Chile, Mexico and Israel were profitable. On the other hand, short U.S. dollar trades versus the currencies of the United Kingdom, Canada, Colombia, Korea, Singapore, Norway, Poland, Switzerland and the Eurozone registered losses and were reduced as were short euro trades against Norway, Poland, Hungary and the Czech Republic.

In January when growth prospects brightened and risk aversion dissipated, interest rates rose and long positions in German, U.S., Australian, Canadian, British and French note and bond futures—which had been highly profitable for the last two years—produced losses and were reduced. In late February and March, increasing worry increased the purchase of government securities and the long—though reduced—positions produced profits that fell short of earlier losses. For the quarter, a long Japanese government bond trade was profitable. On the other hand, trading of German, British, Canadian, Australian and U.S. interest rate futures was unprofitable.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership, through its investment in the Master Fund, may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at June 30, 2014 and December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On April 1, 2014, and June 1, 2014 the Partnership sold Interests to new and existing limited partners of $225,000, and $137,000 respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

Each of the foregoing Interests were offered and sold only to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933 as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506(b) under the 1933 Act.

(c) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end net asset value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended June 30, 2014.

	Series A		Series B		Series C
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
April 30, 2014	(2,780.6987)	$889.37	(192.2256)	$959.94	(68.9464)	$971.48
May 31, 2014	(1,849.6927)	912.20	(92.9290)	986.02	(94.2153)	998.08
June 30, 2014	(1,833.2684)	927.88	(273.7414)	1,004.43	(222.7663)	1,016.93

Total	(6,463.6598)		(558.8960)		(385.9280)

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
General Partner

Date: August 13, 2014

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)
41