Form 10-Q
period 2014-09-30
Millburn Multi-Markets Fund L.P.
filed 2014-11-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2014

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

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At September 30, 2014 and December 31, 2013 (unaudited)

(b) For the nine months ended September 30, 2014 and 2013 (unaudited)

(c) For the three and nine months ended September 30, 2014 and 2013 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Investment in Millburn Multi-Markets Trading L.P. (the "Master Fund")	$115,788,430	$134,225,312
Due from Master Fund	755,913	7,461,925
Cash	501,935	45,325
TOTAL	$117,046,278	$141,732,562

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$498,500	$43,000
Capital withdrawal payable	755,913	7,461,925
Due to the Master Fund	3,435	2,325
Total liabilities	1,257,848	7,507,250

PARTNERS' CAPITAL:
General Partner	2,969,617	2,572,915

Limited Partners:
Series A (107,493.8824 and 137,419.5284 units outstanding)	102,318,546	116,781,042
Series B (7,103.1652 and 11,797.5645 units outstanding)	7,351,008	10,758,367
Series C (3,003.7975 and 4,460.4110 units outstanding)	3,149,259	4,112,988
Total limited partners	112,818,813	131,652,397
Total partners' capital	115,788,430	134,225,312

TOTAL	$117,046,278	$141,732,562

NET ASSET VALUE PER UNIT OUTSTANDING
Series A	$951.85	$849.81
Series B	$1,034.89	$911.91
Series C	$1,048.43	$922.11

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2014	September 30, 2013
NET INVESTMENT LOSS

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$32,033	$61,770

EXPENSES:
Management fees	565,036	806,566
Brokerage commissions (allocated from the Master Fund)	113,746	208,407
Selling commissions and platform fees	514,406	712,453
Administrative and operating expenses	148,171	215,076
Custody fees (allocated from the Master Fund)	6,280	9,166

Total expenses	1,347,639	1,951,668

NET INVESTMENT LOSS	(1,315,606)	(1,889,898)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains on closed positions:
Futures and forward currency contracts	6,006,764	1,309,801
Foreign exchange translation	13,995	10,752
Net change in unrealized:
Futures and forward currency contracts	(1,647,746)	(2,921,021)
Foreign exchange translation	(45,121)	25,843
Net gains from U.S. Treasury notes:
Realized	3,742	-
Net change in unrealized	11,846	14,809

Net realized and unrealized gains (losses)
allocated from the Master Fund	4,343,480	(1,559,816)

NET INCOME (LOSS)	3,027,874	(3,449,714)

LESS PROFIT SHARE ALLOCATION	-	-
FROM THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$3,027,874	$(3,449,714)

(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2014	September 30, 2013
NET INVESTMENT LOSS

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$103,068	$238,399

EXPENSES:
Management fees	1,759,863	2,783,044
Brokerage commissions (allocated from the Master Fund)	364,804	763,326
Selling commissions and platform fees	1,590,416	2,409,837
Administrative and operating expenses	472,954	736,696
Custody fees (allocated from the Master Fund)	22,440	29,849

Total expenses	4,210,477	6,722,752

NET INVESTMENT LOSS	(4,107,409)	(6,484,353)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	18,832,022	(8,550,064)
Foreign exchange translation	(7,897)	(147,456)
Net change in unrealized:
Futures and forward currency contracts	(1,287,414)	(2,292,073)
Foreign exchange translation	(47,595)	(3,494)
Net gains from U.S. Treasury notes:
Realized	7,041	6,670
Net change in unrealized	13,145	4,121

Net realized and unrealized gains (losses)
allocated from the Master Fund	17,509,302	(10,982,296)

NET INCOME (LOSS)	13,401,893	(17,466,649)

LESS PROFIT SHARE ALLOCATION	-	-
FROM THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$13,401,893	$(17,466,649)

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2014 and 2013

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2013	$2,572,915	$116,781,042	137,419.5284	$10,758,367	11,797.5645	$4,112,988	4,460.4110	$134,225,312

Capital contributions	-	2,353,343	2,596.4237	10,000	11.2465	-	-	2,363,343
Capital withdrawals	-	(28,402,286)	(32,522.0697)	(4,409,585)	(4,705.6458)	(1,390,247)	(1,456.6135)	(34,202,118)
Net income after profit share	396,702	11,586,447	-	992,226	-	426,518	-	13,401,893
PARTNERS' CAPITAL — September 30, 2014	$2,969,617	$102,318,546	107,493.8824	$7,351,008	7,103.1652	$3,149,259	3,003.7975	$115,788,430

Net Asset Value per Unit at September 30, 2014			$951.85		$1,034.89		$1,048.43

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2012	$3,228,323	$168,880,502	181,345.3268	$20,299,372	20,671.4907	$36,535,117	36,885.1442	$228,943,314

Capital contributions	-	13,604,967	14,767.7910	806,000	830.2949	172,061	172.9573	14,583,028
Capital withdrawals	-	(34,829,897)	(39,392.6972)	(6,282,708)	(6,598.3106)	(32,051,554)	(31,768.6915)	(73,164,159)
Net income (loss) after profit share	(226,178)	(15,943,624)	-	(1,440,723)	-	143,876	-	(17,466,649)
PARTNERS' CAPITAL — September 30, 2013	$3,002,145	$131,711,948	156,720.4206	$13,381,941	14,903.4750	$4,799,500	5,289.4100	$152,895,534

Net Asset Value per Unit at September 30, 2013			$840.43		$897.91		$907.38

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2014

The following information presents per unit operating performance data for each series for the three months ended September 30, 2014.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$927.88	$1,004.43	$1,016.93

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(11.30)	(7.77)	(7.23)
Total trading and investing gains (1)	35.27	38.23	38.73

Net income before profit share allocation from Master Fund	23.97	30.46	31.50

Profit share allocation from Master Fund (1) (6)	-	-	-

Net income from operations after profit share allocation from Master Fund	23.97	30.46	31.50

NET ASSET VALUE PER UNIT — End of period	$951.85	$1,034.89	$1,048.43

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	2.58%	3.03%	3.10%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	-	-	-

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	2.58%	3.03%	3.10%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.94%	3.18%	2.93%
Profit share allocation from Master Fund (2) (6)	-	-	-

Total expenses	4.94%	3.18%	2.93%

Net investment loss (3) (4) (5)	(4.82)%	(3.07)%	(2.82)%

(1)	The net investment loss per unit and profit share allocation from Master Fund per unit are calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2013

The following information presents per unit operating performance data for each series for the three months ended September 30, 2013.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$858.18	$912.89	$921.95

LOSS ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(10.40)	(7.17)	(6.74)
Total trading and investing losses (1)	(7.35)	(7.81)	(7.83)

Net loss before profit share allocation from Master Fund	(17.75)	(14.98)	(14.57)

Profit share allocation from Master Fund (1) (6)	-	-	-

Net loss from operations after profit share allocation from Master Fund	(17.75)	(14.98)	(14.57)

NET ASSET VALUE PER UNIT — End of period	$840.43	$897.91	$907.38

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(2.07)%	(1.64)%	(1.58)%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	-	-	-

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(2.07)%	(1.64)%	(1.58)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	5.06%	3.31%	3.06%
Profit share allocation from Master Fund (2) (6)	-	-	-

Total expenses	5.06%	3.31%	3.06%

Net investment loss (3) (4) (5)	(4.91)%	(3.15)%	(2.90)%

(1)	The net investment loss per unit and profit share allocation from Master Fund per unit are calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing losses are a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2014

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2014.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$849.81	$911.91	$922.11

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(32.66)	(22.46)	(20.91)
Total trading and investing gains (1)	134.70	145.44	147.23

Net income before profit share allocation from Master Fund	102.04	122.98	126.32

Profit share allocation from Master Fund (1) (6)	-	-	-

Net income from operations after profit share allocation from Master Fund	102.04	122.98	126.32

NET ASSET VALUE PER UNIT — End of period	$951.85	$1,034.89	$1,048.43

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	12.01%	13.49%	13.70%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	-	-	-

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	12.01%	13.49%	13.70%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.96%	3.21%	2.96%
Profit share allocation from Master Fund (2) (6)	-	-	-

Total expenses	4.96%	3.21%	2.96%

Net investment loss (3) (4) (5)	(4.85)%	(3.10)%	(2.85)%

(1)	The net investment loss per unit and profit share allocation from Master Fund per unit are calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2013

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2013.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$931.26	$982.00	$990.51

LOSS ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(33.17)	(22.71)	(20.95)
Total trading and investing losses (1)	(57.66)	(61.38)	(62.18)

Net loss before profit share allocation from Master Fund	(90.83)	(84.09)	(83.13)

Profit share allocation from Master Fund (1) (6)	-	-	-

Net loss from operations after profit share allocation from Master Fund	(90.83)	(84.09)	(83.13)

NET ASSET VALUE PER UNIT — End of period	$840.43	$897.91	$907.38

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(9.75)%	(8.56)%	(8.39)%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	-	-	-

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(9.75)%	(8.56)%	(8.39)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	5.09%	3.34%	3.04%
Profit share allocation from Master Fund (2) (6)	-	-	-

Total expenses	5.09%	3.34%	3.04%

Net investment loss (3) (4) (5)	(4.93)%	(3.17)%	(2.87)%

(1)	The net investment loss per unit and profit share allocation from Master Fund per unit are calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing losses are a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

 NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at September 30, 2014 and December 31, 2013 and the results of its operations for the three and nine months ended September 30, 2014 and 2013 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2014 and December 31, 2013 was 72.95% and 59.64%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets. The Partnership is allocated its pro-rata portion of the administration fee which is charged at the Master Fund level. As of September 30, 2014 and December 31, 2013, $32,014 and $33,664, respectively, were payable by the Master Fund to the General Partner and are included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the units of limited partnership (“Units”). The total amount paid by the General Partner was $191,967. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership, but will be absorbed by the General Partner. As of September 30, 2014, pursuant to this calculation, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership. For each of the three and nine months ended September 30, 2014, the costs incurred by the Partnership were $3,199 and $22,396, respectively. The final accrual period was in July 31, 2014. For each of the three and nine months ended September 30, 2013, the costs incurred by the Partnership were $9,597 and $28,791, respectively. Organization and initial offering costs are included in “administrative and operating expenses” in the Master Fund’s Statements of Operations. Accordingly, as of September 30, 2014 and December 31, 2013, $3,199 and $3,199 were payable by the Master Fund to the General Partner as reimbursement for such costs and are included in “accrued expenses” in the Master Fund’s Statement of Financial Condition.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2014 and December 31, 2013, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Series A	108,477.648	167,652.875	116,912.630	176,563.183
Series B	7,450.019	16,177.681	8,794.459	17,917.609
Series C	3,018.081	5,684.046	3,552.934	9,567.380

(a) At September 30, 2014 and December 31, 2013 (unaudited)

(b) For the nine months ended September 30, 2014 and 2013 (unaudited)

(c) For the three and nine months ended September 30, 2014 and 2013 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes–at fair value (amortized cost $31,570,439 and $52,439,595)	$31,580,395	$52,444,713
Net unrealized appreciation on open futures and forward currency contracts	1,976,967	5,422,647
Due from brokers	2,682,565	1,015,003
Cash denominated in foreign currencies (cost $5,496,347 and $7,036,099)	5,392,698	7,037,511
Total equity in trading accounts	41,632,625	65,919,874

INVESTMENTS IN U.S. TREASURY NOTES–at fair value (amortized cost $107,436,168 and $165,525,889)	107,472,883	165,550,471
CASH AND CASH EQUIVALENTS	12,480,574	6,375,769
ACCRUED INTEREST RECEIVABLE	58,603	517,220
DUE FROM MILLBURN MULTI-MARKETS LTD.	2,075	1,730
DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	3,435	2,325
TOTAL	$161,650,195	$238,367,389

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$322,287	$100,584
Capital withdrawals payable	879,697	8,971,204
Management fee payable	209,293	297,685
Selling commissions payable	174,206	208,312
Accrued expenses	292,822	257,634
Due to broker	1,043,439	3,412,494
Commissions and other trading fees on open futures contracts	15,970	43,361
Other liabilities	13	-
Total liabilities	2,937,727	13,291,274

PARTNERS' CAPITAL	158,712,468	225,076,115

TOTAL	$161,650,195	$238,367,389

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2014

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

LONG FUTURES CONTRACTS:
Energies	0.00%	$(1,877)
Interest rates:
30 Year U.S. Treasury Bond (253 contracts, settlement date December 2014)	0.06	101,938
Other interest rates	0.52	816,872
Total interest rates	0.58	918,810

Livestock	0.04	56,810
Metals	(0.33)	(522,759)
Softs	0.10	158,214
Stock indices	(1.46)	(2,311,518)
Total long futures contracts	(1.07)	(1,702,320)
SHORT FUTURES CONTRACTS:
Energies	0.61	973,657
Grains	0.77	1,225,264
Livestock	0.00	4,680
Metals	0.35	550,252
Softs	0.08	122,542
Stock indices	(0.07)	(113,570)
Total short futures contracts	1.74	2,762,825
TOTAL INVESTMENTS IN FUTURES CONTRACTS - Net	0.67	1,060,505
FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(2.60)	(4,122,264)
Total short forward currency contracts	2.97	4,716,439
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS - Net	0.37	594,175
TOTAL	1.04%	$1,654,680

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2014

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$41,750,000	U.S. Treasury notes, 0.375%, 03/15/2015	26.35%	$41,813,604
27,240,000	U.S. Treasury notes, 0.250%, 05/15/2015	17.18	27,272,986
43,140,000	U.S. Treasury notes, 0.250%, 07/15/2015	27.22	43,200,665
26,730,000	U.S. Treasury notes, 0.250%, 09/15/2015	16.86	26,766,023
	Total investments in U.S. Treasury notes
	(amortized cost $139,006,607)	87.61%	$139,053,278

See notes to financial statements (Unaudited)	(Concluded)

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

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2013

U.S. TREASURY NOTES

		Fair Value
		as a % of
Face Amount	Description	Partners’ Capital	Fair Value

$64,750,000	U.S. Treasury notes, 1.250%, 03/15/2014	28.84%	$64,904,287
27,240,000	U.S. Treasury notes, 1.000%, 05/15/2014	12.14	27,332,042
68,540,000	U.S. Treasury notes, 0.625%, 07/15/2014	30.53	68,735,446
56,970,000	U.S. Treasury notes, 0.250%, 09/15/2014	25.34	57,023,409

	Total investments in U.S. Treasury notes
	(amortized cost $217,965,484)	96.85%	$217,995,184

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2014	September 30, 2013
INVESTMENT INCOME:
Interest income	$49,935	$96,251

EXPENSES:
Brokerage fees	174,165	325,086
Management fees	677,597	1,007,535
Selling commissions and platform fees	518,318	717,250
Administrative and operating expenses	189,905	289,817
Custody fees	10,467	14,087
Total expenses	1,570,452	2,353,775

NET INVESTMENT LOSS	(1,520,517)	(2,257,524)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	10,183,409	1,980,475
Foreign exchange translation	70,618	(19,412)
Net change in unrealized:
Futures and forward currency contracts	(4,477,832)	(4,426,380)
Foreign exchange translation	(100,960)	76,645
Net gains from U.S. Treasury notes:
Realized	5,226	-
Net change in unrealized	14,866	23,419
Total net realized and unrealized gains (losses)	5,695,327	(2,365,253)

NET INCOME (LOSS)	4,174,810	(4,622,777)
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	(58,956)	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$4,233,766	$(4,622,777)

(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2014	September 30, 2013
INVESTMENT INCOME:
Interest income	$176,099	$362,893

EXPENSES:
Brokerage fees	619,604	1,164,360
Management fees	2,303,363	3,452,319
Selling commissions and platform fees	1,602,290	2,436,833
Administrative and operating expenses	679,003	976,069
Custody fees	37,485	44,832
Total expenses	5,241,745	8,074,413

NET INVESTMENT LOSS	(5,065,646)	(7,711,520)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	33,494,391	(13,167,406)
Foreign exchange translation	32,246	(261,263)
Net change in unrealized:
Futures and forward currency contracts	(3,667,383)	(3,753,053)
Foreign exchange translation	(105,061)	34,709
Net gains from U.S. Treasury notes:
Realized	10,939	10,188
Net change in unrealized	16,971	5,209
Total net realized and unrealized gains (losses)	29,782,103	(17,131,616)

NET INCOME (LOSS)	24,716,457	(24,843,136)
LESS PROFIT SHARE TO GENERAL PARTNER	460,842	9,932
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$24,255,615	$(24,853,068)

(Concluded)

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2014:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2014	$223,671,126	$-	$1,404,989	$225,076,115
Contributions	6,408,343	-	-	6,408,343
Withdrawals	(96,988,434)	-	(500,000)	(97,488,434)
Net income	24,480,451	20,410	215,596	24,716,457
General Partner's allocation - profit share	(460,842)	460,829	-	(13)
PARTNERS' CAPITAL- September 30, 2014	$157,110,644	$481,239	$1,120,585	$158,712,468

For the nine months ended September 30, 2013:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2013	$332,882,210	$-	$1,682,328	$334,564,538
Contributions	18,125,355	-	-	18,125,355
Withdrawals	(85,571,002)	-	-	(85,571,002)
Net loss	(24,727,597)	(854)	(114,685)	(24,843,136)
General Partner's allocation - profit share	(9,932)	9,932	-	-
PARTNERS' CAPITAL- September 30, 2013	$240,699,034	$9,078	$1,567,643	$242,275,755

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Total return before General Partner profit share allocation (3)	3.15%	(1.52)%	13.94%	(8.20)
Less: General Partner profit share allocation (3)	-	-	-	-

Total return after General Partner profit share allocation (3)	3.15%	(1.52)%	13.94%	(8.20)

Ratios to average net asset value:
Expenses (1) (4)	2.72%	2.76%	2.67%	2.82
General Partner profit share allocation (3)	-	-	-	-

Total expenses (1)	2.72%	2.76%	2.67%	2.82

Net investment loss (1) (2) (4)	(2.60)%	(2.60)%	(2.55)%	(2.65)

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

(3) Not Annualized

(4) Annualized

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Total return before General Partner profit share allocation (3)	2.92%	(1.74)%	13.27%	(8.86)%
Less: General Partner profit share allocation (3)	(0.03)	-	0.23	-

Total return after General Partner profit share allocation (3)	2.95%	(1.74)%	13.04%	(8.86)%

Ratios to average net asset value:
Expenses (1) (4)	3.52%	3.68%	3.43%	3.77%
General Partner profit share allocation (3)	(0.03)	-	0.23	-

Total expenses (1)	3.49%	3.68%	3.66%	3.77%

Net investment loss (1) (2) (4)	(3.40)%	(3.52)%	(3.31)%	(3.60)%

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

(4) Annualized

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership, Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”) and previously for Millburn Multi-Markets Low Vol. SPC, a Cayman Islands Segregated Portfolio Company (the “Cayman SPC Feeder”). The Cayman SPC Feeder was liquidated on August 31, 2014

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2014 (unaudited) and December 31, 2013 and the results of its operations for the three and nine months ended September 30, 2014 and 2013 (unaudited).

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund, and until its liquidation on August 2014, the Cayman SPC Feeder invested approximately two-thirds of its assets in the Master Fund. At September 30, 2014 and December 31, 2013, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	September 30,	December 31,
	2014	2013
Partnership	72.95%	59.64%
Cayman Feeder	5.53%	3.60%
Cayman SPC Feeder	-%	23.54%

Total	78.48%	86.78%

The capital withdrawals payable at September 30, 2014 and December 31, 2013 were $879,697 and $8,971,204, respectively, detailed below. There were no redemptions payable to the Cayman SPC Feeder or Cayman Feeder at September 30, 2014 or December 31, 2013.

	September 30,	December 31,
	2014	2013
Direct investors (1)	$123,784	$1,509,279
Partnership	755,913	7,461,925

Total	$879,697	$8,971,204

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

During the three and nine months ended September 30, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of September 30, 2014 and December 31, 2013 in valuing the Master Fund’s investments at fair value. At September 30, 2014 and December 31, 2013, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2014

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$139,053,278	$-	$139,053,278

Exchange-traded futures contracts
Energies	971,780	-	971,780
Grains	1,225,264	-	1,225,264
Interest rates	918,810	-	918,810
Livestock	61,490	-	61,490
Metals	27,493	-	27,493
Softs	280,756	-	280,756
Stock indices	(2,425,088)	-	(2,425,088)

Total exchange-traded futures contracts	1,060,505	-	1,060,505

Over-the-counter forward currency contracts	-	594,175	594,175

Total futures and forward currency contracts (2)	1,060,505	594,175	1,654,680

Total financial assets and liabilities at fair value	$140,113,783	$594,175	$140,707,958

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$31,580,395
Investments in U.S. Treasury notes held in custody			107,472,883
Total investments in U.S. Treasury notes			$139,053,278

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,976,967
Net unrealized depreciation on open futures and forward currency contracts			(322,287)
Total unrealized appreciation on open futures and forward currency contracts			$1,654,680

Financial assets and liabilities at fair value as of December 31, 2013

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$217,995,184	$-	$217,995,184

Exchange-traded futures contracts
Energies	(224,818)	-	(224,818)
Grains	(126,282)	-	(126,282)
Interest rates	(1,796,511)	-	(1,796,511)
Livestock	44,850	-	44,850
Metals	1,705,450	-	1,705,450
Softs	64,547	-	64,547
Stock indices	5,683,387	-	5,683,387

Total exchange-traded futures contracts	5,350,623	-	5,350,623

Over-the-counter forward currency contracts	-	(28,560)	(28,560)

Total futures and forward currency contracts (2)	5,350,623	(28,560)	5,322,063

Total financial assets and liabilities at fair value	$223,345,807	$(28,560)	$223,317,247

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$52,444,713
Investments in U.S. Treasury notes held in custody			165,550,471
Total investments in U.S. Treasury notes			$217,995,184

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,422,647
Net unrealized depreciation on open futures and forward currency contracts			(100,584)
Total unrealized appreciation on open futures and forward currency contracts			$5,322,063

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2014 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2014 and December 31, 2013. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2014

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$-	$(1,877)	$1,117,447	$(143,790)	$971,780
Grains	-	-	1,231,140	(5,876)	1,225,264
Interest rates	1,774,322	(855,512)	-	-	918,810
Livestock	57,360	(550)	4,680	-	61,490
Metals	81,650	(604,409)	564,153	(13,901)	27,493
Softs	173,100	(14,886)	208,809	(86,267)	280,756
Stock indices	354,681	(2,666,199)	-	(113,570)	(2,425,088)
Total futures contracts	2,441,113	(4,143,433)	3,126,229	(363,404)	1,060,505

Forward currency contracts	75,941	(4,198,205)	5,065,404	(348,965)	594,175

Total futures and forward currency contracts	$2,517,054	$(8,341,638)	$8,191,633	$(712,369)	$1,654,680

Fair value of futures and forward currency contracts at December 31, 2013

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$324,204	$(438,028)	$116,564	$(227,558)	$(224,818)
Grains	13,743	(702,230)	572,390	(10,185)	(126,282)
Interest rates	269,826	(1,967,927)	75,706	(174,116)	(1,796,511)
Livestock	61,020	(3,820)	8,290	(20,640)	44,850
Metals	3,040,144	(337,397)	150,605	(1,147,902)	1,705,450
Softs	117,351	(165,259)	138,379	(25,924)	64,547
Stock indices	5,585,169	(28,982)	146,700	(19,500)	5,683,387
Total futures contracts	9,411,457	(3,643,643)	1,208,634	(1,625,825)	5,350,623

Forward currency contracts	1,735,216	(2,070,647)	757,083	(450,212)	(28,560)

Total futures and forward currency contracts	$11,146,673	$(5,714,290)	$1,965,717	$(2,076,037)	$5,322,063

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and nine months ended September 30, 2014 and 2013 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2014 and 2013

	Three months	Three months	Nine months	Nine months
	ended:	ended:	ended:	ended:
	September 30,	September 30,	September 30,	September 30,
Sector	2014	2013	2014	2013
Futures contracts:
Energies	$98,352	$(329,347)	$2,290,736	$(4,244,943)
Grains	3,741,002	1,510,125	3,718,948	1,702,592
Interest rates	4,083,906	(1,859,594)	18,392,078	(18,374,879)
Livestock	(186,430)	184,380	942,780	(889,150)
Metals	742,968	(5,761,316)	(1,835,194)	(1,904,083)
Softs	2,086,203	(447,178)	2,449,208	310,567
Stock indices	(2,363,932)	4,313,360	2,622,108	14,903,144
Total futures contracts	8,202,069	(2,389,570)	28,580,664	(8,496,752)

Forward currency contracts	(2,496,492)	(56,335)	1,246,344	(8,423,707)

Total futures and forward currency contracts	$5,705,577	$(2,445,905)	$29,827,008	$(16,920,459)

For the three months ended September 30, 2014, the monthly average number of futures contracts bought and sold was 16,555 and 17,890, respectively, and the monthly average notional value of forward currency contracts traded was approximately $735,000,000. Over the same period in 2013, the monthly average of futures contracts bought and sold was 31,895 and 27,153, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,035,000,000.

In December 2011, FASB issued Accounting Standard Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities” which created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an agreement similar to a master netting agreement. The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at September 30, 2014 and December 31, 2013.

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

Offsetting of derivative assets and liabilities at September 30, 2014

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty D	$3,228,237	$(1,886,177)	$1,342,060
Total futures contracts	3,228,237	(1,886,177)	1,342,060

Forward currency contracts
Counterparty H	5,107,999	(4,473,092)	634,907
Total forward currency contracts	5,107,999	(4,473,092)	634,907

Total assets	$8,336,236	$(6,359,269)	$1,976,967

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty D	$2,620,660	$(2,339,105)	$281,555
Total futures contracts	2,620,660	(2,339,105)	281,555

Forward currency contracts
Counterparty F	33,758	-	33,758
Counterparty G	40,320	(33,346)	6,974
Total forward currency contracts	74,078	(33,346)	40,732

Total liabilities	$2,694,738	$(2,372,451)	$322,287

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty D	$1,342,060	$-	$(1,342,060)	$-
Counterparty H	634,907	-	(634,907)	-

Total	$1,976,967	$-	$(1,976,967)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty D	$281,555	$-	$(281,555)	$-
Counterparty F	33,758	-	(33,758)	-
Counterparty G	6,974	-	(6,974)	-

Total	$322,287	$-	$(322,287)	$-

(1) Collateral received and pledged includes both cash and U.S. Treasury notes held at each respective broker.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.

(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2014.

(4) Net amount represents the amounts owed by the Partnership to each counterparty as of September 30, 2014.

Offsetting of derivative assets and liabilities at December 31, 2013

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty A	$2,277,503	$(400,071)	$1,877,432
Counterparty C	6,037,494	(3,092,216)	2,945,278
Counterparty D	2,305,094	(1,777,181)	527,913
Total futures contracts	10,620,091	(5,269,468)	5,350,623

Forward currency contracts
Counterparty F	229,752	(207,282)	22,470
Counterparty G	53,380	(3,826)	49,554
Total forward currency contracts	283,132	(211,108)	72,024

Total assets	$10,903,223	$(5,480,576)	$5,422,647

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Forward currency contracts
Counterparty H	$2,309,751	$(2,209,167)	$100,584

Total liabilities	$2,309,751	$(2,209,167)	$100,584

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty A	$1,877,432	$-	$(1,877,432)	$-
Counterparty C	2,945,278	-	(2,945,278)	-
Counterparty D	527,913	-	(527,913)	-
Counterparty F	22,470	-	(22,470)	-
Counterparty G	49,554	-	(49,554)	-

Total	$5,422,647	$-	$(5,422,647)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty H	$100,584	$-	$(100,584)	$-

Total	$100,584	$-	$(100,584)	$-

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”), Morgan Stanley & Co. LLC (“MS”) and Barclays Bank PLC (“BB”). The Master Fund’s concentration of credit risk associated with DB, MS or BB nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, MS and BB. The amount of such credit risk was $11,330,029 and $16,770,954 at September 30, 2014 and December 31, 2013, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2014 and 2013. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	September 30, 2014	September 30, 2013
Profit share earned	$432,185	$-
Reversal of profit share	(491,154)	-
Profit share accrued	13 (1)	-
Total profit share	$(58,956)	$-

	Nine months ended:		Nine months ended:
	September 30, 2014		September 30, 2013
Profit share earned	$460,829		$9,932
Profit share accrued	13	(1)	-
Total profit share	$460,842		$9,932

(1)	Included in “Other liabilities” in the Statements of Financial Condition.

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

The value of the Master Fund’s cash and financial instruments is not materially affected by inflation. Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Master Fund’s debt securities to decline, but only to a limited extent. More importantly, changes in interest rates could cause periods of strong up or down market price trends, during which the Master Fund’s profit potential generally increases. However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, markets in which the Master Fund is likely to suffer losses.

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through September 30, 2014, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the Units. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner. As of September 30, 2014, pursuant to this calculation $36,987 has been borne by the General Partner and will not be reimbursed by the Partnership.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, through its investment in the Master Fund, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2014

Total
Partners'
Capital of the
Month Ending:	Partnership
September 30, 2014	$115,788,430
June 30, 2014	114,129,379
December 31, 2013	134,225,312

	Three Months ended	Nine Months ended
Change in Partners' Capital	$1,659,051	$(18,436,882)
Percent Change	1.45%	(13.74)%

THREE MONTHS ENDED SEPTEMBER 30, 2014

The increase in the Partnership’s net assets of $1,659,051was attributable to contributions of $1,664,443 and net income through its investment in the Master Fund of $3,027,874 which was partially offset by withdrawals of $3,033,266.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2014 decreased $241,530 relative to the corresponding period in 2013. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended September 30, 2014, relative to the corresponding period in 2013.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2014 decreased $94,661 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in trading volume at the Master Fund, relative to the corresponding period in 2013.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the three months ended September 30, 2014 decreased $198,047 relative to the corresponding period in 2013. The decrease was due to a decrease in the average net asset value of commission paying investors of the Partnership during the three months ended September 30, 2014, relative to the corresponding period in 2013.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2014 decreased $66,905 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in the Partnership’s average net asset value during the three months ended September 30, 2014, relative to the corresponding period in 2013.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2014 decreased $29,737 relative to the corresponding period in 2013. This decrease was due primarily to a decrease in the Partnership’s average net asset value during the three months ended September 30, 2014 relative to the corresponding period in 2013.

For the three months ended September 30, 2014, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $4,343,480 from trading operations (including foreign exchange transactions and translations). Management fees of $565,036, brokerage commissions of $113,746, selling commissions and platform fees of $514,406, administrative and operating expenses of $148,171 and custody fees and other expenses of $6,280 were paid or accrued. Interest income of $32,033 partially offset the Master Fund expenses allocated to the Partnership resulting in net income of $3,027,874.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(1.02)%
Energies	0.37%
Grains	2.19%
Interest rates	2.54%
Livestock	(0.11)%
Metals	0.39%
Softs	1.10%
Stock indices	(1.60)%
Trading gain	3.86%

Nine months ended September 30, 2014

The decrease in the Partnership’s net assets of $18,436,882 was attributable to contributions of $2,363,343 and net income through its investment in the Master Fund of $13,401,893 which was partially offset by withdrawals of $34,202,118.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2014 decreased $1,023,181 relative to the corresponding period in 2013. The decrease was due to a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2014, relative to the corresponding period in 2013.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2014 decreased $398,522 relative to the corresponding period in 2013. The decrease was due to a decrease in the average net asset value of the Partnership as well as a decrease in trading volume at the Master Fund, relative to the corresponding period in 2013.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the nine months ended September 30, 2014 decreased $819,421 relative to the corresponding period in 2013. The decrease was due to a decrease in the average net asset value of commission paying investors of the Partnership during the nine months ended September 30, 2014, relative to the corresponding period in 2013.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2014 decreased $263,742 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in the Partnership’s average net asset value during the nine months ended September 30, 2014, relative to the corresponding period in 2013.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2014 decreased $135,331 relative to the corresponding period in 2013. This decrease was due to a decrease in the Partnership’s average net asset value during the nine months ended September 30, 2014 relative to the corresponding period in 2013.

For the nine months ended September 30, 2014, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $17,509,302 from trading operations (including foreign exchange transactions and translations). Management fees of $1,759,863, brokerage commissions of $364,804, selling commissions and platform fees of $1,590,416, administrative and operating expenses of $472,954 and custody fees and other expenses of $22,440 were paid or accrued. Interest income of $103,068 partially offset the Master Fund expenses allocated to the Partnership resulting in net income of $13,401,893.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.87%
Energies	1.49%
Grains	2.22%
Interest rates	9.60%
Livestock	0.51%
Metals	(0.68)%
Softs	1.33%
Stock indices	0.89%
Trading gain	16.23%

MANAGEMENT DISCUSSION – 2014

Three months ended September 30, 2014

The Partnership, through its investment in the Master Fund, registered a gain during the quarter ended September 30, 2014 as profits from trading interest rate and commodity futures outpaced losses from trading stock index futures and currency forwards.

With growth solid and inflation concerns gaining some traction, the U.S. Federal Reserve and Bank of England were discussing the timing of official rate increases. On the other hand, with inflation stubbornly at or below 0.5% in the European Union and core inflation quiescent in Japan, and with growth stagnant in both countries, the European Central Bank and the Bank of Japan were continuing to move in the direction of further monetary ease. Finally, the People’s Bank of China implemented targeted lending measures to underpin an economy that was slowing more than desired under the weight of a sinking property sector and the transition from an export led economy to an economy led by domestic demand. These differential growth, inflation and policy patterns seemed to drive financial market developments, while commodity markets responded more to their specific supply and demand factors rather than to the broad sweep of global macro factors.

In this environment and with demand for government securities augmented by a flight to safety reflecting the geopolitical strains in the Ukraine and the Middle East, European interest rates were driven to record lows and profits were recorded on long positions in German, French, Italian, British, and Japanese note, bond, and short-term interest rate futures. On the other hand, long positions in U.S. interest rate futures were fractionally unprofitable.

In the agricultural sector, short corn, wheat, soybean and soybean oil positions were profitable as the U.S. Department of Agriculture (“USDA”) forecast bumper crops and ample inventories, driving corn and wheat prices to four year lows. A short cotton trade benefitted from an abundant U.S. cotton harvest and slowing Chinese demand. A short sugar position profited from news of a better supply outlook in Brazil that pushed down sugar prices to seven year lows. Finally, a long cocoa trade was profitable as concern about Ebola in West Africa prompted supply worries. Meanwhile, livestock trading was marginally unprofitable.

For much of the quarter, energy prices were volatile, buffeted by adequate supplies on the one hand –especially in the U.S.—and Middle East turmoil on the other. By September, however, weakening Chinese demand, a stronger U.S. dollar and ample supplies drove energy prices lower and short positions in Brent crude, London gas oil, and heating oil had produced profits. However, trading of WTI crude, RBOB gasoline and natural gas early in the quarter produced largely offsetting losses.

Metal trading was marginally profitable as prices weakened late in the period in response to a stronger dollar and softer economic data out of China, and short positions in nickel, platinum and silver posted gains. A long zinc trade was profitable as supplies tightened in the wake of several “old mine” closures. A long aluminum trade was also profitable as Indonesia continues to restrict bauxite exports.

Long positions in Continental European equity futures were unprofitable as the fallout from the Russia-Ukraine confrontation undermined the already weak growth outlook, especially in Germany and Eastern Europe. With the Bank of England discussing the timing of rate increases and in the heat of the Scottish independence vote, a long British equity futures trade generated a loss. Late in the quarter, political turmoil in Hong Kong and news of slower than expected growth in China led to losses on long positions in Korean, Hong Kong, Australian and Chinese equity futures. Long positions in South African, Canadian and small cap U.S. equity futures were also unprofitable, as was a short vix trade. Long positions in Japanese futures were marginally profitable.

Entering the quarter, the Partnership was short the U.S. dollar versus a number of currencies that had higher interest rates and/or apparently better growth prospects. As it became evident that U.S economic activity was accelerating and that the U.S. Federal Reserve was moving toward tighter policy, the U.S. dollar started to climb and losses were sustained during July and into August. Thereafter, long U.S. dollar trades produced somewhat offsetting profits. Short U.S. dollar trades against New Zealand, Canada, Switzerland, Korea, Brazil, Mexico, India and Singapore registered losses. The fact that New Zealand officials suggested that the rise in the New Zealand dollar was “unjustified and unsustainable”; that the Reserve Bank of Australia claimed that the Australian dollar was “overvalued”; that the Reserve Bank of India intervened to buy U.S. dollars; and that the IMF suggested that the pound sterling was “overvalued” added to the U.S. dollar’s advance. Heightened political tensions worldwide also underpinned the U.S. currency. Consequently, long U.S. dollar positions against the euro, Swedish krona, Czech koruna and Chilean peso were profitable. A long British pound trade was profitable in the wake of the Scottish independence “No” vote. Non-U.S. dollar cross rate trading was marginally profitable, largely due to a few short euro trades early in the quarter.

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

Periods ended September 30, 2013

Total
Partners'
Capital of the
Month Ending:	Partnership
September 30, 2013	$152,895,534
June 30, 2013	172,491,457
December 31, 2012	228,943,314

	Three Months ended	Nine Months ended
Change in Partners' Capital	$-19,595,923	$(76,047,780)
Percent Change	(11.36)%	(33.22)%

Three months ended September 30, 2013

The decrease in the Partnership’s net assets of $19,595,923 was attributable to withdrawals of $18,372,359 and a net loss through its investment in the Master Fund of $3,449,714 which was partially offset by contributions of $2,226,150.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership, through its investment in the Master Fund, may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at September 30, 2014 and December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On July 1, 2014, August 1, 2014, and September 1, 2014, the Partnership sold Interests to new and existing limited partners of $214,000, $1,310,141 and $140,302 respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended September 30, 2014.

	Series A		Series B		Series C
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
July 31, 2014	(1,211.1828)	$920.33	(170.9735)	$997.71	(42.4915)	$1,010.33
August 31, 2014	(1,002.3280)	946.94	-	1,028.05	-	1,041.28
September 30, 2014	(479.6772)	951.85	(289.2405)	1,034.89	-	1,048.43

Total	(2,693.1880)		(460.2140)		(42.4915)

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

Date: November 13, 2014

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)

