Form 10-K
period 2014-12-31
Millburn Multi-Markets Fund L.P.
filed 2015-03-30
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2014

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2014 and 2013 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2014, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)    General development of business

Millburn Multi-Markets Fund L.P.  (the “Partnership”) is a limited partnership organized September 8, 2008 under the Delaware Revised Uniform Limited Partnership Act.  The Partnership commenced operations on August 1, 2009.  The Partnership is required, pursuant to its Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), to invest all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”), a Delaware limited partnership that began trading on October 20, 2004.  The Partnership is one of a number of investors in the Master Fund.  As of December 31, 2014, the Partnership’s partnership percentage in the Master Fund was approximately 73.17% of total partners’ capital of the Master Fund.  The general partner and trading advisor of the Partnership and the Master Fund is Millburn Ridgefield Corporation, a Delaware corporation operating in Greenwich, Connecticut (the “General Partner”).

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

The General Partner was organized in May 1982 to manage discretionary accounts in futures and forward markets.  It and its principals have been trading in the futures and forwards markets pursuant to systematic quantitative, trading and risk management methods since 1971.  The General Partner has been registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator (“CPO”) since July 1, 1982, as a commodity trading advisor (“CTA”) since September 13, 1984 and has been a member of the National Futures Association (the “NFA”) since July 1, 1982.  The General Partner has been an approved swaps firm with the NFA since December 26, 2012. The General Partner conducts all trading and investment activities through the Master Fund.  The Millburn Corporation is an affiliate of the General Partner and performs research, trading, technology, operations, marketing, accounting, tax, legal, compliance, human resources, and other administrative functions for the Partnership and the Master Fund and other commodity pools and investment partnerships managed by the General Partner.

As of December 31, 2014, the aggregate net asset value of the Partnership was $118,612,480 and the aggregate net asset value of the Master Fund was $162,111,081. The net asset value of a Series A Unit originally sold for $1,000.00 as of August 1, 2009 was $975.44 as of December 31, 2014.  The net asset value of a Series B Unit originally sold for $1,000.00 as of August 1, 2009 was $1,065.18 as of December 31, 2014.  The net asset value of a Series C Unit originally sold for $1,000.00 as of August 1, 2009 was $1,079.79 as of December 31, 2014.  In each case, these are based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from August 1, 2009 to December 31, 2014.

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

(c)    Narrative description of business

The Partnership, through the Master Fund, engages in the speculative trading of futures, forward and spot contracts and may trade options thereon as well as swap contracts.  The Master Fund’s sole trading advisor is the General Partner.  The Master Fund trades in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market.  The General Partner makes trading decisions pursuant to its investment and trading methods, which include technical trend analysis, certain non-traditional technical systems (i.e., systems falling outside of traditional technical trend analysis), and money management principles, which may be revised from time to time.  The objective of the General Partner’s investment and trading methods is to (i) incorporate trend-following models to participate in all major sustained price moves in the markets traded and (ii) simultaneously consider non-traditional factors that may enhance, reduce, or even override trend-following model signals.  The General Partner’s approach employs models that analyze data over a time spectrum from several minutes to multiple years.  The models described generally have specific type and frequency of data as inputs. For example, a trend-following model may have daily price data, while a non-traditional model may have fundamental data (e.g., the shape of a country’s yield curve) as its input. In addition to such single-input models, the General Partner deploys models that simultaneously analyze different inputs to generate a directional signal. A majority of trades generated by quantitative models may be unprofitable.  Their objective is to make fewer but larger profits, more than offsetting possibly more numerous but smaller losses.  Consequently, during periods in which market behavior differs significantly from that analyzed to build the models, substantial losses are possible, and even likely.

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

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash, futures, forwards or option markets-generated data or government- and industry-generated statistical information); and the objective of the system (profiting from momentum, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the General Partner’s objective is to have several approaches operating simultaneously. Since the early 1980s, the General Partner has used multiple systems for each market.

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

Risk is a function of both price level and price volatility.  For example, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel. Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range. The General Partner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market.  Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market.  In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases. The General Partner’s position-sizing models maintain overall portfolio risk and distribution of risk across markets within designated ranges.  The position-sizing model manages the position traded by the (directional) trading systems discussed above.

In addition, the General Partner’s risk management processes focus on money management principles applicable to the portfolio as a whole rather than to individual markets.  The first principle is portfolio diversification, which attempts to improve the quality of profits by reducing volatility.

Additional money management principles applicable to the portfolio as a whole include:  (1) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be substantially higher or lower and (2) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions solely in the same market.

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

The General Partner employs discretion in the execution of trades where the trading expertise of The Millburn Corporation (an affiliate of the General Partner) plays a role in timing of orders and, from time to time, the General Partner may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies.  This exercise of discretion (other than in trade execution) generally occurs only in response to unusual market conditions that may not have been factored into the design of the trading systems and is generally intended to reduce risk exposure.  Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

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

The General Partner’s “Profit Share” is calculated separately, with respect to (i) Series A Units and (ii) Series B and Series C Units in the aggregate, as of the end of a fiscal year.  The Profit Share applicable to Series A equals 20% of any increase in trading profits attributable to Series A over the previous high point in such trading profits as of a date on which a Profit Share was paid with respect to Series A (or $0 if no Profit Share has been paid with respect to such Units).  The Profit Share attributable to Series B and Series C, calculated on an aggregate basis, equals 20% of any increase in aggregate trading profits attributable to Series B and Series C over the previous high point in such trading profits as of a date on which a Profit Share was paid with respect to Series B and Series C (or $0 if no Profit Share has been paid with respect to such Units).

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

In connection with the Master Fund’s futures trading, the Master Fund currently executes and clears transactions through J.P. Morgan Securities LLC (“J.P. Morgan”) and Deutsche Bank Securities Inc. (“Deutsche Bank”), each a registered futures commission merchant, but may use other futures commission merchants or cease using any particular futures commission merchant at any time in the General Partner’s discretion.  The Master Fund currently engages in currency forward trading with Morgan Stanley & Co. LLC (“Morgan Stanley”) and Deutsche Bank AG, which serve as the Master Fund’s prime brokers in connection with the Master Fund’s foreign currency forward trading, but may utilize the services of additional prime brokers or engage in such trading with other banks and dealers as well. If the Master Fund engages in any commodity swap trading, it intends to do so with highly creditworthy banks and dealers only.

The General Partner estimates that 90% or more of the Master Fund’s assets, including the assets used to satisfy margin and collateral requirements, will be invested in U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments and certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits).  All interest earned on such securities or other obligations purchased with Master Fund assets will accrue to the Master Fund.  The balance of the Master Fund’s assets will be held in cash in commodity brokerage accounts, bank accounts or other accounts in the name of the Master Fund and will be used for trading which requires cash for margin and to avoid daily buying and selling of government securities.  Neither the Partnership nor the Master Fund will make any loans; provided, however, that the Partnership and the Master Fund may purchase CFTC-authorized investments, including debt instruments, as described above.  The General Partner will not commingle the property of the Partnership or the Master Fund with the property of any other person or entity (the deposit of Partnership or Master Fund assets with banks, brokers and dealers for margin, collateral or otherwise not being deemed a prohibited commingling).

The Partnership does not engage in lending (other than through permitted securities investments).

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of CTAs, CPOs, “futures commission merchants,” “introducing brokers,” “swap dealers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires CPOs and CTAs, such as the General Partner, and commodity brokers or futures commission merchants and swap dealers, such as J.P. Morgan, Deutsche Bank, Deutsche Bank AG and Morgan Stanley to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a CPO or a CTA were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership. Should the General Partner’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In October 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural commodity derivatives, futures and options contracts and their economically equivalent swap contracts. All accounts controlled by the General Partner are combined for speculative position limit purposes. On September 28, 2012, the U.S. District Court for the District of Columbia vacated these rules. In November 2013, however, the CFTC proposed substantially similar rules to its prior position limits regime. The Master Fund could be required to liquidate positions it holds in order to comply with the new position limits regime. Any such liquidation or limited implementation could result in substantial costs to the Partnership. It is as yet unclear whether the rules will have an adverse effect on the Partnership.

In response to the financial crises of 2008-2009, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010. The Reform Act includes provisions that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time. The Reform Act mandates that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses. The mandates imposed by the Reform Act may result in the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees, with respect to the Partnership’s trading currently undertaken in the OTC markets.

The Partnership may also trade deliverable forward contracts in the inter-bank currency market. Such deliverable forward contracts are not currently traded on exchanges; rather, banks and dealers act as principals in these markets. As a result of the Reform Act, the CFTC now regulates non-deliverable forwards (including many deliverable forwards where the parties do not take delivery), although currency forward contracts are generally not otherwise subject to regulation by any other U.S. government agency. Changes in the forward markets may entail increased costs and result in burdensome reporting requirements. There is currently no limitation on the daily price movements of forward contracts. Principals in the forward markets have no obligation to continue to make markets in the forward contracts traded. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the General Partner would otherwise recommend, to the possible detriment of the Master Fund.

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

(a)    Market Information

There is no trading market for the Units, and none is likely to develop. Units may be redeemed upon 15 days’ written notice at their net asset value as of the last day of any month, subject to certain early redemption charges.

(b)    Holders

As of December 31, 2014, there were 1,292 holders of Series A Units, 140 holders of Series B Units and 46 holders of Series C Units.

(c)    Dividends

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to the Partners. No distributions have been made on the Units, and none are contemplated.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Units are sold on a monthly basis through the General Partner and selling agents retained by the General Partner to act as its agents. Units were initially issued at $1,000 per Unit and thereafter at net asset value. Between October 1, 2014 and December 31, 2014, the Partnership issued Units at monthly closings, as set forth in the following charts, to both new limited partners as well as to existing limited partners making additional investments.

Month	Number of Series A Units Sold	Dollar Amount of Series A Units Sold

October 1, 2014	455.4273	$433,500
November 1, 2014	1,378.1810	$1,338,855
December 1, 2014	299.3550	$295,477

Total	2,132.9633	$2,067,832

Month	Number of Series B Units Sold	Dollar Amount of Series B Units Sold

October 1, 2014	62.8085	$65,000
November 1, 2014	56.7240	$60,000
December 1, 2014	92.9130	$100,000

Total	212.4455	$225,000

The foregoing Units were privately offered and sold only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506(b) of Regulation D under the 1933 Act, and with whom the Partnership, the General Partner or a selling agent acting on behalf of the General Partner has a pre-existing substantive relationship and with respect to whom it has been determined that Units are a suitable investment.

No underwriting discounts or underwriting commissions were paid in connection with such sales. Selling Agent compensation is described above.

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Limited Partnership Agreement, limited partners may redeem Units as of the end of each calendar month. The redemption of Units by limited partners has no impact on other limited partners.

The following table summarizes limited partner redemptions of Series A, Series B and Series C Units during the fourth calendar quarter of 2014:

Series A Units

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2014	862.0393	$971.47
November 30, 2014	469.8650	$987.04
December 31, 2014	549.3020	$975.44

Total	1,881.2063

Series B Units

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2014	20.8474	$1,057.75
December 31, 2014	283.7450	$1,065.18

Total	304.5924

Series C Units

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2014	252.5000	$1,071.81

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

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be higher; and (4) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions in the same market. The Master Fund controls credit risk by dealing exclusively with large, well-capitalized financial institutions as brokers and counterparties.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2014, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

The General Partner has paid $191,967 of expenses incurred in connection with the organization of the Partnership and the initial offering of the Units. The Master Fund, on behalf of the Partnership, reimbursed the General Partner for these costs in 60 equal monthly installments of $3,199 beginning August 1, 2009 and ending July 31, 2014. However, to the extent that for any month the $3,199 exceeded 1/12 of 0.05% of the Partnership’s month-end net asset value (a 0.05% annual rate), such excess was not reimbursed by the Partnership but rather was absorbed by the General Partner. As of December 31, 2014, pursuant to this calculation, $30,987 was borne by the General Partner and will not be reimbursed by the Partnership.

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

2014

During 2014, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $21,802,910 from trading operations (including foreign exchange transactions and translations). Management fees of $2,344,823, brokerage commissions of $460,073, selling commissions and platform fees of $2,124,522, administrative and operating expenses of $614,707 and custody fees of $28,159 were paid or accrued. Of these expenses, $0 was borne by the General Partner. The Master Fund allocated $0 in Profit Share to the General Partner in respect of the Partnership. Interest income of $134,440 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share to the General Partner of $16,365,066.

For the year ended December 31, 2014, the Master Fund achieved net realized and unrealized gains of $35,659,685 from trading operations (including foreign exchange transactions and translations).  Management fees of $2,947,702, brokerage commissions of $750,088, selling commissions and platform fees of $2,140,468, administrative and operating expenses of $962,330 and custody fees of $45,322 were paid or accrued.  Of these expenses, $123,162 were borne by the General Partner or an affiliate.  The Master Fund allocated $463,212 in Profit Share to the General Partner.  Interest income of $219,069 partially offset the Master Fund expenses resulting in net income after profit share to the General Partner of $28,692,794.

An analysis of the Master Fund’s trading gain (loss) by sector for the year ended December 31, 2014 is as follows:

Sector	% Gain (Loss)
Currencies	0.60%
Energies	1.44%
Grains	1.19%
Interest rates	14.97%
Livestock	0.58%
Metals	(0.63)%
Softs	1.22%
Stock indices	1.18%

Total	20.55%

The Partnership, through its investment in the Master Fund, was profitable for the year largely due to gains from long interest rate futures positions, although profits from trading currency forwards, and stock index, energy and agricultural commodity futures augmented the advance. On the other hand, trading of metal futures was unprofitable.

The environment for trading these markets was favorable due to the differential growth, inflation and policy paths that were followed by the world’s major economies and central banks—Federal Reserve, ECB, Bank of Japan, People’s Bank of China, and Bank of England. Furthermore, within most major regions of the world — such as North America, Latin and South America, Europe, and non-Japan Asia — there were also varying trajectories for growth, inflation and policy among the constituent countries. While the worldwide growth outlook at the start of 2014 was optimistic, the results were somewhat disappointing due to several events including: the Russian incursions in Crimea and the Ukraine and subsequent sanctions that dented European growth; the collapse of oil and industrial commodity prices that weakened growth in commodity producing nations; and the greater than expected slowdown in China. Then, on the inflation front, an anticipated acceleration never materialized as prices for oil, industrial commodities and many foodstuffs fell sharply. Moreover, wages and core prices failed to accelerate even where growth remained solid, i.e. the U.S. and U.K. The mosaic for the trading environment was also influenced by numerous political and social events during 2014 such as: the coup in Thailand, Modi’s election in India, Jokowi’s victory in Indonesia, the Erdogan election in Turkey, Abe’s re-election in Japan, the Republican Congressional win in the U.S., the Scottish independence vote, the Hong Kong democracy protests and the liberalization of Shanghai equity markets. Finally, the persistent and escalating turmoil in the Middle East encompassing ISIL, Syria, Iran, Iraq and Libya and the terrorism it spawns shadowed market events throughout the year.

With inflation absent, growth somewhat disappointing and the social and political background unsettled, it should come as no surprise that long positions in interest rate futures across the maturity spectrum would be profitable. Thus, long trades in U.S., U.K., Australian, Canadian, Japanese, German, French and Italian note, bond and short term futures were profitable.

Equity market performances were mixed around the globe with several serious corrections throughout the year adding to trader anxiety. Long positions in U.S., Canadian, Japanese, Taiwanese, Indian, and South African stock index futures were profitable. These gains were partially offset by losses from long positions in Dutch, British, Euro stoxx, Korean and Australian futures. A short vix trade also registered a loss as volatility rose, particularly in the second half of the year.

Solid growth, the end of QE and prospects for interest rate increases underpinned the U.S. dollar, while sluggish growth, anemic inflation and increased ease in monetary policies undermined the euro and yen. Hence, long dollar trades versus the euro and yen were profitable, as were long dollar positions against the Czech, Swedish, Chilean and Israeli currencies. A long pound sterling trade relative to the dollar was also profitable, and so too were a long New Zealand Dollar/short Canadian dollar trade and trading of the euro versus the Swedish and South African units. On the other hand, short dollar trades against Korea, Mexico and Canada posted losses, as did trading of the U.S. unit against South Africa, Singapore and Turkey. Trading the euro versus Eastern Europe and Norway, and the Aussie dollar against the yen and pound were also unprofitable.

Short positions in corn, wheat and soybeans were profitable as record grain crops weighed on prices. A long soybean meal trade and spread trading of grains added to the gains. Trading of Kansas City wheat was slightly unprofitable. A short sugar trade benefitted from persistent oversupply and large inventories. A short cotton trade was profitable as Chinese demand softened and supplies remained plentiful. A long cattle trade produced a fractional gain.

Energy trading produced a gain. Long positions in crude oil, RBOB gasoline and London gas oil were profitable early in the year when growth was expected to improve and Middle-East turmoil underpinned prices. During the second half of 2014, as prices first fell and then collapsed as demand plunged and supply from the U.S. continued to advance, short trades in the same markets also registered small gains. The second half profits were tempered somewhat as short-term, non-trend factors caused us to exit our trend determined short positions, and at times take long positions even as energy prices fell. Energy spread trading was slightly profitable.

Metal prices were volatile in 2014 in the wake of changing outlooks on growth, inflation, and the U.S. dollar. Losses from trading copper, aluminum and lead outpaced the gain from a long nickel position that benefitted from export restrictions imposed by Indonesia, and from long platinum and short silver trades.

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

Contractual Obligations

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business, through its investment in the Master Fund, is trading futures and forward currency and spot contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities.   The Partnership’s Financial Statements, included as Exhibit 13.1 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Master Fund’s open future and forward currency contracts, both long and short, at December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.    Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2014 and 2013, as required by this item, is included as Exhibit 13.1 to this report.  Supplementary data is not required.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The General Partner, with the participation of the General Partner’s principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the fiscal year covered by this Annual Report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992).  Based on its assessment, management has concluded that, as of December 31, 2014, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

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

The principals and senior officers of the General Partner as of December 31, 2014 are as follows:

Harvey Beker, age 61. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the General Partner and Chief Executive Officer and Chairman of The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners. During his tenure at the General Partner (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. Additionally, he became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective February 8, 1984, May 23, 1989 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn International, LLC (“Millburn International”) since its inception.

Gregg R. Buckbinder, age 56. Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the General Partner and The Millburn Corporation. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of Millburn International since its inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

George E. Crapple, age 70. Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the General Partner and served in the same capacities at The Millburn Corporation through May 31, 2011, and serves as a member of the General Partner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the General Partner in June 1976 and joined the General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the hedge fund industry group, the Managed Funds Association (the “MFA”), a former member of the Global Markets Advisory Committee of the CFTC and a former member of the board of directors of the Futures Industry Association. Mr. Crapple has also served as Co-Chairman of Millburn International since its inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 45. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner and The Millburn Corporation. Prior to joining the General Partner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 - January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 - September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of the Steering Committee of MFA’s Chief Compliance Officer Forum (since June 2014), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and is currently Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (since June 2010), a member of the Editorial Board of the Journal of Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of Millburn International since its inception. Mr. Felsenthal became listed as a Principal of the General Partner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 67. Mr. Fitzsimmons is a Senior Vice-President of the General Partner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities include both business development and investment strategy. He joined the General Partner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 until December 31, 2011 and October 12, 1992 until December 31, 2011, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 57. Mr. Goodman is Executive Vice-President and Executive Director of Trading for the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. As Executive Vice President, Mr. Goodman also plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of Millburn International since its inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He also became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995, April 5, 1989 and March 8, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 63. Mr. Smith is Executive Vice-President and Director of Research of the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time. Mr. Smith has also served as a Director of Millburn International since its inception, where he, along with the other Directors of Millburn International, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009 and March 8, 2013, respectively. He became listed as a Principal and registered as an Associated Person and Swap Associated Person of The Millburn Corporation effective June 20, 1995, May 21, 1992 and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Michael W. Carter, age 45. Mr. Carter is a Vice President, Director of Operations of The Millburn Corporation and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Prior to his promotion to Director of Operations in January 2011 and Principal Accounting Officer effective May 2014, Mr. Carter held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner and The Millburn Corporation effective April 22, 2014 and July 1, 2014, respectively.

 None of the individuals listed above currently serves as a director of a public company.

(c)   Identification of Certain Significant Employees

None.

(d)    Family Relationships

None.

(e)    Business Experience

See Item 10 (a, b) above.

(f)    Involvement in Certain Legal Proceedings

None.

(g)   Promoters and Control Persons

The General Partner, as the organizer of the Partnership, is a promoter within the meaning of 1(i) of the definition of “promoter” set forth in Regulation 12b-2 of the Exchange Act.  The General Partner has not received, and is not entitled to receive, anything of value from the Partnership in connection therewith other than the reimbursement of $160,980 in connection with the organization of the Partnership and the initial offering of the Units.

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

(b)    Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership is required to invest all its assets in the Master Fund. The General Partner has discretionary authority over the Master Fund’s trading. As of December 31, 2014, the General Partner’s interest was valued at $3,073,797, which constituted 2.59% of the Partnership’s capital as of December 31, 2014.

As of December 31, 2014, no directors or executive officers of the General Partner beneficially owned Units in the Partnership.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11.   Executive Compensation ” and “Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .”  The Partnership paid to the General Partner $2,344,823 in management fees, $90,704 in administration fees and $0 in profit share for the year ended December 31, 2014.  The General Partner’s capital interest was allocated net income of $500,882 for the year ended December 31, 2014.  The Partnership paid to the General Partner $3,519,872 in management fees, $130,010 in administration fees and $0 in profit share for the year ended December 31, 2013.  The General Partner’s capital interest was allocated a net loss of $155,408 for the year ended December 31, 2013.

Item 14.    Principal Accountant Fees and Services

(1)          Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2014 and 2013 were approximately $85,000 and $41,000, respectively.

(2)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(3)          All Other Fees

There were no other fees for the years ended December 31, 2014 and 2013.

(4)          Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2014 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.1.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.1	2014 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

100.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2015.

MILLBURN MULTI-MARKETS FUND L.P.

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chief Executive	March 30, 2015
Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 30, 2015
George E. Crapple	Officer and Director

(Principal Executive Officer)
/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2015
Gregg Buckbinder	(Principal Financial Officer)

/s/ Michael W. Carter	Vice President	March 30, 2015
Michael W. Carter	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13. 1	2014 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

100.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

