Form 10-Q
period 2015-03-31
Millburn Multi-Markets Fund L.P.
filed 2015-05-14
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2015

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

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At March 31, 2015 and December 31, 2014 (unaudited)

(b) For the three months ended March 31, 2015 and 2014 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$128,136,765	$118,612,452

Due from the Master Fund	1,133,722	838,054
Cash	1,554,604	746,100

Total assets	$130,825,091	$120,196,606

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$1,551,920	$743,209
Capital withdrawal payable	1,133,722	838,054
Due to the Master Fund	2,654	2,863

Total liabilities	2,688,296	1,584,126

PARTNERS’ CAPITAL:
General Partner	3,295,174	3,073,797

Limited partners:
Series A (109,509.1157 and 107,745.6394 units outstanding)	113,373,764	105,099,830
Series B (7,403.3374 and 7,011.0183 units outstanding)	8,349,827	7,468,031
Series C (2,725.4915 and 2,751.2975 units outstanding)	3,118,030	2,970,822

Total limited partners	124,841,621	115,538,683

Total partners’ capital	128,136,795	118,612,480

TOTAL	$130,825,091	$120,196,606

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,035.29	$975.44
Series B	$1,127.85	$1,065.18
Series C	$1,144.02	$1,079.79

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2015	March 31, 2014
NET INVESTMENT LOSS

INVESTMENT INCOME — Interest income (allocated from the Master Fund)	$34,201	$38,259

EXPENSES:
Management fees	607,707	626,564
Brokerage commissions (allocated from the Master Fund)	82,077	140,893
Selling commissions and platform fees	555,984	560,505
Administrative and operating expenses	155,975	169,553
Custody fees (allocated from the Master Fund)	5,444	6,892

Total expenses	1,407,187	1,504,407

NET INVESTMENT LOSS	(1,372,986)	(1,466,148)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,465,841	4,862,412
Foreign exchange translation	(22,360)	(40,969)
Net change in unrealized:
Futures and forward currency contracts	1,438,562	(1,461,409)
Foreign exchange translation	(6,515)	461
Net gains (losses) from U.S. Treasury notes:
Realized	-	1,713
Net change in unrealized	20,728	(530)

Net realized and unrealized gains allocated from the Master Fund	8,896,256	3,361,678

NET INCOME	7,523,270	1,895,530

LESS PROFIT SHARE ALLOCATION	77,723	-
FROM THE MASTER FUND

NET INCOME AFTER PROFIT SHARE	$7,445,547	$1,895,530

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2015 and 2014

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2014	$3,073,797	$105,099,830	107,745.6394	$7,468,031	7,011.0183	$2,970,822	2,751.2975	$118,612,480

Capital contributions	-	3,386,600	3,435.8394	670,000	618.2131	-	-	4,056,600
Capital withdrawals	-	(1,704,543)	(1,672.3631)	(245,034)	(225.8940)	(28,255)	(25.8060)	(1,977,832)
Net income before profit share	221,377	6,591,877	-	513,421	-	196,595	-	7,523,270
Profit share				(56,591)		(21,132)		(77,723)
PARTNERS' CAPITAL — March 31, 2015	$3,295,174	$113,373,764	109,509.1157	$8,349,827	7,403.3374	$3,118,030	2,725.4915	$128,136,795

Net Asset Value per Unit at March 31, 2015			$1,035.29		$1,127.85		$1,144.02

	General	Limited Partners
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2013	$2,572,915	$116,781,042	137,419.5284	$10,758,367	11,797.5645	$4,112,988	4,460.4110	$134,225,312

Capital contributions	-	326,900	382.9556	10,000	11.2465	-	-	336,900
Capital withdrawals	-	(20,020,434)	(23,365.2219)	(3,388,562)	(3,686.5358)	(959,764)	(1,028.1940)	(24,368,760)
Net income after profit share	63,962	1,588,891	-	168,534	-	74,143	-	1,895,530
PARTNERS' CAPITAL — March 31, 2014	$2,636,877	$98,676,399	114,437.2621	$7,548,339	8,122.2752	$3,227,367	3,432.2170	$112,088,982

Net Asset Value per Unit at March 31, 2014			$862.27		$929.34		$940.32

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2015

The following information presents per unit operating performance data for each series for the three months ended March 31, 2015.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$975.44	$1,065.18	$1,079.79

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(11.76)	(8.05)	(7.46)
Total trading and investing gains (1)	71.61	78.60	79.42

Net income before profit share allocation from Master Fund	59.85	70.55	71.96

Less: profit share allocation from Master Fund (1) (6)	0.00	7.88	7.73

Net income from operations after profit share allocation from Master Fund	59.85	62.67	64.23

NET ASSET VALUE PER UNIT — End of period	$1,035.29	$1,127.85	$1,144.02

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	6.14%	6.60%	6.64%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.00	0.72	0.69

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	6.14%	5.88%	5.95%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.79%	3.04%	2.79%
Profit share allocation from Master Fund (2) (6)	0.00	0.72	0.69

Total expenses	4.79%	3.76%	3.48%

Net investment loss (3) (4) (5)	(4.68)%	(2.93)%	(2.68)%

(1)	The net investment loss per unit and profit share allocation from Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at March 31, 2015 and December 31, 2014 and the results of its operations for the three months ended March 31, 2015 and 2014 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2014 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2014 information has been derived from the audited financial statements as of December 31, 2014.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2011 to 2014, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2014.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2015 and December 31, 2014 was 73.36% and 73.17%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets. The Partnership is allocated its pro-rata portion of the administration fee which is charged at the Master Fund level. As of March 31, 2015 and December 31, 2014, $64,910 and $54,226, respectively, were payable by the Master Fund to the General Partner and are included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the units of limited partnership (“Units”). The total amount paid by the General Partner was $191,967. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership, but will be absorbed by the General Partner. As of March 31, 2015, pursuant to this calculation, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership. For each of the three months ended March 31, 2015 and 2014, the costs incurred by the Partnership were $0 and $9,597, respectively. The final accrual period was in July 31, 2014.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At March 31, 2015 and December 31, 2014, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended March 31,
	2015	2014
Series A	109,680.987	130,225.284
Series B	7,184.148	11,009.689
Series C	2,734.349	4,299.906

(a) At March 31, 2015 and December 31, 2014 (unaudited)

(b) For the three months ended March 31, 2015 and 2014 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2015	2014
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $27,889,343 and $19,091,112)	$27,892,885	$19,093,847
Net unrealized appreciation on open futures and forward currency contracts	4,530,416	2,196,537
Due from brokers	8,233,692	4,026,058
Cash denominated in foreign currencies (cost $546,587 and $1,775,062)	508,385	1,616,642

Total equity in trading accounts	41,165,378	26,933,084

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $121,019,298 and $119,856,983)	121,046,635	119,858,882

CASH AND CASH EQUIVALENTS	15,271,159	18,207,276

ACCRUED INTEREST RECEIVABLE	119,934	121,954

DUE FROM MILLBURN MULTI-MARKETS LTD.	1,771	1,846

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	2,654	2,863

TOTAL	$177,607,531	$165,125,905

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$942,956	$560,581
Cash denominated in foreign currencies (cost $104,505 and $81,699)	100,196	86,428
Capital withdrawal payable	1,133,722	1,739,879
Management fee payable	231,690	214,360
Selling commissions payable	193,884	179,026
Accrued expenses	182,971	220,060
Commissions and other trading fees on open futures contracts	13,704	14,490
Other liabilities	149,160	-

Total liabilities	2,948,283	3,014,824

PARTNERS’ CAPITAL	174,659,248	162,111,081

TOTAL	$177,607,531	$165,125,905

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2015

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Grains	(0.00)%	$(990)
Interest rates:
2 Year U.S. Treasury Note (485 contracts, settlement date June 2015)	0.15	261,047
5 Year U.S. Treasury Note (232 contracts, settlement date June 2015)	0.18	319,086
10 Year U.S. Treasury Note (180 contracts, settlement date June 2015)	0.14	251,078
30 Year U.S. Treasury Bond (49 contracts, settlement date June 2015)	0.10	174,844
Other interest rates	0.62	1,068,250

Total interest rates	1.19	2,074,305

Metals	(0.08)	(148,106)
Softs	(0.00)	(3,530)
Stock indices	0.32	581,802

Total long futures contracts	1.43	2,503,481

Short futures contracts:
Energies	0.39	675,814
Grains	0.01	12,985
Interest rates	(0.03)	(52,679)
Livestock	(0.03)	(54,790)
Metals	0.36	635,778
Softs	0.42	726,692
Stock indices	0.04	83,135

Total short futures contracts	1.16	2,026,935

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	2.59	4,530,416

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.04)	(77,232)
Total short forward currency contracts	(0.50)	(865,724)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.54)	(942,956)

TOTAL	2.05%	$3,587,460

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2015

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$32,240,000	U.S. Treasury notes, 0.250%, 05/15/2015	18.46%	$32,247,556
43,140,000	U.S. Treasury notes, 0.250%, 07/15/2015	24.71	43,163,593
31,730,000	U.S. Treasury notes, 0.250%, 09/15/2015	18.18	31,749,831
41,750,000	U.S. Treasury notes, 0.375%, 04/30/2016	23.92	41,778,540
	Total investments in U.S. Treasury notes
	(amortized cost $148,908,641)	85.27%	$148,939,520

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2014

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Grains	(0.10)%	$(161,378)
Interest rates:
5 Year U.S. Treasury Note (504 contracts, settlement date March 2015)	0.01	12,359
30 Year U.S. Treasury Bond (40 contracts, settlement date March 2015)	0.03	51,094
Other interest rates	0.46	742,377

Total interest rates	0.50	805,830

Livestock	(0.01)	(14,690)
Metals	(0.70)	(1,129,554)
Softs	0.02	32,956
Stock indices	0.41	656,236

Total long futures contracts	0.12	189,400

Short futures contracts:
Energies	0.31	500,398
Grains	0.00	678
Interest rates	(0.10)	(160,599)
Livestock	0.10	167,720
Metals	0.49	796,529
Softs	0.29	460,177
Stock indices	0.06	101,126

Total short futures contracts	1.15	1,866,029

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	1.27	2,055,429

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.69)	(1,117,993)
Total short forward currency contracts	0.43	698,520

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.26)	(419,473)

TOTAL	1.01%	$1,635,956

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2014

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$41,750,000	U.S. Treasury notes, 0.375%, 03/15/2015	25.77%	$41,780,171
27,240,000	U.S. Treasury notes, 0.250%, 05/15/2015	16.81	27,260,217
43,140,000	U.S. Treasury notes, 0.250%, 07/15/2015	26.63	43,170,333
26,730,000	U.S. Treasury notes, 0.250%, 09/15/2015	16.50	26,742,008
	Total investments in U.S. Treasury notes
	(amortized cost $138,948,095)	85.71%	$138,952,729

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2015	2014
INVESTMENT INCOME — Interest income	$46,557	$66,117

EXPENSES:
Brokerage fees	110,919	243,362
Management fees	668,512	836,962
Selling commissions and platform fees	559,636	564,683
Administrative and operating expenses	185,299	247,177
Custody fees	7,146	11,645
Total expenses	1,531,512	1,903,829

NET INVESTMENT LOSS	(1,484,955)	(1,837,712)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	10,165,122	8,556,073
Foreign exchange translation	(168,631)	(68,302)
Net change in unrealized:
Futures and forward currency contracts	1,951,504	(2,584,502)
Foreign exchange translation	129,256	736
Net gains (losses) from U.S. Treasury notes
Realized	-	2,783
Net change in unrealized	26,245	(295)

Total net realized and unrealized gains	12,103,496	5,906,493

NET INCOME	10,618,541	4,068,781
LESS PROFIT SHARE TO GENERAL PARTNER	149,160	13,832
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$10,469,381	$4,054,949

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2015:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2015	$161,250,243	$-	$860,838	$162,111,081
Contributions	4,056,600	-	-	4,056,600
Withdrawals	(1,977,814)	-	-	(1,977,814)
Net income before profit share	10,555,965	-	62,576	10,618,541
General Partner's allocation - profit share	(149,160)	-	-	(149,160)
PARTNERS' CAPITAL- March 31, 2015	$173,735,834	$-	$923,414	$174,659,248

For the three months ended March 31, 2014:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2014	$223,671,126	$-	$1,404,989	$225,076,115
Contributions	3,396,900	-	-	3,396,900
Withdrawals	(25,293,217)	-	-	(25,293,217)
Net income before profit share	4,032,845	-	35,936	4,068,781
General Partner's allocation - profit share	(13,832)	-	-	(13,832)
PARTNERS' CAPITAL- March 31, 2014	$205,793,822	$-	$1,440,925	$207,234,747

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31	March 31
	2015	2014

Total return before General Partner profit share allocation (3)	6.72%	2.05%
Less: General Partner profit share allocation (3)	0.54	0.00

Total return after General Partner profit share allocation (3)	6.18%	2.05%

Ratios to average net asset value:
Expenses (1) (4)	2.48%	2.72%
General Partner profit share allocation (3)	0.54	0.00

Total expenses (1)	3.02%	2.72%

Net investment loss (1) (2) (4)	(2.36)%	(2.60)%

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

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended
	March 31	March 31
	2015	2014

Total return before General Partner profit share allocation (3)	6.44%	1.86%
Less: General Partner profit share allocation (3)	0.09	0.01

Total return after General Partner profit share allocation (3)	6.35%	1.85%

Ratios to average net asset value:
Expenses (1) (4)	3.60%	3.48%
General Partner profit share allocation (3)	0.09	0.01

Total expenses (1)	3.69%	3.49%

Net investment loss (1) (2) (4)	(3.48)%	(3.36)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the proportionate share of expenses of the U.S. Feeder and the Cayman Feeder for the period ending March 31, 2015 and the U.S. Feeder, the Cayman Feeder and the Cayman SPC Feeder (as defined in footnote 1) for the period ending March 31, 2014.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership, Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”) and previously for Millburn Multi-Markets Low Vol. SPC, a Cayman Islands Segregated Portfolio Company (the “Cayman SPC Feeder”). The Cayman SPC Feeder redeemed 100% of its partnership interest in the Master Fund on September 30, 2014.

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2015 (unaudited) and December 31, 2014 and the results of its operations for the three months ended March 31, 2015 and 2014 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2014 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2014 information has been derived from the audited financial statements as of December 31, 2014.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2011 to 2014, the General Partner has determined that no reserves for uncertain tax positions were required.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At March 31, 2015 and December 31, 2014, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	March 31,	December 31,
	2015	2014
Partnership	73.36%	73.17%
Cayman Feeder	5.42%	5.51%

Total	78.78%	78.68%

The capital withdrawals payable at March 31, 2015 and December 31, 2014 were $1,133,722 and $1,739,879, respectively, as detailed below.

	March 31,	December 31,
	2015	2014
Direct investors (1)	$-	$800,925
Partnership	1,133,722	838,054
Cayman Feeder	-	100,900

Total	$1,133,722	$1,739,879

(1) Includes General Partner redemptions of $300,000 and profit share of $500,925, totaling $800,925 at December 31, 2014.

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

During the three months ended March 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of March 31, 2015 and December 31, 2014 in valuing the Master Fund’s investments at fair value. At March 31, 2015 and December 31, 2014, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2015

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$148,939,520	$-	$148,939,520

Exchange-traded futures contracts
Energies	675,814	-	675,814
Grains	11,995	-	11,995
Interest rates	2,021,626	-	2,021,626
Livestock	(54,790)	-	(54,790)
Metals	487,672	-	487,672
Softs	723,162	-	723,162
Stock indices	664,937	-	664,937

Total exchange-traded futures contracts	4,530,416	-	4,530,416

Over-the-counter forward currency contracts	-	(942,956)	(942,956)

Total futures and forward currency contracts (2)	4,530,416	(942,956)	3,587,460

Total financial assets and liabilities at fair value	$153,469,936	$(942,956)	$152,526,980

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$27,892,885
Investments in U.S. Treasury notes held in custody			121,046,635
Total investments in U.S. Treasury notes			$148,939,520

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,530,416
Net unrealized depreciation on open futures and forward currency contracts			(942,956)
Total unrealized appreciation on open futures and forward currency contracts			$3,587,460

Financial assets and liabilities at fair value as of December 31, 2014

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$138,952,729	$-	$138,952,729

Exchange-traded futures contracts
Energies	500,398	-	500,398
Grains	(160,700)	-	(160,700)
Interest rates	645,231	-	645,231
Livestock	153,030	-	153,030
Metals	(333,025)	-	(333,025)
Softs	493,133	-	493,133
Stock indices	757,362	-	757,362

Total exchange-traded futures contracts	2,055,429	-	2,055,429

Over-the-counter forward currency contracts	-	(419,473)	(419,473)

Total futures and forward currency contracts (2)	2,055,429	(419,473)	1,635,956

Total financial assets and liabilities at fair value	$141,008,158	$(419,473)	$140,588,685

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$19,093,847
Investments in U.S. Treasury notes held in custody			119,858,882
Total investments in U.S. Treasury notes			$138,952,729

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,196,537
Net unrealized depreciation on open futures and forward currency contracts			(560,581)
Total unrealized appreciation on open futures and forward currency contracts			$1,635,956

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at March 31, 2015 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2015 and December 31, 2014. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2015

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$-	$-	$716,229	$(40,415)	$675,814
Grains	1,090	(2,080)	85,156	(72,171)	11,995
Interest rates	2,084,223	(9,918)	24,547	(77,226)	2,021,626
Livestock	-	-	170	(54,960)	(54,790)
Metals	190,863	(338,969)	1,053,683	(417,905)	487,672
Softs	-	(3,530)	731,043	(4,351)	723,162
Stock indices	1,072,525	(490,723)	86,110	(2,975)	664,937
Total futures contracts	3,348,701	(845,220)	2,696,938	(670,003)	4,530,416

Forward currency contracts	928,560	(1,005,792)	908,329	(1,774,053)	(942,956)

Total futures and forward currency contracts	$4,277,261	$(1,851,012)	$3,605,267	$(2,444,056)	$3,587,460

Fair value of futures and forward currency contracts at December 31, 2014

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$-	$-	$524,710	$(24,312)	$500,398
Grains	11,552	(172,930)	852	(174)	(160,700)
Interest rates	1,373,183	(567,353)	-	(160,599)	645,231
Livestock	2,670	(17,360)	167,720	-	153,030
Metals	11,216	(1,140,770)	820,318	(23,789)	(333,025)
Softs	43,201	(10,245)	475,037	(14,860)	493,133
Stock indices	970,972	(314,736)	143,204	(42,078)	757,362
Total futures contracts	2,412,794	(2,223,394)	2,131,841	(265,812)	2,055,429

Forward currency contracts	424,804	(1,542,797)	1,670,536	(972,016)	(419,473)

Total futures and forward currency contracts	$2,837,598	$(3,766,191)	$3,802,377	$(1,237,828)	$1,635,956

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2015 and 2014 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2015 and 2014

	Three months	Three months
	ended:	ended:
	March 31,	March 31,
Sector	2015	2014
Futures contracts:
Energies	$46,732	$678,149
Grains	(632,827)	1,595,764
Interest rates	5,316,663	5,262,928
Livestock	307,790	801,590
Metals	170,813	(2,772,925)
Softs	348,617	908,983
Stock indices	4,573,088	(715,470)
Total futures contracts	10,130,876	5,759,019

Forward currency contracts	1,985,750	212,552

Total futures and forward currency contracts	$12,116,626	$5,971,571

For the three months ended March 31, 2015, the monthly average number of futures contracts bought and sold was 10,280 and 10,129, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,194,000,000. Over the same period in 2014, the monthly average of futures contracts bought and sold was 25,490 and 24,498, respectively, and the monthly average notional value of forward currency contracts traded was approximately $531,000,000.

In December 2011, FASB issued Accounting Standard Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities” which created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an agreement similar to a master netting agreement. The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2015 and December 31, 2014.

The customer agreements between the Master Fund, the futures clearing brokers including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), and J.P. Morgan Securities LLC., as well as the FX prime brokers including Deutsche Bank AG and Morgan Stanley & Co., LLC, gives the Master Fund the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Master Fund netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Master Fund ceased clearing trades through Barclays Capital Inc. and Barclays Bank PLC during June 2014 and October 2014, respectively.

Offsetting of derivative assets and liabilities at March 31, 2015

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$2,695,312	$(324,314)	$2,370,998
Counterparty D	3,350,327	(1,190,909)	2,159,418
Total assets	$6,045,639	$(1,515,223)	$4,530,416

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statement of	the Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts
Counterparty G	$1,969,877	$(1,161,866)	$808,011
Counterparty H	809,968	(675,023)	134,945
Total liabilities	$2,779,845	$(1,836,889)	$942,956

Amounts Not Offset in the Statement
of Financial Condition

	Net amounts of
	Assets
	presented in the
	Statement of Financial	Financial	Collateral
Counterparty	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$2,370,998	$-	$(2,370,998)	$-
Counterparty D	2,159,418	-	(2,159,418)	-
Total	$4,530,416	$-	$(4,530,416)	$-

Amounts Not Offset in the Statement
of Financial Condition

	Net amounts of
	Liabilities
	presented in the
	Statement of Financial	Financial	Collateral
Counterparty	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty G	$808,011	$-	$(808,011)	$-
Counterparty H	134,945	-	(134,945)	-
Total	$942,956	$-	$(942,956)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective broker.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.

(3)Net amount represents the amounts owed to the Partnership by each counterparty as of March 31, 2015. Net amount represents the amount that is subject to loss in the event of a counterparty March 31, 2015.

(4) Net amount represents the amounts owed by the Partnership to each counterparty as of March 31, 2015.

Offsetting of derivative assets and liabilities at December 31, 2014

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$1,796,920	$(684,174)	$1,112,746
Counterparty D	2,747,715	(1,805,032)	942,683
Total futures contracts	4,544,635	(2,489,206)	2,055,429

Forward currency contracts
Counterparty G	798,097	(656,989)	141,108
Total assets	5,342,732	(3,146,195)	2,196,537

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statement of	the Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts
Counterparty H	$1,857,824	$(1,297,243)	$560,581
Total liabilities	$1,857,824	$(1,297,243)	$560,581

Amounts Not Offset in the Statement
of Financial Condition

	Net amounts of
	Assets
	presented in the
	Statement of Financial	Financial	Collateral
Counterparty	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	1,112,746	-	(1,112,746)
Counterparty D	942,683	-	(942,683)
Counterparty G	141,108	-	(141,108)	-

Total	$2,196,537	$-	$(2,196,537)	$-

Amounts Not Offset in the Statement
of Financial Condition

	Net amounts of
	Liabilities
	presented in the
	Statement of Financial	Financial	Collateral
Counterparty	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty H	$560,581	$-	$(560,581)	$-
Total	$560,581	$-	$(560,581)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective broker.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.

(3) Net amount represents the amounts owed to the Partnership by each counterparty as of December 31, 2014. Net amount represents the amount that is subject to loss in the event of a counterparty December 31, 2014.

(4) Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2014.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Master Fund’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and MS. The amount of such credit risk was $13,430,383 and $9,145,400 at March 31, 2015 and December 31, 2014, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2015 and 2014. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:		Three months ended:
	March 31, 2015		March 31, 2014
Profit share earned	$-		$-
Profit share accrued	149,160	(1)	13,832	(1)
Total profit share	$149,160		$13,832

(1)	Included in “Other liabilities” in the Statements of Financial Condition.

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

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets at exchange, though the amount may at any time be substantially higher; and (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market). The General Partner attempts to control credit risk by causing the Partnership to deal exclusively with large, well-capitalized financial institutions as brokers and counterparties.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through March 31, 2015, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the Units. The Master Fund, on behalf of the Partnership, is reimbursing the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeds 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership but will be absorbed by the General Partner. As of March 31, 2015, pursuant to this calculation $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership. The final accrual period was July 31, 2014.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, through its investment in the Master Fund, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Period ended March 31, 2015

Total
Partners'
Capital of the
Month Ending:	Partnership
March 31, 2015	$128,136,795
December 31, 2014	118,612,480

Three Months
Change in Partners' Capital	$9,524,315
Percent Change	8.03%

THREE MONTHS ENDED MARCH 31, 2015

The increase in the Partnership’s net assets of $9,524,315 was attributable to net income after profit share through its investment in the Master Fund of $7,445,547 and contributions of $4,056,600 which were partially offset by withdrawals of $1,977,832.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2015 decreased $18,857 relative to the corresponding period in 2014. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2015, relative to the corresponding period in 2014.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2015 decreased $58,816 relative to the corresponding period in 2014. The decrease was due mainly to a decrease in trading volume at the Master Fund, relative to the corresponding period in 2014.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the three months ended March 31, 2015 decreased $4,521 relative to the corresponding period in 2014. The decrease was due to a decrease in the average net asset value of commission paying investors of the Partnership during the three months ended March 31, 2015, relative to the corresponding period in 2014.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2015 decreased $13,578 relative to the corresponding period in 2014. The decrease was due mainly to a decrease in the Partnership’s average net asset value during the three months ended March 31, 2015, relative to the corresponding period in 2014.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2015 decreased $4,058 relative to the corresponding period in 2014. This decrease was due primarily to a decrease in the Partnership’s average net asset value during the three months ended March 31, 2015 relative to the corresponding period in 2014.

For the three months ended March 31, 2015, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $8,896,256 from trading operations (including foreign exchange transactions and translations). Management fees of $607,707, brokerage commissions of $82,077, selling commissions and platform fees of $555,984, administrative and operating expenses of $155,975, custody fees and other expenses of $5,444, and profit share of $77,723 were paid or accrued. Interest income of $34,201 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $7,445,547.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.22%
Energies	0.01%
Grains	(0.37)%
Interest rates	3.28%
Livestock	0.20%
Metals	0.12%
Softs	0.22%
Stock indices	2.72%
Trading gain	7.40%

MANAGEMENT DISCUSSION – 2015

Three months ended March 31, 2015

Solid first quarter performance was led by gains from trading of financial markets—interest rate and equity futures, and currency forwards. Commodity futures trading was nearly flat as losses from trading grain futures were countered by gains from trading soft, metal and livestock futures.

The European Central Bank’s historic Quantitative easing announcement, several easing moves by the People’s Bank of China and more than 20 other official interest rate reductions led to sharp gains on long positions in U.S. interest rate futures across the yield curve. Long positions in German, Italian, French, Canadian and Australian notes and bonds also registered profits. A long position in short-term sterling rates was profitable as events suggested that any tightening of U.K. monetary policy would be delayed.

The more accommodative monetary policy environment and some improvement in growth indicators for Europe led to gains on long positions in Continental European, Chinese, Hong Kong, Japanese and Australian equity futures. On the other hand, a short Korean kospi futures trade was unprofitable. Meanwhile, U.S. equity futures, after reaching record levels, stagnated in the wake of the stronger dollar, disappointing earnings reports, and a first quarter growth slowdown.

Currency markets were volatile during the quarter, although a solid U.S. economic outlook, generally higher relative interest rates, and some safe haven cachet underpinned the U.S. dollar. Still, a tentative Russia/ Ukraine ceasefire and temporary bouts of sanity around the Greek crisis periodically took some steam out of the dollar. Overall, long dollar positions versus the euro, Czech koruna, Swedish krona, Turkish lira, Brazilian real and Canadian dollar were profitable. On the other hand, a long dollar/short Swiss franc trade sustained a large loss when, on January 15, the Swiss National Bank unexpectedly ended the franc’s peg to the euro and the franc soared 15%. Long dollar trades against the South African, Norwegian and New Zealand currencies produced small losses.

Grain prices recovered a bit after the USDA projected a reduction in planting acreage for the current crop year. Consequently, short wheat positions, and to a lesser extent trading of corn, soybeans, soybean meal and bean oil produced minor losses. Coffee and sugar prices continued to fall and short positions in both were profitable. Meanwhile, trading of cocoa, a short cotton position, and a long crude palm oil trade were unprofitable. A short hog trade was marginally positive.

Energy trading was flat as the gains from short WTI crude and U.S. natural gas positions offset the losses from short Brent crude, heating oil and London gas oil trades. Metal trading was marginally profitable with gains from short aluminum, silver and nickel positions and trading of gold outpacing the losses from short copper, zinc and platinum positions and trading of palladium.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership, through its investment in the Master Fund, may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at March 31, 2015 and December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Interests at the beginning of each calendar month.  On January 1, 2015, February 1, 2015, and March 1, 2015, the Partnership sold Interests to new and existing limited partners of $743,267, $1,915,000 and $1,398,333 respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

Each of the foregoing Interests were offered and sold only to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933 as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506(b) under the 1933 Act.

(c) Pursuant to the Partnership’s Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end net asset value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended March 31, 2015.

	Series A		Series B		Series C
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
January 31, 2015	(340.7840)	$987.46	(13.4080)	$1,079.88	(25.8060)	$1,094.91
February 28, 2015	(236.5032)	990.73	(212.4860)	1,085.04	-	1,100.37
March 31, 2015	(1,095.0759)	1,035.29	-	1,127.85	-	1,144.02

Total	(1,672.3631)		(225.8940)		(25.8060)

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
General Partner

Date: May 14, 2015

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)

