Form 10-Q
period 2015-06-30
Millburn Multi-Markets Fund L.P.
filed 2015-08-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2015

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

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At June 30, 2015 and December 31, 2014 (unaudited)

(b) For the six months ended June 30, 2015 and 2014 (unaudited)

(c) For the three and six months ended June 30, 2015 and 2014 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$119,062,415	$118,612,452

Due from the Master Fund	728,026	838,054
Cash	231,684	746,100

Total assets	$120,022,125	$120,196,606

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$229,000	$743,209
Capital withdrawal payable	728,026	838,054
Due to the Master Fund	2,656	2,863

Total liabilities	959,682	1,584,126

PARTNERS’ CAPITAL:
General Partner	3,066,110	3,073,797

Limited partners:
Series A (110,251.6830 and 107,745.6394 units outstanding)	105,151,173	105,099,830
Series B (7,529.6178 and 7,011.0183 units outstanding)	7,909,874	7,468,031
Series C (2,752.6054 and 2,751.2975 units outstanding)	2,935,286	2,970,822

Total limited partners	115,996,333	115,538,683

Total partners’ capital	119,062,443	118,612,480

TOTAL	$120,022,125	$120,196,606

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$953.74	$975.44
Series B	$1,050.50	$1,065.18
Series C	$1,066.37	$1,079.79

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2015	June 30, 2014
INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$54,354	$32,776

EXPENSES:
Management fees	600,549	568,263
Brokerage commissions (allocated from the Master Fund)	69,896	110,165
Selling commissions and platform fees	548,242	515,505
Administrative and operating expenses	154,118	155,230
Custody fees (allocated from the Master Fund)	5,567	9,268

Total expenses	1,378,372	1,358,431

NET INVESTMENT LOSS	(1,324,018)	(1,325,655)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(6,672,610)	7,962,846
Foreign exchange translation	(152,079)	19,077
Net change in unrealized:
Futures and forward currency contracts	(2,107,445)	1,821,741
Foreign exchange translation	87,988	(2,935)
Net gains from U.S. Treasury notes:
Realized	-	1,586
Net change in unrealized	5,290	1,829

Net realized and unrealized gains (losses) allocated from the Master Fund	(8,838,856)	9,804,144

NET INCOME (LOSS)	(10,162,874)	8,478,489

LESS PROFIT SHARE ALLOCATION	(77,723)	-
FROM THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$(10,085,151)	$8,478,489

(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2015	June 30, 2014

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$88,555	$71,035

EXPENSES:
Management fees	1,208,256	1,194,827
Brokerage commissions (allocated from the Master Fund)	151,973	251,058
Selling commissions and platform fees	1,104,226	1,076,010
Administrative and operating expenses	310,093	324,783
Custody fees (allocated from the Master Fund)	11,011	16,160

Total expenses	2,785,559	2,862,838

NET INVESTMENT LOSS	(2,697,004)	(2,791,803)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	793,231	12,825,258
Foreign exchange translation	(174,439)	(21,892)
Net change in unrealized:
Futures and forward currency contracts	(668,883)	360,332
Foreign exchange translation	81,473	(2,474)
Net gains from U.S. Treasury notes:
Realized	-	3,299
Net change in unrealized	26,018	1,299

Net realized and unrealized gains allocated from the Master Fund	57,400	13,165,822

NET INCOME (LOSS)	(2,639,604)	10,374,019

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	-	-

NET INCOME (LOSS) AFTER PROFIT SHARE	$(2,639,604)	$10,374,019

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2015 and 2014

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2014	$3,073,797	$105,099,830	107,745.6394	$7,468,031	7,011.0183	$2,970,822	2,751.2975	$118,612,480

Capital contributions	-	6,786,990	6,790.6311	871,192	798.1275	40,000	36.3924	7,698,182
Capital withdrawals	-	(4,266,388)	(4,284.5875)	(303,678)	(279.5280)	(38,549)	(35.0845)	(4,608,615)
Net loss	(7,687)	(2,469,259)	-	(125,671)	-	(36,987)	-	(2,639,604)
PARTNERS' CAPITAL — June 30, 2015	$3,066,110	$105,151,173	110,251.6830	$7,909,874	7,529.6178	$2,935,286	2,752.6054	$119,062,443

Net Asset Value per Unit at June 30, 2015			$953.74		$1,050.50		$1,066.37

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2013	$2,572,915	$116,781,042	137,419.5284	$10,758,367	11,797.5645	$4,112,988	4,460.4110	$134,225,312

Capital contributions	-	688,900	794.0789	10,000	11.2465	-	-	698,900
Capital withdrawals	-	(25,881,863)	(29,828.8817)	(3,939,672)	(4,245.4318)	(1,347,317)	(1,414.1220)	(31,168,852)
Net income	293,118	8,980,503	-	768,202	-	332,196	-	10,374,019
PARTNERS' CAPITAL — June 30, 2014	$2,866,033	$100,568,582	108,384.7256	$7,596,897	7,563.3792	$3,097,867	3,046.2890	$114,129,379

Net Asset Value per Unit at June 30, 2014			$927.88		$1,004.43		$1,016.93

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2015

The following information presents per unit operating performance data for each series for the three months ended June 30, 2015.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,035.29	$1,127.85	$1,144.02

LOSS ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(11.18)	(7.58)	(7.03)
Total trading and investing losses (1)	(70.37)	(77.65)	(78.35)

Net loss before profit share allocation from Master Fund	(81.55)	(85.23)	(85.38)

Less: profit share allocation from Master Fund (1) (6)	-	7.88	7.73

Net loss from operations after profit share allocation from Master Fund	(81.55)	(77.35)	(77.65)

NET ASSET VALUE PER UNIT — End of period	$953.74	$1,050.50	$1,066.37

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(7.88)%	(7.56)%	(7.50)%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	-	(0.70)	(0.71)

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(7.88)%	(6.86)%	(6.79)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.75%	3.00%	2.75%
Profit share allocation from Master Fund (2) (6)	-	(0.70)	(0.71)

Total expenses	4.75%	2.30%	2.04%

Net investment loss (3) (4) (5)	(4.58)%	(2.82)%	(2.57)%

(1)	The net investment loss per unit and profit share allocation from Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2015

The following information presents per unit operating performance data for each series for the six months ended June 30, 2015.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$975.44	$1,065.18	$1,079.79

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(22.94)	(15.63)	(14.49)
Total trading and investing gains (1)	1.24	0.95	1.07

Net income before profit share allocation from Master Fund	(21.70)	(14.68)	(13.42)

Less: profit share allocation from Master Fund (1) (6)	-	-	-

Net income from operations after profit share allocation from Master Fund	(21.70)	(14.68)	(13.42)

NET ASSET VALUE PER UNIT — End of period	$953.74	$1,050.50	$1,066.37

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(2.22)%	(1.38)%	(1.24)%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	-	-	-

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(2.22)%	(1.38)%	(1.24)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.77%	3.02%	2.77%
Profit share allocation from Master Fund (2) (6)	-	-	-

Total expenses	4.77%	3.02%	2.77%

Net investment loss (3) (4) (5)	(4.63)%	(2.88)%	(2.63)%

(1)	The net investment loss per unit and profit share allocation from Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2014

The following information presents per unit operating performance data for each series for the six months ended June 30, 2014.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$849.81	$911.91	$922.11

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(21.36)	(14.69)	(13.68)
Total trading and investing gains (1)	99.43	107.21	108.50

Net income before profit share allocation from Master Fund	78.07	92.52	94.82

Less: profit share allocation from Master Fund (1) (6)	-	-	-

Net income from operations after profit share allocation from Master Fund	78.07	92.52	94.82

NET ASSET VALUE PER UNIT — End of period	$927.88	$1,004.43	$1,016.93

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	9.19%	10.15%	10.28%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	-	-	-

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	9.19%	10.15%	10.28%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.98%	3.23%	2.97%
Profit share allocation from Master Fund (2) (6)	-	-	-

Total expenses	4.98%	3.23%	2.97%

Net investment loss (3) (4) (5)	(4.86)%	(3.11)%	(2.86)%

(1)	The net investment loss per unit and profit share allocation from Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at June 30, 2015 and December 31, 2014 (unaudited) and the results of its operations for the three and six months ended June 30, 2015 and 2014 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2015 and December 31, 2014 was 73.41% and 73.17%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets. The Partnership is allocated its pro-rata portion of the administration fee which is charged at the Master Fund level. As of June 30, 2015 and December 31, 2014, $58,832 and $54,226, respectively, were payable by the Master Fund to the General Partner and are included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the units of limited partnership (“Units”). The total amount paid by the General Partner was $191,967. The Master Fund, on behalf of the Partnership,has reimbursed the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeded 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership, but was absorbed by the General Partner. As of June 30, 2015, pursuant to this calculation, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership. For each of the three months ended June 30, 2015 and 2014, the costs incurred by the Partnership were $0 and $6,399, respectively. The final accrual period was in July 31, 2014.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At June 30, 2015 and December 31, 2014, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Series A	111,090.040	112,273.943	110,389.406	121,200.024
Series B	7,528.314	7,962.787	7,357.182	9,477.821
Series C	2,731.239	3,354.901	2,732.785	3,824.793

(a) At June 30, 2015 and December 31, 2014 (unaudited)

(b) For the six months ended June 30, 2015 and 2014 (unaudited)

(c) For the three and six months ended June 30, 2015 and 2014 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $28,380,070 and $19,091,112)	$28,384,957	$19,093,847
Net unrealized appreciation on open futures and forward currency contracts	1,199,207	2,196,537
Due from brokers	961,299	4,026,058
Cash denominated in foreign currencies (cost $2,651,270 and $1,775,062)	2,598,802	1,616,642

Total equity in trading accounts	33,144,265	26,933,084

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $120,488,268 and $119,856,983)	120,523,416	119,858,882

CASH AND CASH EQUIVALENTS	10,492,564	18,207,276

ACCRUED INTEREST RECEIVABLE	109,103	121,954

DUE FROM MILLBURN MULTI-MARKETS LTD.	1,771	1,846

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	2,656	2,863

TOTAL	$164,273,775	$165,125,905

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$470,525	$560,581
Cash denominated in foreign currencies (cost $0 and $81,699)	-	86,428
Capital withdrawal payable	728,026	1,739,879
Management fee payable	214,433	214,360
Selling commissions payable	179,252	179,026
Accrued expenses	226,200	220,060
Due to brokers	254,634	-
Commissions and other trading fees on open futures contracts	12,265	14,490

Total liabilities	2,085,335	3,014,824

PARTNERS’ CAPITAL	162,188,440	162,111,081

TOTAL	$164,273,775	$165,125,905

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2015

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.03%	$53,344
Grains	0.48	781,194
Interest rates:
2 Year U.S. Treasury Note (710 contracts, settlement date September 2015)	0.16	252,406
5 Year U.S. Treasury Note (451 contracts, settlement date September 2015)	0.03	52,086
30 Year U.S. Treasury Bond (3 contracts, settlement date September 2015)	0.00	2,719
Other interest rates	0.25	402,340

Total interest rates	0.44	709,551

Livestock	(0.00)	(810)
Metals	(1.01)	(1,642,926)
Softs	0.08	133,968
Stock indices	(1.25)	(2,036,195)

Total long futures contracts	(1.23)	(2,001,874)

Short futures contracts:
Energies	(0.00)	(1,246)
Grains	(0.28)	(458,202)
Interest rates	(0.02)	(26,590)
Livestock	0.16	254,350
Metals	1.66	2,693,786
Softs	0.01	16,776
Stock indices	(0.08)	(124,698)

Total short futures contracts	1.45	2,354,176

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.22	352,302

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.00)	(4,164)
Total short forward currency contracts	0.23	380,544

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.23	376,380

TOTAL	0.45%	$728,682

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2015

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$43,140,000	U.S. Treasury notes, 0.250%, 07/15/2015	26.60%	$43,143,370
31,730,000	U.S. Treasury notes, 0.250%, 09/15/2015	19.57	31,745,493
41,750,000	U.S. Treasury notes, 0.375%, 04/30/2016	25.77	41,788,325
32,240,000	U.S. Treasury notes, 0.250%, 05/15/2016	19.87	32,231,185
	Total investments in U.S. Treasury notes (amortized cost $148,868,338)	91.81%	$148,908,373

See notes to financial statements (Unaudited)	(Concluded)

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

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2014

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$41,750,000	U.S. Treasury notes, 0.375%, 03/15/2015	25.77%	$41,780,171
27,240,000	U.S. Treasury notes, 0.250%, 05/15/2015	16.81	27,260,217
43,140,000	U.S. Treasury notes, 0.250%, 07/15/2015	26.63	43,170,333
26,730,000	U.S. Treasury notes, 0.250%, 09/15/2015	16.50	26,742,008
	Total investments in U.S. Treasury notes (amortized cost $138,948,095)	85.71%	$138,952,729

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30,	June 30,
	2015	2014
INVESTMENT INCOME — Interest income	$73,864	$60,047

EXPENSES:
Brokerage fees	95,813	202,077
Management fees	659,967	788,804
Selling commissions and platform fees	551,801	519,289
Administrative and operating expenses	180,640	241,921
Custody fees	7,819	15,373
Total expenses	1,496,040	1,767,464

NET INVESTMENT LOSS	(1,422,176)	(1,707,417)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(9,071,946)	14,754,909
Foreign exchange translation	(68,430)	29,930
Net change in unrealized:
Futures and forward currency contracts	(2,858,778)	3,394,951
Foreign exchange translation	(18,575)	(4,837)
Net gains from U.S. Treasury notes
Realized	-	2,930
Net change in unrealized	9,156	2,400
Total net realized and unrealized gains (losses)	(12,008,573)	18,180,283

NET INCOME (LOSS)	(13,430,749)	16,472,866
LESS PROFIT SHARE TO GENERAL PARTNER	(149,160)	505,966
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(13,281,589)	$15,966,900

(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2015	2014
INVESTMENT INCOME — Interest income	$120,421	$126,164

EXPENSES:
Brokerage fees	206,732	445,439
Management fees	1,328,479	1,625,766
Selling commissions and platform fees	1,111,437	1,083,972
Administrative and operating expenses	365,939	489,098
Custody fees	14,965	27,018
Total expenses	3,027,552	3,671,293

NET INVESTMENT LOSS	(2,907,131)	(3,545,129)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	1,093,176	23,310,982
Foreign exchange translation	(237,061)	(38,372)
Net change in unrealized:
Futures and forward currency contracts	(907,274)	810,449
Foreign exchange translation	110,681	(4,101)
Net gains from U.S. Treasury notes
Realized	-	5,713
Net change in unrealized	35,401	2,105
Total net realized and unrealized gains	94,923	24,086,776

NET INCOME (LOSS)	(2,812,208)	20,541,647
LESS PROFIT SHARE TO GENERAL PARTNER	-	519,798
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(2,812,208)	$20,021,849

(Concluded)

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2015:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2015	$161,250,243	$-	$860,838	$162,111,081
Contributions	7,698,182	-	-	7,698,182
Withdrawals	(4,808,615)	-	-	(4,808,615)
Net loss	(2,811,130)	-	(1,078)	(2,812,208)
PARTNERS' CAPITAL- June 30, 2015	$161,328,680	$-	$859,760	$162,188,440

For the six months ended June 30, 2014:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2014	$223,671,126	$-	$1,404,989	$225,076,115
Contributions	3,865,900	-	-	3,865,900
Withdrawals	(34,740,096)	-	-	(34,740,096)
Net income before profit share	20,378,055	1,325	162,267	20,541,647
General Partner's allocation - profit share	(519,798)	28,644	-	(491,154)
PARTNERS' CAPITAL- June 30, 2014	$212,655,187	$29,969	$1,567,256	$214,252,412

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Total return before General Partner profit share allocation (3)	(7.42)%	8.23%	(1.12)%	10.44%
Less: General Partner profit share allocation (3)	(0.55)	-	-	-

Total return after General Partner profit share allocation (3)	(6.87)%	8.23%	(1.12)%	10.44%

Ratios to average net asset value:
Expenses (1) (4)	2.52%	2.64%	2.48%	2.66%
General Partner profit share allocation (3)	(0.55)	-	-	-

Total expenses (1)	1.97%	2.64%	2.48%	2.66%

Net investment loss (1) (2) (4)	(2.36)%	(2.52)%	(2.34)%	(2.54)%

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

(3) Not Annualized.

(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Total return before General Partner profit share allocation (3)	(7.62)%	8.05%	(1.66)%	10.05%
Less: General Partner profit share allocation (3)	(0.09)	0.24	-	0.24

Total return after General Partner profit share allocation (3)	(7.53)%	7.81%	(1.66)%	9.81%

Ratios to average net asset value:
Expenses (1) (4)	3.64%	3.28%	3.60%	3.36%
General Partner profit share allocation (3)	(0.09)	0.24	-	0.24

Total expenses (1)	3.55%	3.52%	3.60%	3.60%

Net investment loss (1) (2) (4)	(3.48)%	(3.16)%	(3.46)%	(3.24)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the proportionate share of expenses of the U.S. Feeder and the Cayman Feeder for the period ending June 30, 2015 and the U.S. Feeder, the Cayman Feeder and the Cayman SPC Feeder (as defined in footnote 1) for the period ending June 30, 2014.

(2) Excludes General Partner profit share allocation and includes interest income.

(3) Not Annualized.

(4) Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2015 and December 31, 2014 (unaudited) and the results of its operations for the three and six months ended June 30, 2015 and 2014 (unaudited).

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At June 30, 2015 and December 31, 2014, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	June 30,	December 31,
	2015	2014
Partnership	73.41%	73.17%
Cayman Feeder	5.44%	5.51%

Total	78.85%	78.68%

The capital withdrawals payable at June 30, 2015 and December 31, 2014 were $728,026 and $1,739,879, respectively, detailed below.

	June 30,	December 31,
	2015	2014
Direct investors	$-	$800,925
Partnership	728,026	838,054
Cayman Feeder	-	100,900

Total	$728,026	$1,739,879

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

During the three and six months ended June 30, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of June 30, 2015 and December 31, 2014 in valuing the Master Fund’s investments at fair value. At June 30, 2015 and December 31, 2014, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2015

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$148,908,373	$-	$148,908,373

Exchange-traded futures contracts
Energies	52,098	-	52,098
Grains	322,992	-	322,992
Interest rates	682,961	-	682,961
Livestock	253,540	-	253,540
Metals	1,050,860	-	1,050,860
Softs	150,744	-	150,744
Stock indices	(2,160,893)	-	(2,160,893)

Total exchange-traded futures contracts	352,302	-	352,302

Over-the-counter forward currency contracts	-	376,380	376,380

Total futures and forward currency contracts (2)	352,302	376,380	728,682

Total financial assets and liabilities at fair value	$149,260,675	$376,380	$149,637,055

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$28,384,957
Investments in U.S. Treasury notes held in custody			120,523,416
Total investments in U.S. Treasury notes			$148,908,373

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,199,207
Net unrealized depreciation on open futures and forward currency contracts			(470,525)
Total unrealized appreciation on open futures and forward currency contracts			$728,682

Financial assets and liabilities at fair value as of December 31, 2014

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$138,952,729	$-	$138,952,729

Exchange-traded futures contracts
Energies	500,398	-	500,398
Grains	(160,700)	-	(160,700)
Interest rates	645,231	-	645,231
Livestock	153,030	-	153,030
Metals	(333,025)	-	(333,025)
Softs	493,133	-	493,133
Stock indices	757,362	-	757,362

Total exchange-traded futures contracts	2,055,429	-	2,055,429

Over-the-counter forward currency contracts	-	(419,473)	(419,473)

Total futures and forward currency contracts (2)	2,055,429	(419,473)	1,635,956

Total financial assets and liabilities at fair value	$141,008,158	$(419,473)	$140,588,685

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$19,093,847
Investments in U.S. Treasury notes held in custody			119,858,882
Total investments in U.S. Treasury notes			$138,952,729

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,196,537
Net unrealized depreciation on open futures and forward currency contracts			(560,581)
Total unrealized appreciation on open futures and forward currency contracts			$1,635,956

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2015 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2015 and December 31, 2014. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2015

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$71,955	$(18,611)	$14,486	$(15,732)	$52,098
Grains	781,194	-	-	(458,202)	322,992
Interest rates	937,989	(228,438)	-	(26,590)	682,961
Livestock	-	(810)	254,350	-	253,540
Metals	11,413	(1,654,339)	2,695,986	(2,200)	1,050,860
Softs	146,572	(12,604)	95,422	(78,646)	150,744
Stock indices	142,439	(2,178,634)	927	(125,625)	(2,160,893)
Total futures contracts	2,091,562	(4,093,436)	3,061,171	(706,995)	352,302

Forward currency contracts	1,019,445	(1,023,609)	920,119	(539,575)	376,380

Total futures and forward currency contracts	$3,111,007	$(5,117,045)	$3,981,290	$(1,246,570)	$728,682

Fair value of futures and forward currency contracts at December 31, 2014

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$-	$-	$524,710	$(24,312)	$500,398
Grains	11,552	(172,930)	852	(174)	(160,700)
Interest rates	1,373,183	(567,353)	-	(160,599)	645,231
Livestock	2,670	(17,360)	167,720	-	153,030
Metals	11,216	(1,140,770)	820,318	(23,789)	(333,025)
Softs	43,201	(10,245)	475,037	(14,860)	493,133
Stock indices	970,972	(314,736)	143,204	(42,078)	757,362
Total futures contracts	2,412,794	(2,223,394)	2,131,841	(265,812)	2,055,429

Forward currency contracts	424,804	(1,542,797)	1,670,536	(972,016)	(419,473)

Total futures and forward currency contracts	$2,837,598	$(3,766,191)	$3,802,377	$(1,237,828)	$1,635,956

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2015 and 2014 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2015 and 2014

	Three months	Three months	Six months	Six months
	ended:	ended:	ended:	ended:
	June 30,	June 30,	June 30,	June 30,
Sector	2015	2014	2015	2014
Futures contracts:
Energies	$(3,577,930)	$1,514,235	$(3,531,198)	$2,192,384
Grains	(170,204)	(1,617,818)	(803,031)	(22,054)
Interest rates	(4,665,046)	9,045,244	651,617	14,308,172
Livestock	58,280	327,620	366,070	1,129,210
Metals	411,430	194,763	582,243	(2,578,162)
Softs	(151,447)	(545,978)	197,170	363,005
Stock indices	(825,691)	5,701,510	3,747,397	4,986,040
Total futures contracts	(8,920,608)	14,619,576	1,210,268	20,378,595

Forward currency contracts	(3,010,116)	3,530,284	(1,024,366)	3,742,836

Total futures and forward currency contracts	$(11,930,724)	$18,149,860	$185,902	$24,121,431

For the three months ended June 30, 2015, the monthly average number of futures contracts bought and sold was 9,179 and 9,175, respectively, and the monthly average notional value of forward currency contracts traded was approximately $968,000,000. Over the same period in 2014, the monthly average of futures contracts bought and sold was 22,004 and 24,498, respectively, and the monthly average notional value of forward currency contracts traded was approximately $455,000,000.

The customer agreements between the Master Fund, the futures clearing brokers including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), and J.P. Morgan Securities LLC., as well as the FX prime broker, Deutsche Bank AG, and the swap dealer, Morgan Stanley & Co., LLC, give the Master Fund the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Master Fund netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Master Fund ceased clearing trades through Barclays Capital Inc. and Barclays Bank PLC during June 2014 and October 2014, respectively.

On January 1, 2013, the Partnership adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 and ASU 2013-01 did not have a significant impact on the Partnership's financial statements. The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at June 30, 2015 and December 31, 2014.

Offsetting of derivative assets and liabilities at June 30, 2015

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty D	$3,898,484	$(3,102,522)	$795,962
Total futures contracts	3,898,484	(3,102,522)	795,962

Forward currency contracts
Counterparty G	1,406,125	(1,002,880)	403,245
Total assets	$5,304,609	$(4,105,402)	$1,199,207

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statement of	the Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$1,697,909	$(1,254,249)	$443,660
Total futures contracts	1,697,909	(1,254,249)	443,660

Forward currency contracts
Counterparty G
Counterparty H	560,304	(533,439)	26,865
Total liabilities	$2,258,213	$(1,787,688)	$470,525

		Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)
Counterparty D	$795,962	$-	$(795,962)	$-
Counterparty G	403,245	-	-	403,245
Total	$1,199,207	$-	$(795,962)	$403,245

		Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Liabilities
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty C	$443,660	$-	$(443,660)	$-
Counterparty H	26,865	-	(26,865)	-
Total	$470,525	$-	$(470,525)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.

(3) Net amount represents the amounts owed to the Partnership by each counterparty as of June 30, 2015. Net amount represents the amount that is subject to loss in the event of a counterparty June 30, 2015.

(4) Net amount represents the amounts owed by the Partnership to each counterparty as of June 30, 2015.

Offsetting of derivative assets and liabilities at December 31, 2014

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$1,796,920	$(684,174)	$1,112,746
Counterparty D	2,747,715	(1,805,032)	942,683
Total futures contracts	4,544,635	(2,489,206)	2,055,429

Forward currency contracts
Counterparty G	798,097	(656,989)	141,108
Total assets	$5,342,732	$(3,146,195)	$2,196,537

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statement of	the Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts
Counterparty H	$1,857,824	$(1,297,243)	$560,581
Total liabilities	$1,857,824	$(1,297,243)	$560,581

		Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$1,112,746	$-	$(1,112,746)	$-
Counterparty D	942,683	-	(942,683)	-
Counterparty G	141,108	-	(141,108)	-

Total	$2,196,537	$-	$(2,196,537)	$-

		Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Liabilities
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty H	$560,581	$-	$(560,581)	$-
Total	$560,581	$-	$(560,581)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

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

The Master Fund’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Master Fund’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and MS. The amount of such credit risk was $11,576,719 and $9,145,400 at June 30, 2015 and December 31, 2014, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2015 and 2014. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	June 30, 2015	June 30, 2014
Profit share earned	$-	$28,644
Reversal of profit share	(149,160)	(13,832)
Profit share accrued	-	491,154
Total profit share	$(149,160)	$505,966

	Six months ended:	Six months ended:
	June 30, 2015	June 30, 2014
Profit share earned	$-	$28,644
Profit share accrued	-	491,154
Total profit share	$-	$519,798

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

The Master Fund trades futures, forwards, and spot contracts on interest rate instruments, agricultural commodities, currencies, metals, energy and stock indices, and forward contracts on currencies, and may trade options on the foregoing and swaps thereon. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In most OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be substantially higher; and (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market). The General Partner attempts to control credit risk by causing the Partnership to deal exclusively with large, well-capitalized financial institutions as brokers and counterparties.

The financial instruments traded by the Master Fund contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures, forwards, and spot contracts or the Master Fund’s satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Master Fund.

Due to the nature of the Master Fund’s business, substantially all its assets are represented by cash, cash equivalents, and U.S. government obligations, while the Master Fund maintains its market exposure through open futures, forwards, and spot contract positions.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through June 30, 2015, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

CRITICAL ACCOUNTING ESTIMATES

The Master Fund records its transactions in futures, forwards and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Master Fund on the day with respect to which net assets are being determined. Open spot currency contracts are valued based on the current Spot Price. Open forward currency contracts are recorded at fair value, based on pricing models that consider the Spot Price and Forward Point. Spot Prices and Forward Points for open forward currency contracts are generally based on the average midpoint of bid/ask quotations at the last second ending at 3:00 P.M. New York time provided by widely used quotation service providers on the day with respect to which net assets are being determined. Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Master Fund may be in between these periods. The General Partner’s policy to determine fair value for forward currency contracts involves first calculating the number of Months to Maturity, then identifying the Forward Month Contracts. Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. The General Partner will also compare the calculated price to the forward currency prices provided by dealers to determine whether the calculated price is fair and reasonable.

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

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the Units. The Master Fund, on behalf of the Partnership, has reimbursed the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeded 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess was not reimbursed by the Partnership but was absorbed by the General Partner. As of June 30, 2015, pursuant to this calculation $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership. The final accrual period was July 31, 2014.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, through its investment in the Master Fund, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended June 30, 2015

Total
Partners'
Capital of the
Month Ending:	Partnership
June 30, 2015	$119,062,443
March 31, 2015	128,136,795
December 31, 2014	118,612,480

	Three Months	Six Months
Change in Partners' Capital	$(9,074,352)	$449,963
Percent Change	(7.08)%	0.38%

THREE MONTHS ENDED JUNE 30, 2015

The decrease in the Partnership’s net assets of $9,074,352 was attributable to net loss after profit share of $10,085,151 and withdrawals of $2,630,783, which were partially offset by contributions of $3,641,582.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2015 increased $32,286 relative to the corresponding period in 2014. The increase was due to an increase in the average net asset value of the Partnership during the three months ended June 30, 2015, relative to the corresponding period in 2014.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2015 decreased $40,269 relative to the corresponding period in 2014. The decrease was due mainly to a decrease in trading volume at the Master Fund, relative to the corresponding period in 2014.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the three months ended June 30, 2015 increased $32,737 relative to the corresponding period in 2014. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the three months ended June 30, 2015, relative to the corresponding period in 2014.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2015 decreased $1,112 relative to the corresponding period in 2014. The decrease was due mainly to a decrease in the administrative expenses at the Master Fund during the three months ended June 30, 2015, relative to the corresponding period in 2014.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2015 increased $21,578 relative to the corresponding period in 2014. This increase was due primarily to an increase in U.S. Treasury Note interest rates during the three months ended June 30, 2015 relative to the corresponding period in 2014.

For the three months ended June 30, 2015, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized losses of $8,838,856 from trading operations (including foreign exchange transactions and translations). Management fees of $600,549, brokerage commissions of $69,896, selling commissions and platform fees of $548,242, administrative and operating expenses of $154,118, custody fees and other expenses of $5,567 were incurred. Interest income of $54,354 and the reversal of accrued profit share to the General Partner of $77,723 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $10,085,151.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(1.71)%
Energies	(2.00)%
Grains	(0.09)%
Interest rates	(2.66)%
Livestock	0.06%
Metals	0.28%
Softs	(0.06)%
Stock indices	(0.57)%
Trading loss	(6.75)%

SIX MONTHS ENDED JUNE 30, 2015

The increase in the Partnership’s net assets of $449,963 was attributable to contributions of $7,698,182, which was partially offset by a net loss through its investment in the Master Fund of $2,639,604 and withdrawals of $4,608,615.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2015 increased $13,429 relative to the corresponding period in 2014. The increase was due to an increase in the average net asset value of the Partnership during the six months ended June 30, 2015, relative to the corresponding period in 2014.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2015 decreased $99,085 relative to the corresponding period in 2014. The decrease was due mainly to a decrease in trading volume at the Master Fund, relative to the corresponding period in 2014.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the six months ended June 30, 2015 increased $28,216 relative to the corresponding period in 2014. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the six months ended June 30, 2015, relative to the corresponding period in 2014.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2015 decreased $14,690 relative to the corresponding period in 2014. The decrease was due mainly to a decrease in the administrative expenses at the Master Fund during the six months ended June 30, 2015, relative to the corresponding period in 2014.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2015 increased $17,520 relative to the corresponding period in 2014. This increase was due primarily to an increase in U.S. Treasury Note interest rates during the six months ended June 30, 2015 relative to the corresponding period in 2014.

For the six months ended June 30, 2015, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $57,400 from trading operations (including foreign exchange transactions and translations). Management fees of $1,208,256, brokerage commissions of $151,973, selling commissions and platform fees of $1,104,226, administrative and operating expenses of $310,093, custody fees and other expenses of $11,011 were incurred. Interest income of $88,555 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $2,639,604.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(0.55)%
Energies	(2.05)%
Grains	(0.51)%
Interest rates	0.47%
Livestock	0.21%
Metals	0.35%
Softs	0.11%
Stock indices	2.08%
Trading gain	0.11%

MANAGEMENT DISCUSSION – 2015

Three months ended June 30, 2015

The Partnership sustained a loss as a number of profitable, consensus trades from the first quarter proved unprofitable in second quarter. Long positions in interest rate futures, equity futures, and U.S. dollar forwards and short euro currency trades were unprofitable. Short energy futures trades were unprofitable as well. On the other hand, trading of metal futures was profitable, while trading of soft and agricultural commodities was nearly flat.

The sanguine attitude towards Greece from the first quarter became a second quarter ebb and flow of meetings, proposals, information and recriminations around the Greek crisis, culminating in the imposition of capital controls; a week-long bank holiday; and a nationwide referendum that rattled equity, bond and currency markets. The U.S. economy rebounded from its poor first quarter performance, although inflation and wages did not register explicit improvements. Consequently, the on-again, off-again prospects for a Federal Reserve rate increase added to market anxiety. Finally, uncertainty about China’s growth prospects were compounded late in the period by the sudden, precipitous collapse in Chinese equity markets.

The prices of German, French, and Italian note and bond futures, which had risen precipitously in the wake of the European Central Bank’s quantitative easing program, reversed course abruptly, driving rates sharply higher as analysts questioned the extraordinarily low levels they had reached particularly as EU economic data was improving and the Greek situation seemed to defy solution. Consequently, long positions in Continental European note and bond futures were unprofitable. Though the path was not a straight line partly due to reduced global bond market liquidity, better U.S. economic news pushed U.S. interest rates higher, producing losses from long positions in U.S. note and bond futures. Long positions in Japanese bond futures, U.K. bond futures, and short sterling futures also registered losses. Long positions in U.S. 2-year notes and short term euro-U.S. dollar futures did register small gains.

The path of equity prices during the quarter was uneven across time and markets. Equity futures were buffeted in a positive way by improving economic data from the U.S. and Europe, and in a negative way by the unfolding Greek tragedy; by economic growth concerns and wild swings in equity markets in China that prompted a Bank of China rate cut; and by worries about the timing of possible federal funds rate increases. In the end, the negative influences carried the day. Long positions in European, British, Canadian, Australian, Korean and Taiwanese equity futures posted losses, especially in June. Meanwhile, long positions in Chinese, Hong Kong and Japanese futures remained profitable even after posting losses in May and June. As volatility spiked in June, the gain from a short VIX position was pared back.

Currency trading was also volatile during the quarter. In April and early May, poor results from the U.S. first quarter GDP report raised the likelihood that an anticipated Federal Reserve interest rate increase would be delayed. Consequently, long U.S. dollar positions registered losses and were reduced or reversed. Later on, the U.S. dollar steadied as U.S. economic data recovered and as the situations in China and Greece deteriorated. On balance, trading the U.S. dollar against the currencies of Australia, the U.K., Canada, Brazil, Chile, Columbia, Czech Republic, Sweden, and Korea was unprofitable. Short euro trades versus several currencies were also unprofitable. The gain from a long U.S. dollar/short Japanese yen trade provided a partial offset.

Energy prices moved higher in April amid signs of a growth improvement in Europe and a weakening dollar. Consequently, short positions in crude oil, crude oil products and natural gas generated losses and were scaled back.

Short positions in aluminum, copper, palladium, platinum, and silver were profitable, particularly in May and June, as China’s slowdown and equity turmoil led to reduced demand and some increased supplies on world markets. Increased palladium and platinum production from South Africa also weighed on prices. Meanwhile, a sharp swing in the price of zinc led to a loss on a long position, and trading of gold was also unprofitable.

Grain prices, which have been falling rather persistently, rose somewhat late in the period as heavy rains in the U.S. threatened to delay harvests of some crops and planting of others. Consequently, losses on short corn and wheat positions outweighed the gains from long soybean and soybean meal trades.

The losses on a short sugar position and trading of crude palm oil slightly outweighed the gains from long cocoa positions and a short coffee trade.

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

The more accommodative monetary policy environment and some improvement in growth indicators for Europe led to gains on long positions in Continental European, Chinese, Hong Kong, Japanese, and Australian equity futures. On the other hand, a short Korean kospi futures trade was unprofitable. Meanwhile, U.S. equity futures, after reaching record levels, stagnated in the wake of the stronger dollar, disappointing earnings reports, and a first quarter growth slowdown.

Currency markets were volatile during the quarter, although a solid U.S. economic outlook, generally higher relative interest rates, and some safe haven cachet underpinned the U.S. dollar. Still, a tentative Russia/ Ukraine ceasefire and temporary bouts of sanity around the Greek crisis periodically took some steam out of the dollar. Overall, long dollar positions versus the euro, Czech koruna, Swedish krona, Turkish lira, Brazilian real, and Canadian dollar were profitable. On the other hand, a long U.S. dollar/short Swiss franc trade sustained a large loss when, on January 15, the Swiss National Bank unexpectedly ended the franc’s peg to the euro and the franc soared 15%. Long U.S. dollar trades against the South African, Norwegian and New Zealand currencies produced small losses.

Grain prices recovered a bit after the USDA projected a reduction in planting acreage for the current crop year. Consequently, short wheat positions, and to a lesser extent trading of corn, soybeans, soybean meal, and bean oil produced minor losses. Coffee and sugar prices continued to fall and short positions in both were profitable. Meanwhile, trading of cocoa, a short cotton position, and a long crude palm oil trade were unprofitable. A short hog trade was marginally positive.

Energy trading was flat as the gains from short WTI crude and U.S. natural gas positions offset the losses from short Brent crude, heating oil and London gas oil trades. Metal trading was marginally profitable with gains from short aluminum, silver and nickel positions and trading of gold outpacing the losses from short copper, zinc, and platinum positions and trading of palladium.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at June 30, 2015 and December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On April 1, 2015, May 1, 2015, and June 1, 2015 the Partnership sold Interests to new and existing limited partners of $1,891,920, $1,123,500, and $626,192 respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended June 30, 2015.

	Series A		Series B		Series C
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
April 30, 2015	(1,215.7111)	$995.59	(53.6340)	$1,093.41	(9.2785)	$1,109.46
May 31, 2015	(633.1730)	984.68	-	1,083.00	-	1,099.13
June 30, 2015	(763.3403)	953.74	-	1,050.50	-	1,066.37

Total	(2,612.2244)		(53.6340)		(9.2785)

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
General Partner

Date: August 13, 2015

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)

