Form 10-Q
period 2015-09-30
Millburn Multi-Markets Fund L.P.
filed 2015-11-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2015

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

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At September 30, 2015 and December 31, 2014 (unaudited)

(b) For the nine months ended September 30, 2015 and 2014 (unaudited)

(c) For the three and nine months ended September 30, 2015 and 2014 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$121,940,677	$118,612,452
Due from the Master Fund	1,494,261	838,054
Cash	919,684	746,100

Total assets	$124,354,622	$120,196,606

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$917,000	$743,209
Capital withdrawal payable	1,494,261	838,054
Due to the Master Fund	2,684	2,863

Total liabilities	2,413,945	1,584,126

PARTNERS’ CAPITAL:
General Partner	3,261,373	3,073,797

Limited partners:
Series A (107,039.6648 and 107,745.6394 units outstanding)	107,508,643	105,099,830
Series B (7,421.7311 and 7,011.0183 units outstanding)	8,225,416	7,468,031
Series C (2,616.3011 and 2,751.2975 units outstanding)	2,945,245	2,970,822

Total limited partners	118,679,304	115,538,683

Total partners’ capital	121,940,677	118,612,480

TOTAL	$124,354,622	$120,196,606

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,004.38	$975.44
Series B	$1,108.29	$1,065.18
Series C	$1,125.73	$1,079.79

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2015	September 30, 2014

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$73,672	$32,033

EXPENSES:
Management fees	601,234	565,036
Brokerage commissions (allocated from the Master Fund)	71,250	113,746
Selling commissions and platform fees	547,621	514,406
Administrative and operating expenses	154,393	148,171
Custody fees (allocated from the Master Fund)	5,532	6,280

Total expenses	1,380,030	1,347,639

NET INVESTMENT LOSS	(1,306,358)	(1,315,606)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,120,971	6,006,764
Foreign exchange translation	(150,736)	13,995
Net change in unrealized:
Futures and forward currency contracts	694,796	(1,647,746)
Foreign exchange translation	15,999	(45,121)
Net gains from U.S. Treasury notes:
Realized	-	3,742
Net change in unrealized	23,727	11,846

Net realized and unrealized gains allocated from the Master Fund	7,704,757	4,343,480

NET INCOME	6,398,399	3,027,874

LESS PROFIT SHARE ALLOCATION	29,389	-
FROM THE MASTER FUND

NET INCOME AFTER PROFIT SHARE	$6,369,010	$3,027,874

(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2015	September 30, 2014

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$162,227	$103,068

EXPENSES:
Management fees	1,809,490	1,759,863
Brokerage commissions (allocated from the Master Fund)	223,223	364,804
Selling commissions and platform fees	1,651,847	1,590,416
Administrative and operating expenses	464,486	472,954
Custody fees (allocated from the Master Fund)	16,543	22,440

Total expenses	4,165,589	4,210,477

NET INVESTMENT LOSS	(4,003,362)	(4,107,409)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,914,202	18,832,022
Foreign exchange translation	(325,175)	(7,897)
Net change in unrealized:
Futures and forward currency contracts	25,913	(1,287,414)
Foreign exchange translation	97,472	(47,595)
Net gains from U.S. Treasury notes:
Realized	-	7,041
Net change in unrealized	49,745	13,145

Net realized and unrealized gains allocated from the Master Fund	7,762,157	17,509,302

NET INCOME	3,758,795	13,401,893

LESS PROFIT SHARE ALLOCATION	29,389	-
FROM THE MASTER FUND

NET INCOME AFTER PROFIT SHARE	$3,729,406	$13,401,893

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2015 and 2014

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2014	$3,073,797	$105,099,830	107,745.6394	$7,468,031	7,011.0183	$2,970,822	2,751.2975	$118,612,480

Capital contributions	-	7,837,216	7,853.5534	921,192	845.7238	50,000	45.7701	8,808,408
Capital withdrawals	-	(8,532,528)	(8,559.5280)	(474,541)	(435.0110)	(202,548)	(180.7665)	(9,209,617)
Net income	187,576	3,104,125	-	332,150	-	134,944	-	3,758,795
Profit share		-		(21,416)		(7,973)		(29,389)
PARTNERS' CAPITAL — September 30, 2015	$3,261,373	$107,508,643	107,039.6648	$8,225,416	7,421.7311	$2,945,245	2,616.3011	$121,940,677

Net Asset Value per Unit at September 30, 2015			$1,004.38		$1,108.29		$1,125.73

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2013	$2,572,915	$116,781,042	137,419.5284	$10,758,367	11,797.5645	$4,112,988	4,460.4110	$134,225,312

Capital contributions	-	2,353,343	2,596.4237	10,000	11.2465	-	-	2,363,343
Capital withdrawals	-	(28,402,286)	(32,522.0697)	(4,409,585)	(4,705.6458)	(1,390,247)	(1,456.6135)	(34,202,118)
Net income	396,702	11,586,447	-	992,226	-	426,518	-	13,401,893
PARTNERS' CAPITAL — September 30, 2014	$2,969,617	$102,318,546	107,493.8824	$7,351,008	7,103.1652	$3,149,259	3,003.7975	$115,788,430

Net Asset Value per Unit at September 30, 2014			$951.85		$1,034.89		$1,048.43

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2015

The following information presents per unit operating performance data for each series for the three months ended September 30, 2015.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$953.74	$1,050.50	$1,066.37

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(11.23)	(7.58)	(7.01)
Total trading and investing gains (1)	61.87	68.25	69.28

Net income before profit share allocation from Master Fund	50.64	60.67	62.27

Less: profit share allocation from Master Fund (1) (6)	-	2.88	2.91

Net income from operations after profit share allocation from Master Fund	50.64	57.79	59.36

NET ASSET VALUE PER UNIT — End of period	$1,004.38	$1,108.29	$1,125.73

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	5.31%	5.76%	5.83%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	-	0.26	0.26

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	5.31%	5.50%	5.57%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.76%	3.01%	2.76%
Profit share allocation from Master Fund (2) (6)	-	0.26	0.26

Total expenses	4.76%	3.27%	3.02%

Net investment loss (3) (4) (5)	(4.52)%	(2.77)%	(2.52)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2015

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2015.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$975.44	$1,065.18	$1,079.79

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(34.17)	(23.21)	(21.50)
Total trading and investing gains (1)	63.11	69.20	70.35

Net income before profit share allocation from Master Fund	28.94	45.99	48.85

Less: profit share allocation from Master Fund (1) (6)	-	2.88	2.91

Net income from operations after profit share allocation from Master Fund	28.94	43.11	45.94

NET ASSET VALUE PER UNIT — End of period	$1,004.38	$1,108.29	$1,125.73

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	2.97%	4.31%	4.51%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	-	0.26	0.26

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	2.97%	4.05%	4.25%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.77%	3.02%	2.77%
Profit share allocation from Master Fund (2) (6)	-	0.26	0.26

Total expenses	4.77%	3.28%	3.03%

Net investment loss (3) (4) (5)	(4.59)%	(2.84)%	(2.59)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at September 30, 2015 and December 31, 2014 (unaudited) and the results of its operations for the three and nine months ended September 30, 2015 and 2014 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2015 and December 31, 2014 was 72.96% and 73.17%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets. The Partnership is allocated its pro-rata portion of the administration fee which is charged at the Master Fund level. As of September 30, 2015 and December 31, 2014, $79,483 and $54,226, respectively, were payable by the Master Fund to the General Partner and are included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the units of limited partnership (“Units”). The total amount paid by the General Partner was $191,967. The Master Fund, on behalf of the Partnership, has reimbursed the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeded 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess will not be reimbursed by the Partnership, but was absorbed by the General Partner. As of September 30, 2015, pursuant to this calculation, $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership. For each of the three months ended September 30, 2015 and 2014, the costs incurred by the Partnership were $0 and $6,399, respectively. The final accrual period was in July 31, 2014.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2015 and December 31, 2014, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Series A	109,184.799	108,477.648	109,983.458	116,912.630
Series B	7,563.770	7,450.019	7,426.801	8,794.459
Series C	2,761.953	3,018.081	2,742.615	3,552.934

(a) At September 30, 2015 and December 31, 2014 (unaudited)

(b) For the nine months ended September 30, 2015 and 2014 (unaudited)

(c) For the three and nine months ended September 30, 2015 and 2014 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $28,049,335 and $19,091,112)	$28,064,817	$19,093,847
Net unrealized appreciation on open futures and forward currency contracts	2,774,071	2,196,537
Due from brokers	10,286,120	4,026,058
Cash denominated in foreign currencies (cost $1,093,726 and $1,775,062)	1,066,493	1,616,642

Total equity in trading accounts	42,191,501	26,933,084

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $121,048,957 and $119,856,983)	121,106,279	119,858,882

CASH AND CASH EQUIVALENTS	8,767,172	18,207,276

ACCRUED INTEREST RECEIVABLE	165,545	121,954

DUE FROM MILLBURN MULTI-MARKETS LTD.	1,771	1,846

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	2,684	2,863

TOTAL	$172,234,952	$165,125,905

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$1,127,201	$560,581
Cash denominated in foreign currencies (cost $976,999 and $81,699)	977,696	86,428
Capital withdrawal payable	2,119,261	1,739,879
Management fee payable	221,389	214,360
Selling commissions payable	184,168	179,026
Accrued expenses	409,787	220,060
Commissions and other trading fees on open futures contracts	14,256	14,490
Other liabilities	58,746	-

Total liabilities	5,112,504	3,014,824

PARTNERS’ CAPITAL	167,122,448	162,111,081

TOTAL	$172,234,952	$165,125,905

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2015

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
	Partners’ Capital	(Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.03)%	$(53,355)
Grains	(0.02)	(26,420)
Interest rates:
2 Year U.S. Treasury Note (582 contracts, settlement date December 2015)	0.05	78,531
5 Year U.S. Treasury Note (479 contracts, settlement date December 2015)	0.05	90,437
10 Year U.S. Treasury Note (256 contracts, settlement date December 2015)	0.03	40,828
Other interest rates	1.12	1,876,134

Total interest rates	1.25	2,085,930

Metals	(0.10)	(168,211)
Softs	0.04	70,327
Stock indices	(0.30)	(501,685)

Total long futures contracts	0.84	1,406,586

Short futures contracts:
Energies	0.16	267,658
Grains	(0.12)	(197,594)
Livestock	0.12	197,430
Metals	0.54	913,298
Softs	0.08	128,970
Stock indices	0.03	48,139

Total short futures contracts	0.81	1,357,901

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	1.65	2,764,487

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.82)	(1,382,588)
Total short forward currency contracts	0.16	264,971

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.66)	(1,117,617)

TOTAL	0.99%	$1,646,870

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2015

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$41,750,000	U.S. Treasury notes, 0.375%, 04/30/2016	25.01	41,793,218
32,240,000	U.S. Treasury notes, 0.250%, 05/15/2016	19.29	32,245,667
43,140,000	U.S. Treasury notes, 0.625%, 07/15/2016	25.88	43,250,378
31,730,000	U.S. Treasury notes, 0.875%, 09/15/2016	19.08	31,881,833
	Total investments in U.S. Treasury notes (amortized cost $149,098,292)	89.26%	$149,171,096

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2014

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
	Partners’ Capital	(Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS

FUTURES CONTRACTS
Long futures contracts:
Grains	(0.10)%	$(161,378)
Interest rates:
5 Year U.S. Treasury Note (504 contracts, settlement date March 2015)	0.01	12,359
30 Year U.S. Treasury Bond (40 contracts, settlement date March 2015)	0.03	51,094
Other interest rates	0.46	742,377

Total interest rates	0.50	805,830

Livestock	(0.01)	(14,690)
Metals	(0.70)	(1,129,554)
Softs	0.02	32,956
Stock indices	0.41	656,236

Total long futures contracts	0.12	189,400

Short futures contracts:
Energies	0.31	500,398
Grains	0.00	678
Interest rates	(0.10)	(160,599)
Livestock	0.10	167,720
Metals	0.49	796,529
Softs	0.29	460,177
Stock indices	0.06	101,126

Total short futures contracts	1.15	1,866,029

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	1.27	2,055,429

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.69)	(1,117,993)
Total short forward currency contracts	0.43	698,520

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.26)	(419,473)

TOTAL	1.01%	$1,635,956

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2014

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$41,750,000	U.S. Treasury notes, 0.375%, 03/15/2015	25.77%	$41,780,171
27,240,000	U.S. Treasury notes, 0.250%, 05/15/2015	16.81	27,260,217
43,140,000	U.S. Treasury notes, 0.250%, 07/15/2015	26.63	43,170,333
26,730,000	U.S. Treasury notes, 0.250%, 09/15/2015	16.50	26,742,008
	Total investments in U.S. Treasury notes (amortized cost $138,948,095)	85.71%	$138,952,729

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30,	September 30,
	2015	2014
INVESTMENT INCOME — Interest income	$100,675	$49,935

EXPENSES:
Brokerage fees	97,352	174,165
Management fees	661,696	677,597
Selling commissions and platform fees	551,237	518,318
Administrative and operating expenses	182,667	189,905
Custody fees	7,580	10,467
Total expenses	1,500,532	1,570,452

NET INVESTMENT LOSS	(1,399,857)	(1,520,517)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	9,741,384	10,183,409
Foreign exchange translation	(208,492)	70,618
Net change in unrealized:
Futures and forward currency contracts	918,188	(4,477,832)
Foreign exchange translation	24,538	(100,960)
Net gains from U.S. Treasury notes
Realized	-	5,226
Net change in unrealized	32,769	14,866
Total net realized and unrealized gains	10,508,387	5,695,327

NET INCOME	9,108,530	4,174,810
LESS PROFIT SHARE TO GENERAL PARTNER	58,746	(58,956)
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$9,049,784	$4,233,766

(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2015	2014
INVESTMENT INCOME — Interest income	$221,096	$176,099

EXPENSES:
Brokerage fees	304,084	619,604
Management fees	1,990,175	2,303,363
Selling commissions and platform fees	1,662,674	1,602,290
Administrative and operating expenses	548,606	679,003
Custody fees	22,545	37,485
Total expenses	4,528,084	5,241,745

NET INVESTMENT LOSS	(4,306,988)	(5,065,646)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	10,834,560	33,494,391
Foreign exchange translation	(445,553)	32,246
Net change in unrealized:
Futures and forward currency contracts	10,914	(3,667,383)
Foreign exchange translation	135,219	(105,061)
Net gains from U.S. Treasury notes
Realized	-	10,939
Net change in unrealized	68,170	16,971
Total net realized and unrealized gains	10,603,310	29,782,103

NET INCOME	6,296,322	24,716,457
LESS PROFIT SHARE TO GENERAL PARTNER	58,746	460,842
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$6,237,576	$24,255,615

(Concluded)

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2015:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2015	$161,250,243	$-	$860,838	$162,111,081
Contributions	8,808,408	-	-	8,808,408
Withdrawals	(10,034,617)	-	-	(10,034,617)
Net income before profit share	6,242,075	-	54,247	6,296,322
General Partner's allocation - profit share	(58,746)	-	-	(58,746)
PARTNERS' CAPITAL- September 30, 2015	$166,207,363	$-	$915,085	$167,122,448

For the nine months ended September 30, 2014:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2014	$223,671,126	$-	$1,404,989	$225,076,115
Contributions	6,408,343	-	-	6,408,343
Withdrawals	(96,988,434)	-	(500,000)	(97,488,434)
Net income before profit share	24,480,451	20,410	215,596	24,716,457
General Partner's allocation - profit share	(460,842)	460,829	-	(13)
PARTNERS' CAPITAL- September 30, 2014	$157,110,644	$481,239	$1,120,585	$158,712,468

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Total return before General Partner profit share allocation (3)	5.90%	3.15%	4.72%	13.94%
Less: General Partner profit share allocation (3)	0.15	-	0.15	-

Total return after General Partner profit share allocation (3)	5.75%	3.15%	4.57%	13.94%

Ratios to average net asset value:
Expenses (1) (4)	2.48%	2.72%	2.46%	2.67%
General Partner profit share allocation (3)	0.15	-	0.15	-

Total expenses (1)	2.63%	2.72%	2.61%	2.67%

Net investment loss (1) (2) (4)	(2.24)%	(2.60)%	(2.29)%	(2.55)%

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

(3) Not Annualized.

(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Total return before General Partner profit share allocation (3)	5.62%	2.92%	3.87%	13.27%
Less: General Partner profit share allocation (3)	0.04	(0.03)	0.04	0.23

Total return after General Partner profit share allocation (3)	5.58%	2.95%	3.83%	13.04%

Ratios to average net asset value:
Expenses (1) (4)	3.56%	3.52%	3.58%	3.43%
General Partner profit share allocation (3)	0.04	(0.03)	0.04	0.23

Total expenses (1)	3.60%	3.49%	3.62%	3.66%

Net investment loss (1) (2) (4)	(3.32)%	(3.40)%	(3.41)%	(3.31)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the proportionate share of expenses of the U.S. Feeder and the Cayman Feeder for the period ending September 30, 2015 and the U.S. Feeder, the Cayman Feeder and the Cayman SPC Feeder (as defined in footnote 1) for the period ending September 30, 2014.

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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2015 and December 31, 2014 (unaudited) and the results of its operations for the three and nine months ended September 30, 2015 and 2014 (unaudited).

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At September 30, 2015 and December 31, 2014, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	September 30,	December 31,
	2015	2014
Partnership	72.96%	73.17%
Cayman Feeder	5.57%	5.51%

Total	78.53%	78.68%

The capital withdrawals payable at September 30, 2015 and December 31, 2014 were $2,119,261 and $1,739,879, respectively, detailed below.

	September 30,	December 31,
	2015	2014
Direct investors	$625,000	$800,925
Partnership	1,494,261	838,054
Cayman Feeder	-	100,900

Total	$2,119,261	$1,739,879

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

Investment Company Status: The Master Fund adopted Accounting Standard Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Master Fund has been deemed to be an investment company since inception. Accordingly, the Master Fund follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

During the three and nine months ended September 30, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of September 30, 2015 and December 31, 2014 in valuing the Master Fund’s investments at fair value. At September 30, 2015 and December 31, 2014, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2015

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$149,171,096	$-	$149,171,096

Exchange-traded futures contracts
Energies	214,303	-	214,303
Grains	(224,014)	-	(224,014)
Interest rates	2,085,930	-	2,085,930
Livestock	197,430	-	197,430
Metals	745,087	-	745,087
Softs	199,297	-	199,297
Stock indices	(453,546)	-	(453,546)

Total exchange-traded futures contracts	2,764,487	-	2,764,487

Over-the-counter forward currency contracts	-	(1,117,617)	(1,117,617)

Total futures and forward currency contracts (2)	2,764,487	(1,117,617)	1,646,870

Total financial assets and liabilities at fair value	$151,935,583	$(1,117,617)	$150,817,966

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$28,064,817
Investments in U.S. Treasury notes held in custody			121,106,279
Total investments in U.S. Treasury notes			$149,171,096

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,774,071
Net unrealized depreciation on open futures and forward currency contracts			(1,127,201)
Total unrealized appreciation on open futures and forward currency contracts			$1,646,870

Financial assets and liabilities at fair value as of December 31, 2014

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$138,952,729	$-	$138,952,729

Exchange-traded futures contracts
Energies	500,398	-	500,398
Grains	(160,700)	-	(160,700)
Interest rates	645,231	-	645,231
Livestock	153,030	-	153,030
Metals	(333,025)	-	(333,025)
Softs	493,133	-	493,133
Stock indices	757,362	-	757,362

Total exchange-traded futures contracts	2,055,429	-	2,055,429

Over-the-counter forward currency contracts	-	(419,473)	(419,473)

Total futures and forward currency contracts (2)	2,055,429	(419,473)	1,635,956

Total financial assets and liabilities at fair value	$141,008,158	$(419,473)	$140,588,685

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$19,093,847
Investments in U.S. Treasury notes held in custody			119,858,882
Total investments in U.S. Treasury notes			$138,952,729

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,196,537
Net unrealized depreciation on open futures and forward currency contracts			(560,581)
Total unrealized appreciation on open futures and forward currency contracts			$1,635,956

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2015 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2015 and December 31, 2014. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2015

					Net
					Unrealized
					Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$9,460	$(62,815)	$342,775	$(75,117)	$214,303
Grains	710	(27,130)	117,196	(314,790)	(224,014)
Interest rates	2,410,008	(324,078)	-	-	2,085,930
Livestock	-	-	199,340	(1,910)	197,430
Metals	205,600	(373,811)	1,082,943	(169,645)	745,087
Softs	114,713	(44,386)	148,975	(20,005)	199,297
Stock indices	161,289	(662,974)	105,210	(57,071)	(453,546)
Total futures contracts	2,901,780	(1,495,194)	1,996,439	(638,538)	2,764,487

Forward currency contracts	609,274	(1,991,862)	1,548,539	(1,283,568)	(1,117,617)

Total futures and forward currency contracts	$3,511,054	$(3,487,056)	$3,544,978	$(1,922,106)	$1,646,870

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

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and nine months ended September 30, 2015 and 2014 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2015 and 2014

	Three months	Three months	Nine months	Nine months
	ended:	ended:	ended:	ended:
	September 30,	September 30,	September 30,	September 30,
Sector	2015	2014	2015	2014
Futures contracts:
Energies	$3,379,051	$98,352	$(152,147)	$2,290,736
Grains	(906,630)	3,741,002	(1,709,661)	3,718,948
Interest rates	6,723,608	4,083,906	7,375,225	18,392,078
Livestock	187,630	(186,430)	553,700	942,780
Metals	2,424,745	742,968	3,006,988	(1,835,194)
Softs	118,811	2,086,203	315,981	2,449,208
Stock indices	(3,549,547)	(2,363,932)	197,850	2,622,108
Total futures contracts	8,377,668	8,202,069	9,587,936	28,580,664

Forward currency contracts	2,281,904	(2,496,492)	1,257,538	1,246,344

Total futures and forward currency contracts	$10,659,572	$5,705,577	$10,845,474	$29,827,008

For the three months ended September 30, 2015, the monthly average number of futures contracts bought and sold was 10,772 and 10,704, respectively, and the monthly average notional value of forward currency contracts traded was approximately $1,273,000,000. Over the same period in 2014, the monthly average number of futures contracts bought and sold was 16,655 and 17,890, respectively, and the monthly average notional value of forward currency contracts traded was approximately $735,000,000.

The customer agreements between the Master Fund, the futures clearing brokers including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), and SG Americas Securities, LLC., as well as the FX prime broker, Deutsche Bank AG, and the swap dealer, Morgan Stanley & Co., LLC, give the Master Fund the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Master Fund netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Master Fund ceased clearing trades through J.P. Morgan Securities LLC., Barclays Capital Inc. and Barclays Bank PLC during September 2015, June 2014 and October 2014, respectively.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at September 30, 2015 and December 31, 2014.

Offsetting of derivative assets and liabilities at September 30, 2015

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$2,133,799	$(786,941)	$1,346,858
Counterparty I	2,764,420	(1,346,791)	1,417,629
Total futures contracts	4,898,219	(2,133,732)	2,764,487

Forward currency contracts Counterparty G	1,520,812	(1,511,228)	9,584

Total assets	$6,419,031	$(3,644,960)	$2,774,071

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statement of	the Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts Counterparty H	$1,764,202	$(637,001)	$1,127,201

Total liabilities	$1,764,202	$(637,001)	$1,127,201

	Amounts Not Offset in the Statement of Financial Condition

	Net amounts of
	Assets
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)
Counterparty C	$1,346,858	$-	$(1,346,858)	$-
Counterparty I	1,417,629	-	(1,417,629)	-
Counterparty G	9,584	-	-	9,584
Total	$2,774,071	$-	$(2,764,487)	$9,584

	Amounts Not Offset in the Statement of Financial Condition

	Net amounts of
	Liabilities
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty H	$1,127,201	$-	$(1,127,201)	$-
Total	$1,127,201	$-	$(1,127,201)	$-

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

(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2015.

(4) Net amount represents the amounts owed by the Partnership to each counterparty as of September 30, 2015.

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

(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2014.

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

The Master Fund’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Master Fund’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and MS. The amount of such credit risk was $13,843,156 and $9,145,400 at September 30, 2015 and December 31, 2014, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2015 and 2014. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:		Three months ended:
	September 30, 2015		September 30, 2014
Profit share earned	$-		$432,185
Reversal of profit share	-		(491,154)
Profit share accrued	58,746	(1)	13
Total profit share	$58,746		$(58,956)

	Nine months ended:		Nine months ended:
	September 30, 2015		September 30, 2014
Profit share earned	$-		$460,829
Profit share accrued	58,746	(1)	13
Total profit share	$58,746		$460,842

(1)Included in “Other liabilities” in the Statements of Financial Condition.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through September 30, 2015, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

The General Partner has paid expenses incurred in connection with the organization of the Partnership and the initial offering of the Units. The Master Fund, on behalf of the Partnership, has reimbursed the General Partner for these costs in 60 equal monthly installments of $3,199 which began on August 1, 2009. However, to the extent that for any month the $3,199 exceeded 1/12 of 0.05% (0.05% per annum) of the Partnership’s month-end net asset value, such excess was not reimbursed by the Partnership but was absorbed by the General Partner. As of September 30, 2015, pursuant to this calculation $30,987 has been borne by the General Partner and will not be reimbursed by the Partnership. The final accrual period was July 31, 2014.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, through its investment in the Master Fund, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2015

Total
Partners'
Capital of the
Month Ending:	Partnership
September 30, 2015	$121,940,677
June 30, 2015	119,062,443
December 31, 2014	118,612,480

	Three Months	Nine months
Change in Partners' Capital	$2,878,234	$3,328,197
Percent Change	2.42%	2.81%

THREE MONTHS ENDED SEPTEMBER 30, 2015

The increase in the Partnership’s net assets of $2,878,234 was attributable to net income after profit share of $6,369,010 and contributions of $1,110,226, which were partially offset by withdrawals of $4,601,002.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2015 increased $36,198 relative to the corresponding period in 2014. The increase was due to an increase in the average net asset value of the Partnership during the three months ended September 30, 2015, relative to the corresponding period in 2014.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2015 decreased $42,496 relative to the corresponding period in 2014. The decrease was due mainly to a decrease in trading volume at the Master Fund, relative to the corresponding period in 2014.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the three months ended September 30, 2015 increased $33,215 relative to the corresponding period in 2014. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the three months ended September 30, 2015, relative to the corresponding period in 2014.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2015 increased $6,222 relative to the corresponding period in 2014. The increase was due mainly to an increase in the Partnership’s pro rata percentage allocation of administrative expenses at the Master Fund during the three months ended September 30, 2015, relative to the corresponding period in 2014.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2015 increased $41,639 relative to the corresponding period in 2014. This increase was due primarily to an increase in U.S. Treasury coupon interest during the three months ended September 30, 2015 relative to the corresponding period in 2014, and partially due to an increase in average net assets over the same period.

For the three months ended September 30, 2015, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized gains of $7,704,757 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Management fees of $601,234, brokerage commissions of $71,250, selling commissions and platform fees of $547,621, administrative and operating expenses of $154,393, custody fees and other expenses of $5,532 and an accrued profit share to the General Partner of $29,389 were incurred. Interest income of $73,672 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share to the General Partner of $6,369,010.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.38%
Energies	2.08%
Grains	(0.57)%
Interest rates	4.16%
Livestock	0.11%
Metals	1.49%
Softs	0.06%
Stock indices	(2.10)%
Trading gain	6.61%

NINE MONTHS ENDED SEPTEMBER 30, 2015

The increase in the Partnership’s net assets of $3,328,197 was attributable to net income after profit share of $3,729,406 and contributions of $8,808,408, which were partially offset by withdrawals of $9,209,617.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2015 increased $49,627 relative to the corresponding period in 2014. The increase was due to an increase in the average net asset value of the Partnership during the nine months ended September 30, 2015, relative to the corresponding period in 2014.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2015 decreased $141,581 relative to the corresponding period in 2014. The decrease was due mainly to a decrease in trading volume at the Master Fund, relative to the corresponding period in 2014.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the nine months ended September 30, 2015 increased $61,431 relative to the corresponding period in 2014. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the nine months ended September 30, 2015, relative to the corresponding period in 2014.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2015 decreased $8,468 relative to the corresponding period in 2014. The decrease was due mainly to a decrease in the administrative expenses at the Master Fund during the nine months ended September 30, 2015, relative to the corresponding period in 2014.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2015 increased $59,159 relative to the corresponding period in 2014. This increase was due primarily to an increase in U.S. Treasury coupon interest during the nine months ended September 30, 2015 relative to the corresponding period in 2014, and partially due to an increase in average net assets over the same period.

For the nine months ended September 30, 2015, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized gains of $7,762,157 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Management fees of $1,809,490, brokerage commissions of $223,223, selling commissions and platform fees of $1,651,847, administrative and operating expenses of $464,486, custody fees and other expenses of $16,543 and an accrued profit share to the General Partner of $29,389 were incurred. Interest income of $162,227 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share to the General Partner of $3,729,406.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.84%
Energies	0.00%
Grains	(1.07)%
Interest rates	4.66%
Livestock	0.33%
Metals	1.86%
Softs	0.18%
Stock indices	(0.05)%
Trading gain	6.75%

MANAGEMENT DISCUSSION – 2015

Three months ended September 30, 2015

At the end of a quarter of extraordinary volatility in both financial and commodity markets, The Partnership posted a gain due to profits from long interest rate futures positions, short energy and metal future positions and, long dollar foreign exchange forward positions. On the other hand, trading of stock index futures was unprofitable, as was, to a lesser extent, trading of agricultural commodity futures.

Futile attempts by Chinese officials to stem a sharp equity selloff, two official rate cuts by the People’s Bank of China (the “PBOC”), and a surprise devaluation of the Chinese yuan, coupled with weak economic data, raised questions about how China’s leadership was addressing its economic slowdown. Also during the quarter, the vacillating prospects for a Federal Reserve interest rate increase were answered in a somewhat surprising way in September when the Federal Reserve failed to raise official rates. The decision not to change rates, even as U.S. growth and employment data remained strong, led the markets to conclude that U.S. policymakers think the rising U.S. dollar, increased market volatility and slowing growth in emerging economies could derail global economic activity, and they did not want to exacerbate that threat with a rate increase. Actual and upcoming elections in Greece, Portugal, Spain, Turkey, Argentina, Singapore, Canada and Australia, and heightened political uncertainties elsewhere—Brazil, Russia, Malaysia, Thailand and the Middle East—only added to investor skittishness.

Against this background and with inflation generally subdued globally, demand for government securities, augmented by some safe haven buying, was strong. Consequently, long positions in U.S., Canadian, German, French, Italian, British and Japanese note and bond futures were profitable. Long positions in U.S. and British short-term interest rate futures were profitable also. Official rate reductions by several central banks including those of China (twice), New Zealand (twice), Canada, Taiwan, Norway, Sweden, India and Hungary added to the downward pressure on interest rates. A September comment from ECB President Draghi that “…more ease is possible…” also supported government securities purchases.

Lowered global growth projections from the IMF, World Bank, OECD, WTO and Asian Development Bank cemented the outlook for low energy demand amid continuing oversupply. Consequently, energy prices declined and short positions in crude oil, crude oil products, and natural gas were profitable. This occurred despite an abrupt—though temporary 25% oil price spike on the final three trading days of August, amid signs that U.S. production during the first half of 2015 had fallen more than previously reported, and that OPEC might be willing to alter its current production stance. This was the largest three day gain in the price of oil in 25 years.

Prices of industrial metals fell in the July-September period. Short positions in copper, aluminum, nickel, zinc and platinum were profitable. Abundant supplies and inventories of metals brought on by the expansion of productive capacity over the past 10-20 years have combined with sluggish demand—especially from China— and a stronger U.S. dollar to depress prices. Trading of gold and silver were marginally unprofitable.

In the wake of the difficult economic and political situations in Asia and emerging markets, long U.S. dollar positions versus the currencies of Brazil, Chile, Colombia, Mexico, Korea, Canada, New Zealand, Russia, and Turkey were profitable. On the other hand, as risk was unwound, the euro, which had been used as funding vehicle due to its low interest rate, advanced faster than the U.S. dollar and a long U.S. dollar position versus the euro was unprofitable. Trading the U.S. dollar against the currencies of India, Australia, the U.K., Switzerland, the Czech Republic and Poland was unprofitable. After the Federal Reserve failed to raise interest rates, the U.S. dollar fell back somewhat, earlier profits were reduced and positions were cut back. Short Australian dollar trades versus a number of other currencies added fractionally to profits.

In this environment, investors sold equities aggressively and volatility spiked higher, especially in August and September. Long positions in Japanese, Hong Kong, Chinese and U.S. equity futures were unprofitable, and positions were reduced or reversed. Short positions in Korean and Singaporean indices, and trading of Dutch and German stock futures were profitable, reducing the sector’s overall loss. In addition, these overall losses were reduced somewhat when equity prices rallied on the last day of September quarter.

Turning to agricultural commodities, trading of corn, wheat, soybeans and soybean meal; a long cotton position and a short crude palm oil trade; and a short hog position were unprofitable. On the other hand, long soybean oil, KC wheat, sugar and cocoa positions; and short coffee and cattle trades provided partially offsetting gains.

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

Periods ended September 30, 2014

Total
Partners'
Capital of the
Month Ending:	Partnership
September 30, 2014	$115,788,430
June 30, 2014	114,129,379
December 31, 2013	134,225,312

	Three Months	Nine months
Change in Partners' Capital	$1,659,051	$(18,436,882)
Percent Change	1.45%	(13.74)%

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at September 30, 2015 and December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On July 1, 2015, August 1, 2015, and September 1, 2015 the Partnership sold Interests to new and existing limited partners of $229,000, $620,000, and $261,226 respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended September 30, 2015.

	Series A		Series B		Series C
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
July 31, 2015	(2,188.7880)	$1,005.22	-	$1,106.47	-	$1,123.41
August 31, 2015	(887.7590)	971.30	(41.2360)	1,072.97	-	1,089.63
September 30, 2015	(1,198.3935)	1,004.38	(114.2470)	1,108.29	(145.6820)	1,125.73

Total	(4,274.9405)		(155.4830)		(145.6820)

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

Date: November 13, 2015

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)

