Form 10-K
period 2015-12-31
Millburn Multi-Markets Fund L.P.
filed 2016-03-29
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2015

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2015 and 2014 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2015, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)    General development of business

Millburn Multi-Markets Fund L.P.  (the “Partnership”) is a limited partnership organized September 8, 2008 under the Delaware Revised Uniform Limited Partnership Act.  The Partnership commenced operations on August 1, 2009.  The Partnership is required, pursuant to its Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), to invest all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”), a Delaware limited partnership that began trading on October 20, 2004.  The Partnership is one of a number of investors in the Master Fund.  As of December 31, 2015, the Partnership’s partnership percentage in the Master Fund was approximately 72.71% of total partners’ capital of the Master Fund.  The general partner and trading advisor of the Partnership and the Master Fund is Millburn Ridgefield Corporation, a Delaware corporation operating in Greenwich, Connecticut (the “General Partner”).

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

As of December 31, 2015, the aggregate net asset value of the Partnership was $122,195,232 and the aggregate net asset value of the Master Fund was $168,047,215. The net asset value of a Series A Unit originally sold for $1,000.00 as of August 1, 2009 was $1,018.85 as of December 31, 2015.  The net asset value of a Series B Unit originally sold for $1,000.00 as of August 1, 2009 was $1,125.05 as of December 31, 2015.  The net asset value of a Series C Unit originally sold for $1,000.00 as of August 1, 2009 was $1,143.22 as of December 31, 2015.  In each case, these are based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from August 1, 2009 to December 31, 2015.

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

(c)    Narrative description of business

The Partnership, through the Master Fund, engages in the speculative trading of futures, forward and spot contracts and may trade options thereon as well as swap contracts.  The Master Fund’s sole trading advisor is the General Partner.  The Master Fund trades in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market.  The General Partner makes its systematically-based trading decisions pursuant to its investment and trading methods, which may include technical trend analysis, certain non-traditional technical systems (i.e., systems falling outside of traditional technical trend analysis), and money management principles, each of which may be revised from time to time.  The objective of the General Partner’s investment and trading methods is to consider multiple data inputs, or “factors,” in order to arrive at relatively near-term return forecasts for each traded instrument and take appropriate risk-managed positions.  These factors include price data, but also a range of price derivative and non-price data. The General Partner’s approach employs models that analyze data inputs over a time spectrum from several minutes to multiple years. A majority of trades generated by quantitative models may be unprofitable.  Their objective is to make fewer but larger profits, more than offsetting possibly more numerous but smaller losses.  Consequently, during periods in which market behavior differs significantly from that analyzed to build the models, substantial losses are possible, and even likely.

The General Partner is engaged in an ongoing research effort to improve its investment and trading methods and to apply its quantitative analytic expertise to new financial products.

Successful systematic futures and forward trading depends on several elements. Two of the main factors are the development and selection of the trading systems used in each market and the allocation of portfolio risk among the markets available for trading.

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

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash, futures, forwards or option markets-generated data or government- and industry-generated statistical information); and the objective of the system (profiting from momentum, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the General Partner’s objective is to have several approaches and several data inputs operating in conjunction with one another. Since the early 1980s, the General Partner has used multiple systems for each market.

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

Risk is a function of both price level and price volatility.  For example, for any given level of volatility, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel. Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range. The General Partner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market.  Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market.  In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases. The General Partner’s position-sizing models maintain overall portfolio risk and distribution of risk across markets within designated ranges.  The position-sizing model manages the position traded by each of the (directional) trading systems discussed above.

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

The Partnership’s units of limited partnership interest (“Units”) are issued in three series: Series A, Series B and Series C (each, a “Series”).  The sole differences among the Series are the fees applicable to each Series, and the “series” designation is an administrative, not a legal, distinction.  All Partnership fees and expenses, including those described below, are borne by the Partnership and are paid on behalf of, and allocated to, the Partnership at the Master Fund level.  All such fees and expenses paid at the Master Fund level are borne indirectly by limited partners as investors in the Partnership, but only to the extent those fees and expenses are properly allocable to such limited partners, pro rata on a Series-by-Series basis, as described herein.

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

In connection with the Master Fund’s futures trading, the Master Fund currently executes and clears transactions through SG Americas Securities, LLC (“SG Americas”) and Deutsche Bank Securities Inc. (“Deutsche Bank”), each a registered futures commission merchant, but may use other futures commission merchants or cease using any particular futures commission merchant at any time in the General Partner’s discretion.  The Master Fund also currently engages in currency forward trading with Deutsche Bank AG, which serves as the Master Fund’s prime broker for such transactions, but may utilize the services of additional prime brokers or engage in such trading with other banks and dealers as well. At this time, the Master Fund clears its currency forward trades with Deutsche Bank AG and Morgan Stanley & Co. LLC.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of CTAs, CPOs, “futures commission merchants,” “introducing brokers,” “swap dealers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires CPOs and CTAs, such as the General Partner, and commodity brokers or futures commission merchants and swap dealers, such as SG Americas, Deutsche Bank, Deutsche Bank AG and Morgan Stanley to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a CPO or a CTA were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership. Should the General Partner’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In October 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural commodity derivatives, futures and options contracts and their economically equivalent swap contracts. On September 28, 2012, the U.S. District Court for the District of Columbia vacated these rules. In November 2013, however, the CFTC proposed substantially similar rules to its prior position limits regime. This new set of speculative position limit rules is not yet finalized (or effective). All accounts controlled by the General Partner are combined for speculative position limit purposes. The General Partner could be required to liquidate positions it holds on behalf of the Master Fund in order to comply with the new position limits regime. Any such liquidation or limited implementation could result in substantial costs to the Partnership. It is as yet unclear whether the rules will have an adverse effect on the Partnership.

In response to the financial crises of 2008-2009, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010. The Reform Act includes provisions that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time. The Reform Act will ultimately mandate that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses. The mandates imposed by the Reform Act may result in the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees, with respect to the Partnership’s trading currently undertaken in the OTC markets.

The Partnership may also trade forward contracts in the inter-bank currency market. Such forward contracts are not currently traded on exchanges; rather, banks and dealers act as principals in these markets. As a result of the Reform Act, the CFTC now regulates non-deliverable forwards (including many deliverable forwards where the parties do not take delivery), although currency forward contracts are generally not otherwise subject to regulation by any other U.S. government agency. Changes in the forward markets may entail increased costs and result in burdensome reporting requirements. There is currently no limitation on the daily price movements of forward contracts. Principals in the forward markets have no obligation to continue to make markets in the forward contracts traded. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the General Partner would otherwise recommend, to the possible detriment of the Master Fund.

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

(b)    Holders

As of December 31, 2015, there were 1,249 holders of Series A Units, 146 holders of Series B Units and 36 holders of Series C Units.

(c)    Dividends

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to the Partners. No distributions have been made on the Units, and none are contemplated.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Units are sold on a monthly basis through the General Partner and selling agents retained by the General Partner to act as its agents. Units were initially issued at $1,000 per Unit and thereafter at net asset value. Between October 1, 2015 and December 31, 2015, the Partnership issued Units at monthly closings, as set forth in the following charts, to both new limited partners as well as to existing limited partners making additional investments. There were no Series C Units issued during the period October 1, 2015 through December 31, 2015.

Month	Number of Series A Units Sold	Dollar Amount of Series A Units Sold

October 1, 2015	912.9898	$917,000
November 1, 2015	939.6440	$914,000
December 1, 2015	148.0130	$150,000

Total	2,000.6468	$1,981,000

	Number of	Dollar Amount
	Series B Units	of Series B
Month	Sold	Units Sold

November 1, 2015	46.3956	$50,000

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

The following table summarizes limited partner redemptions of Series A, Series B and Series C Units during the fourth calendar quarter of 2015:

Series A Units

		Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2015	746.8655	$972.71
November 30, 2015	1,382.4780	1,013.42
December 31, 2015	765.5180	1,018.85

Total	2,894.8615

Series B Units

		Redemption Date
Month	Units Redeemed	NAV per Unit

November 30, 2015	18.9701	1,118.89

Series C Units

		Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2015	58.7620	$1,094.76
November 30, 2015	63.6120	1,136.86
December 31, 2015	196.3230	1,143.22

Total	318.6970

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2015, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

8

2015

During 2015, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $10,894,649 from trading operations (including foreign exchange transactions and translations). Management fees of $2,406,417, brokerage commissions of $300,410, selling commissions and platform fees of $2,196,227, administrative and operating expenses of $706,957 and custody fees of $22,150 were paid or accrued. Of these expenses, $94,023 was borne by the General Partner. The Master Fund allocated $71,934 in Profit Share to the General Partner in respect of the Partnership. Interest income of $258,158 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share to the General Partner of $5,542,735.

For the year ended December 31, 2015, the Master Fund achieved net realized and unrealized gains of $14,895,007 from trading operations (including foreign exchange transactions and translations).  Management fees of $2,646,789, brokerage commissions of $409,775, selling commissions and platform fees of $2,210,705, administrative and operating expenses of $874,155 and custody fees of $30,234 were paid or accrued.  Of these expenses, $151,294 were borne by the General Partner or an affiliate.  The Master Fund allocated $142,549 in Profit Share to the General Partner.  Interest income of $352,450 partially offset the Master Fund expenses resulting in net income after profit share to the General Partner of $9,084,544.

An analysis of the Master Fund’s trading gain (loss) by sector for the year ended December 31, 2015 is as follows:

Sector	% Gain (Loss)
Currencies	0.23%
Energies	4.90%
Grains	(1.06)%
Interest rates	3.04%
Livestock	0.18%
Metals	2.57%
Softs	0.23%
Stock indices	(0.47)%

Total	9.62%

The Partnership, through its investment in the Master Fund, was profitable for the year largely due to gains from long interest rate futures positions, and short energy and metal future trades. Currency trading was fractionally profitable as gains from trading the U.S. dollar slightly outweighed the losses from non-dollar cross rate trading. Trading of stock index and agricultural commodity futures were unprofitable.

Vacillating growth, inflation, monetary policy and political prospects worldwide led to volatile trading conditions in most markets throughout 2015. Uneven growth against the background of stubborn, below target price and wage inflation in the U.S. produced on again-off again Federal Reserve rate hike discussions that were only resolved in December. The ECB’s QE program—started in the first quarter—seemed to put a floor under European growth, although the recovery has been sluggish and targeted inflation remains a distant hope. China’s policy makers continued to struggle with the transition away from export and manufacturing led growth to expansion driven by consumption and domestic demand; and from controlled to market based equity, foreign exchange and fixed income prices. Hence, even as the PBOC instituted numerous easing actions—including 6 official interest rate cuts in the past year—growth continued to ratchet lower. Finally, in Japan both growth and inflation continue to straddle the zero line. These large country problems spilled into smaller developed countries and into emerging markets as shrinking global trade hurt growth and as capital outflows pressured exchange rates and commodity producers. Throughout the year, markets were unsettled periodically by elections, politicking and political corruption that threatened the prevailing political structures in countries such as: Europe [Greece, Turkey, Spain, Portugal, France, U.K., and Poland], South America [Brazil, Argentina, and Venezuela], South Africa, Asia [China, Malaysia, Thailand, Indonesia, Taiwan, Singapore, and Australia], Canada and the U.S. Moreover, markets participants had to price in geopolitical ructions and terrorism that involved Syria, Iran, Iraq, Saudi Arabia, Yemen, Russia, Turkey, Ukraine, France and the U.S.

Although energy prices were supported during the first half of 2015 by some apparent stabilization of the worldwide growth outlook amid aggressive easing of monetary policy from the ECB, PBOC and Bank of Japan, energy prices plunged again during the July-December period. The unrelenting production emanating especially from Saudi Arabia, Russia, the U.S., Iraq, and prospectively from Iran, and historically high inventories drove crude prices to 11 year lows. U.S. natural gas prices plunged to 17 year lows in response to ample supplies and to especially warm Fall and Winter weather. As a result, short positions in Brent crude, WTI crude, heating oil and London gas oil and natural gas were highly profitable.

Industrial metals prices followed a similar path to energy prices, stabilizing or rising early in the year before falling sharply thereafter. A lack of growth acceleration in the developed world; the persistent slowdown in China’s manufacturing and real estate sectors; and constrained growth in emerging markets, especially weighed down by the Russian and Brazilian recessions, crimped demand for metals. Also, supplies of industrial metals were abundant, although there were some successful efforts by International companies and China to close some mines and reduce production that did restrain the price declines. Short positions in copper, aluminum, nickel, zinc and palladium were profitable. Trading of silver was profitable as well.

Long positions in U.S. note, bond and short term interest rate futures were profitable, especially early in the year when growth disappointed and the Fed dragged its feet on raising official rates, and again during late summer when Chinese stocks collapsed and the Fed delayed once more. At other times, particularly in the fourth quarter when the Fed finally did raise official rates, long positions were unprofitable and the gains for 2015 were reduced. A long position in Canadian bonds was profitable as the energy collapse and lack of inflation underpinned demand. Long positions in Japanese bonds and British note and short-rate futures were fractionally profitable as well. For much of the year, long positions in Continental—German, French and Italian—interest rate futures were profitable as the ECB’s implementation of QE spurred demand. However, interest rates, after reaching extraordinarily low levels, spiked higher in late Spring amid signs that growth was accelerating and that the Greek crisis was deteriorating, leading to losses on long positions. Again in December, after the ECB’s extension of QE was viewed by market participants as inadequate, interest rates spiked higher, bringing losses. Overall, therefore, trading of Continental interest rate futures was only slightly profitable for 2015.

Against an uncertain economic and political background, trading of equity futures produced a fractional loss overall and was volatile throughout the year, especially during the Chinese stock collapse in June through August. Long positions in U.S. and Canadian stock index futures, and trading of Korean, Japanese, Taiwanese and South African equity futures registered losses. On the other hand, long positions in European equity futures were profitable in the wake of the ECB’s QE program. Also, long positions in Chinese and Hong Kong futures were profitable in the first half of the year, while short trades showed gains in the second half. A short vix position was profitable too.

The U.S. dollar, which was buffeted by a multitude of economic and political concerns, strengthened during the year although the path was uneven. Long dollar positions versus the euro and yen were profitable as the ECB introduced QE in the first quarter and as the Bank of Japan added to its accommodation. Later in the year, as emerging economies and commodity producing countries came under pressure, long dollar trades against the currencies of Canada, Russia, Mexico, Brazil, Colombia, Turkey and New Zealand generated gains. On the other hand, a long dollar/short Swiss franc trade sustained a large loss when the Swiss National Bank unexpectedly ended the franc’s peg to the euro and the franc soared by 15% on January 15. Trading the dollar against the currencies of Australia, Chile, Korea, India, Poland, the Czech Republic, Sweden and South Africa also produced losses. Finally, non-dollar cross rate trading was unprofitable largely due to trading the euro against a variety of currencies.

Trading of agricultural commodities was fractionally unprofitable. Trading of corn and wheat produced losses, especially during June and July when prices, after having drifted lower under the weight of large inventories and solid crop reports, spiked higher on spurious reports that China was aggressively buying grains and on a revised USDA forecast suggesting a less favorable crop outlook. Prices subsequently receded but positions had swung from short to long and losses were sustained on both sides. Trading of cotton and crude palm oil were each fractionally unprofitable. A short coffee trade was profitable as large supplies weighed on prices and a long sugar trade produced a gain late in the year, as did short livestock trades.

2014

During 2014, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $21,802,910 from trading operations (including foreign exchange transactions and translations). Management fees of $2,344,823, brokerage commissions of $460,073, selling commissions and platform fees of $2,124,522, administrative and operating expenses of $657,424 and custody fees of $28,159 were paid or accrued. Of these expenses, $42,717 was borne by the General Partner. The Master Fund allocated $0 in Profit Share to the General Partner in respect of the Partnership. Interest income of $134,440 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share to the General Partner of $16,365,066.

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

The environment for trading these markets was favorable due to the differential growth, inflation and policy paths that were followed by the world’s major economies and central banks—Federal Reserve, ECB, Bank of Japan, People’s Bank of China, and Bank of England. Furthermore, within most major regions of the world — such as North America, Latin and South America, Europe, and non-Japan Asia — there were also varying trajectories for growth, inflation and policy among the constituent countries. While the worldwide growth outlook at the start of 2014 was optimistic, the results were somewhat disappointing due to several events including: the Russian incursions in Crimea and the Ukraine and subsequent sanctions that dented European growth; the collapse of oil and industrial commodity prices that weakened growth in commodity producing nations; and the greater than expected slowdown in China. Then, on the inflation front, an anticipated acceleration never materialized as prices for oil, industrial commodities and many foodstuffs fell sharply. Moreover, wages and core prices failed to accelerate even where growth remained solid, i.e., the U.S. and U.K. The mosaic for the trading environment was also influenced by numerous political and social events during 2014 such as: the coup in Thailand, Modi’s election in India, Jokowi’s victory in Indonesia, the Erdogan election in Turkey, Abe’s re-election in Japan, the Republican Congressional win in the U.S., the Scottish independence vote, the Hong Kong democracy protests and the liberalization of Shanghai equity markets. Finally, the persistent and escalating turmoil in the Middle East encompassing ISIL, Syria, Iran, Iraq and Libya and the terrorism it spawns shadowed market events throughout the year.

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

Contractual Obligations

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business, through its investment in the Master Fund, is trading futures and forward currency and spot contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities.   The Partnership’s Financial Statements, included as Exhibit 13.1 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Master Fund’s open future and forward currency contracts, both long and short, at December 31, 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.    Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2015 and 2014, as required by this item, is included as Exhibit 13.1 to this report.  Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on its assessment, management has concluded that, as of December 31, 2015, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The principals and senior officers of the General Partner as of December 31, 2015 are as follows:

Harvey Beker, age 62. Mr. Beker is Co-Chairman of the General Partner, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its affiliates, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. Additionally, he became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective February 8, 1984, May 23, 1989 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) since each entity’s inception.

Gregg R. Buckbinder, age 57. Mr. Buckbinder is President and Chief Operating Officer of the General Partner and The Millburn Corporation and also serves as Chief Financial Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, and has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation, effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest, effective February 28, 2001 until February 25, 2007.

George E. Crapple, age 71. Mr. Crapple is Co-Chairman of the General Partner and serves as a member of the General Partner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin LLP, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the General Partner in June 1976 and joined the General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011 and his position as Co-Chief Executive Officer of the General Partner as of November 1, 2015. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the hedge fund industry group, the Managed Funds Association (the “MFA”), a former member of the Global Markets Advisory Committee of the CFTC and a former member of the board of directors of the Futures Industry Association. Mr. Crapple has also served as the Co-Chairman of each entity in Millburn International Group since inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007

Steven M. Felsenthal, age 46. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner and The Millburn Corporation. Prior to joining the General Partner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 - January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 - September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an L.L.M. degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a former member of the Steering Committee of the MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of the MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of the MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Board of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 68. Mr. Fitzsimmons is a Senior Vice-President of the General Partner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities mainly involve business development. He joined the General Partner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 until December 31, 2011 and October 12, 1992 until December 31, 2011, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 58. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice-President of the General Partner and The Millburn Corporation until November 1, 2015. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E.F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He also became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995, April 5, 1989 and March 8, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 64. Mr. Smith is Co-Chief Executive Officer and Director of Research of the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time. Mr. Smith served as the Executive Vice-President of the General Partner and The Millburn Corporation until November 1, 2015 and has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. He became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995, May 21, 1992, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Michael W. Carter, age 46. Mr. Carter is a Vice President, Director of Operations of The Millburn Corporation and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Prior to his promotion to Director of Operations in January 2011 and Principal Accounting Officer effective May 2014, Mr. Carter held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner and The Millburn Corporation effective April 22, 2014 and July 1, 2014, respectively.

 None of the individuals listed above currently serves as a director of a public company.

(c)   Identification of Certain Significant Employees

None.

(d)    Family Relationships

None.

(e)    Business Experience

See Item 10 (a, b) above.

(f)    Involvement in Certain Legal Proceedings

None.

(g)   Code of Ethics

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

(h)    Audit Committee Financial Expert

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

(b)    Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership is required to invest all its assets in the Master Fund. The General Partner has discretionary authority over the Master Fund’s trading. As of December 31, 2015, the General Partner’s interest was valued at $3,041,602, which constituted 2.49% of the Partnership’s capital as of December 31, 2015.

As of December 31, 2015, no directors or executive officers of the General Partner beneficially owned Units in the Partnership.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11.   Executive Compensation ” and “Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid to the General Partner $2,406,417 in management fees, $84,298 in administration fees and $71,934 in profit share for the year ended December 31, 2015.  The General Partner’s capital interest was allocated net income of $267,805 for the year ended December 31, 2015. The Partnership paid to the General Partner $2,344,823 in management fees, $90,704 in administration fees and $0 in profit share for the year ended December 31, 2014.  The General Partner’s capital interest was allocated net income of $500,882 for the year ended December 31, 2014.

Item 14.    Principal Accountant Fees and Services

(1)          Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2015 and 2014 were approximately $99,000 and $85,000, respectively.

(2)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(3)          All Other Fees

There were no other fees for the years ended December 31, 2015 and 2014.

(4)          Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2015 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.1.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.1	2015 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

100.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2016.

MILLBURN MULTI-MARKETS FUND L.P.

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chairman	March 29, 2016
Harvey Beker	(Director)

/s/ George E. Crapple	Co-Chairman	March 29, 2016
George E. Crapple	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 29, 2016
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 29, 2016
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Financial Officer	March 29, 2016
Gregg Buckbinder	(Principal Financial Officer)

/s/ Michael W. Carter	Vice President	March 29, 2016
Michael W. Carter	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.1	2015 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

100.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

