Form 10-Q
period 2016-03-31
Millburn Multi-Markets Fund L.P.
filed 2016-05-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2016

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

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At March 31, 2016 and December 31, 2015 (unaudited)

(b) For the three months ended March 31, 2016 and 2015 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$131,426,378	$122,195,202
Due from the Master Fund	634,331	1,304,389
Cash	1,993,684	52,684

Total assets	$134,054,393	$123,552,275

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$1,991,000	$50,000
Capital withdrawal payable to Limited Partners	634,331	1,004,389
Capital withdrawal payable to General Partner	-	300,000
Due to the Master Fund	2,657	2,654

Total liabilities	2,627,988	1,357,043

PARTNERS’ CAPITAL:
General Partner	3,354,512	3,041,602

Limited partners:
Series A (105,923.3253 and 106,145.4501 units outstanding)	116,259,287	108,146,251
Series B (7,449.1566 and 7,449.1566 units outstanding)	9,028,889	8,380,703
Series C (2,258.9231 and 2,297.6071 units outstanding)	2,783,717	2,626,676

Total limited partners	128,071,893	119,153,630

Total partners’ capital	131,426,405	122,195,232

TOTAL	$134,054,393	$123,552,275

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,097.58	$1,018.85
Series B	$1,212.07	$1,125.05
Series C	$1,232.32	$1,143.22

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2016	March 31, 2015
NET INVESTMENT LOSS

INVESTMENT INCOME — Interest income (allocated from the Master Fund)	$96,679	$34,201

EXPENSES:
Management fees	647,381	607,707
Brokerage commissions (allocated from the Master Fund)	92,975	82,077
Selling commissions and platform fees	587,436	555,984
Administrative and operating expenses	166,052	155,975
Custody fees (allocated from the Master Fund)	5,520	5,444

Total expenses	1,499,364	1,407,187

NET INVESTMENT LOSS	(1,402,685)	(1,372,986)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	11,288,293	7,465,841
Foreign exchange translation	(34,760)	(22,360)
Net change in unrealized:
Futures and forward currency contracts	1,249,284	1,438,562
Foreign exchange translation	123,244	(6,515)
Net gains from U.S. Treasury notes:
Net change in unrealized	108,520	20,728

Net realized and unrealized gains allocated from the Master Fund	12,734,581	8,896,256

NET INCOME	11,331,896	7,523,270

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	1,800,842	77,723

NET INCOME AFTER PROFIT SHARE	$9,531,054	$7,445,547

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2016 and 2015

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2015	$3,041,602	$108,146,251	106,145.4501	$8,380,703	7,449.1566	$2,626,676	2,297.6071	$122,195,232

Capital contributions	-	2,233,000	2,063.0533	-	-	-	-	2,233,000
Capital withdrawals	-	(2,485,683)	(2,285.1781)	-	-	(47,198)	(38.6840)	(2,532,881)
Net income before profit share	312,910	9,953,455	-	810,506	-	255,025	-	11,331,896
Profit share		(1,587,736)		(162,320)		(50,786)		(1,800,842)
PARTNERS' CAPITAL — March 31, 2016	$3,354,512	$116,259,287	105,923.3253	$9,028,889	7,449.1566	$2,783,717	2,258.9231	$131,426,405

Net Asset Value per Unit at March 31, 2016			$1,097.58		$1,212.07		$1,232.32

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2014	$3,073,797	$105,099,830	107,745.6394	$7,468,031	7,011.0183	$2,970,822	2,751.2975	$118,612,480

Capital contributions	-	3,386,600	3,435.8394	670,000	618.2131	-	-	4,056,600
Capital withdrawals	-	(1,704,543)	(1,672.3631)	(245,034)	(225.8940)	(28,255)	(25.8060)	(1,977,832)
Net income before profit share	221,377	6,591,877	-	513,421	-	196,595	-	7,523,270
Profit share				(56,591)		(21,132)		(77,723)
PARTNERS' CAPITAL — March 31, 2015	$3,295,174	$113,373,764	109,509.1157	$8,349,827	7,403.3374	$3,118,030	2,725.4915	$128,136,795

Net Asset Value per Unit at March 31, 2015			$1,035.29		$1,127.85		$1,144.02

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2016

The following information presents per unit operating performance data for each series for the three months ended March 31, 2016.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,018.85	$1,125.05	$1,143.22

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(12.39)	(8.41)	(7.80)
Total trading and investing gains (1)	106.05	117.20	119.23

Net income before profit share allocation from Master Fund	93.66	108.79	111.43

Less: profit share allocation from Master Fund (1) (6)	14.93	21.77	22.33

Net income from operations after profit share allocation from Master Fund	78.73	87.02	89.10

NET ASSET VALUE PER UNIT — End of period	$1,097.58	$1,212.07	$1,232.32

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	9.10%	9.54%	9.62%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	1.37	1.81	1.83

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	7.73%	7.73%	7.79%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.85%	3.10%	2.85%
Profit share allocation from Master Fund (2) (6)	1.37	1.81	1.83

Total expenses	6.22%	4.91%	4.68%

Net investment loss (3) (4) (5)	(4.55)%	(2.80)%	(2.55)%

(1)	The net investment loss per unit and profit share allocation from Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2015

The following information presents per unit operating performance data for each series for the three months ended March 31, 2015.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$975.44	$1,065.18	$1,079.79

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(11.76)	(8.05)	(7.46)
Total trading and investing gains (1)	71.61	78.60	79.42

Net income before profit share allocation from Master Fund	59.85	70.55	71.96

Less: Profit share allocation from Master Fund (1) (6)	0.00	7.88	7.73

Net income from operations after profit share allocation from Master Fund	59.85	62.67	64.23

NET ASSET VALUE PER UNIT — End of period	$1,035.29	$1,127.85	$1,144.02

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	6.14%	6.60%	6.64%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.00	0.72	0.69

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	6.14%	5.88%	5.95%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.79%	3.04%	2.79%
Profit share allocation from Master Fund (2) (6)	0.00	0.72	0.69

Total expenses	4.79%	3.76%	3.48%

Net investment loss (3) (4) (5)	(4.68)%	(2.93)%	(2.68)%

(1)	The net investment loss per unit and profit share allocation from Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2	Not Annualized.
(3	Annualized.
(4	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5	Excludes profit share allocation from the Master Fund.
(6	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)

 NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at March 31, 2016 and December 31, 2015 and the results of its operations for the three months ended March 31, 2016 and 2015 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2015 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2015 information has been derived from the audited financial statements as of December 31, 2015.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2012 to 2015, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2015.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2016 and December 31, 2015 was 72.30% and 72.71%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets. The Partnership is allocated its pro-rata portion of the administration fee which is charged at the Master Fund level. As of March 31, 2016 and December 31, 2015, $66,000 and $51,447, respectively, were payable by the Master Fund to the General Partner and are included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At March 31, 2016 and December 31, 2015, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended March 31,
	2016	2015
Series A	106,358.038	109,680.987
Series B	7,449.160	7,184.148
Series C	2,279.958	2,734.349

Millburn Multi-Markets Trading L.P.
Financial statements
For the three months ended March 31, 2016 and 2015 (unaudited)

Statements of Financial Condition (a)	8
Condensed Schedules of Investments (a)	9
Statements of Operations (b)	13
Statements of Changes in Partners' Capital (b)	14
Statements of Financial Highlights (b)	15
Notes to Financial Statements	17

(a) At March 31, 2016 and December 31, 2015 (unaudited)

(b) For the three months ended March 31, 2016 and 2015 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	March 31,	December 31,
	2016	2015
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $26,023,481 and $30,540,808)	$26,026,013	$30,521,416
Net unrealized appreciation on open futures and forward currency contracts	5,442,112	4,044,127
Due from brokers	6,361,091	6,174,878
Cash denominated in foreign currencies (cost $3,105,656 and $4,266,766)	3,204,103	4,195,504

Total equity in trading accounts	41,033,319	44,935,925

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $127,837,383 and $118,488,573)	127,848,414	118,372,238

CASH AND CASH EQUIVALENTS	15,994,665	6,904,511

ACCRUED INTEREST RECEIVABLE	170,149	244,041

DUE FROM MILLBURN MULTI-MARKETS LTD.	1,771	1,770

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	2,657	2,654

TOTAL	$185,050,975	$170,461,139

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$-	$322,688
Capital withdrawal payable to Limited Partners	634,331	1,409,085
Capital withdrawal payable to General Partner	-	142,581
Management fee payable	239,799	221,009
Selling commissions payable	197,797	184,527
Accrued expenses	205,641	116,361
Commissions and other trading fees on open futures contracts	13,628	17,673
Other liabilities	1,981,827	-

Total liabilities	3,273,023	2,413,924

PARTNERS’ CAPITAL	181,777,952	168,047,215

TOTAL	$185,050,975	$170,461,139

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2016

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.04)%	$(65,195)
Grains	0.04	69,011
Interest rates:
2 Year U.S. Treasury Note (573 contracts, settlement date June 2016)	0.21	387,484
5 Year U.S. Treasury Note (302 contracts, settlement date June 2016)	0.16	282,391
10 Year U.S. Treasury Note (207 contracts, settlement date June 2016)	0.13	233,969
30 Year U.S. Treasury Bond (53 contracts, settlement date June 2016)	0.07	128,938
Other interest rates	0.68	1,243,987

Total interest rates	1.25	2,276,769

Livestock	(0.01)	(15,970)
Metals	(0.13)	(236,892)
Softs	0.03	49,223
Stock indices	0.19	347,720

Total long futures contracts	1.33	2,424,666

Short futures contracts:
Energies	(0.04)	(65,477)
Grains	0.07	122,178
Interest rates	(0.02)	(32,466)
Livestock	0.00	6,150
Metals	(0.13)	(239,758)
Softs	(0.05)	(103,406)
Stock indices	0.07	133,365

Total short futures contracts	(0.10)	(179,414)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	1.23	2,245,252

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	3.09	5,618,073
Total short forward currency contracts	(1.33)	(2,421,213)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	1.76	3,196,860

TOTAL	2.99%	$5,442,112

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2016

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$41,750,000	U.S. Treasury notes, 0.375%, 04/30/2016	22.97%	$41,755,708
37,140,000	U.S. Treasury notes, 0.250%, 05/15/2016	20.43	37,140,725
43,140,000	U.S. Treasury notes, 0.625%, 07/15/2016	23.76	43,180,444
31,730,000	U.S. Treasury notes, 0.875%, 09/15/2016	17.49	31,797,550
	Total investments in U.S. Treasury notes (amortized cost $153,860,864)	84.65%	$153,874,427

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2015

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.02)%	$(28,090)
Interest rates	(0.15)	(246,519)
Metals	0.22	362,631
Softs	0.04	61,106
Stock indices	0.29	486,949

Total long futures contracts	0.38	636,077

Short futures contracts:
Energies	0.75	1,268,803
Grains	0.28	478,333
Interest rates	(0.00)	(925)
Livestock	(0.06)	(104,550)
Metals	0.07	119,525
Softs	(0.06)	(109,099)
Stock indices	0.04	67,778

Total short futures contracts	1.02	1,719,865

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	1.40	2,355,942

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.52)	(867,640)
Total short forward currency contracts	1.33	2,233,137

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.81	1,365,497

TOTAL	2.21%	$3,721,439

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2015

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$41,750,000	U.S. Treasury notes, 0.375%, 04/30/2016	24.84%	$41,746,738
32,240,000	U.S. Treasury notes, 0.250%, 05/15/2016	19.17	32,221,739
43,140,000	U.S. Treasury notes, 0.625%, 07/15/2016	25.68	43,151,796
31,730,000	U.S. Treasury notes, 0.875%, 09/15/2016	18.91	31,773,381
	Total investments in U.S. Treasury notes (amortized cost $149,029,381)	88.60%	$148,893,654

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2016	2015
INVESTMENT INCOME — Interest income	$133,012	$46,557

EXPENSES:
Brokerage fees	127,920	110,919
Management fees	711,509	668,512
Selling commissions and platform fees	590,847	559,636
Administrative and operating expenses	197,255	185,299
Custody fees	7,599	7,146
Total expenses	1,635,130	1,531,512

NET INVESTMENT LOSS	(1,502,118)	(1,484,955)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	15,522,743	10,165,122
Foreign exchange translation	(47,852)	(168,631)
Net change in unrealized:
Futures and forward currency contracts	1,720,673	1,951,504
Foreign exchange translation	169,709	129,256
Net gains (losses) from U.S. Treasury notes
Net change in unrealized	149,290	26,245
Total net realized and unrealized gains	17,514,563	12,103,496

NET INCOME	16,012,445	10,618,541
LESS PROFIT SHARE TO GENERAL PARTNER	2,002,388	149,160
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$14,010,057	$10,469,381

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2016:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2016	$167,109,009	$-	$938,206	$168,047,215
Contributions	2,233,000	20,561	-	2,253,561
Withdrawals	(2,532,881)	-	-	(2,532,881)
Net income before profit share	15,914,989	290	97,166	16,012,445
General Partner's allocation - profit share	(2,002,388)	-		(2,002,388)
PARTNERS' CAPITAL- March 31, 2016	$180,721,729	$20,851	$1,035,372	$181,777,952

For the three months ended March 31, 2015:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2015	$161,250,243	$-	$860,838	$162,111,081
Contributions	4,056,600	-	-	4,056,600
Withdrawals	(1,977,814)	-	-	(1,977,814)
Net income before profit share	10,555,965	-	62,576	10,618,541
General Partner's allocation - profit share	(149,160)	-	-	(149,160)
PARTNERS' CAPITAL- March 31, 2015	$173,735,834	$-	$923,414	$174,659,248

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31	March 31
	2016	2015

Total return before General Partner profit share allocation (3)	9.68%	6.72%
Less: General Partner profit share allocation (3)	1.84	0.54

Total return after General Partner profit share allocation (3)	7.84%	6.18%

Ratios to average net asset value:
Expenses (1) (4)	2.56%	2.48%
General Partner profit share allocation (3)	1.84	0.54

Total expenses (1)	4.40%	3.02%

Net investment loss (1) (2) (4)	(2.24)%	(2.36)%

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

(3) Not Annualized.

(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended
	March 31	March 31
	2016	2015

Total return before General Partner profit share allocation (3)	9.44%	6.44%
Less: General Partner profit share allocation (3)	1.11	0.09

Total return after General Partner profit share allocation (3)	8.33%	6.35%

Ratios to average net asset value:
Expenses (1) (4)	3.64%	3.60%
General Partner profit share allocation (3)	1.11	0.09

Total expenses (1)	4.75%	3.69%

Net investment loss (1) (2) (4)	(3.36)%	(3.48)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the proportionate share of expenses of the U.S. Feeder and the Cayman Feeder for the three months ending March 31, 2016 and 2015.

(2) Excludes General Partner profit share allocation and includes interest income.

(3) Not Annualized.

(4) Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership, and Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2016 (unaudited) and December 31, 2015 and the results of its operations for the three months ended March 31, 2016 and 2015 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2015 included in Millburn Multi-Markets Fund L.P. (the “Partnership”) annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2015 information has been derived from the audited financial statements as of December 31, 2015.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2012 to 2015, the General Partner has determined that no reserves for uncertain tax positions were required.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At March 31, 2016 and December 31, 2015, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	March 31,	December 31,
	2016	2015
Partnership	72.30%	72.71%
Cayman Feeder	5.55%	5.57%

Total	77.85%	78.28%

The capital withdrawals payable at March 31, 2016 and December 31, 2015 were $634,331 and $1,551,666, respectively, as detailed below.

	March 31,	December 31,
	2016	2015
Direct investors (1)	$-	$142,581
Partnership	634,331	1,304,389
Cayman Feeder	-	104,696

Total	$634,331	$1,551,666

(1) Includes General Partner’s profit share of $142,581 at December 31, 2015.

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

Investment Company Status: The Partnership adopted Accounting Standard Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

During the three months ended March 31, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of March 31, 2016 and December 31, 2015 in valuing the Master Fund’s investments at fair value. At March 31, 2016 and December 31, 2015, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2016

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$153,874,427	$-	$153,874,427

Exchange-traded futures contracts
Energies	(130,672)	-	(130,672)
Grains	191,189	-	191,189
Interest rates	2,244,303	-	2,244,303
Livestock	(9,820)	-	(9,820)
Metals	(476,650)	-	(476,650)
Softs	(54,183)	-	(54,183)
Stock indices	481,085	-	481,085

Total exchange-traded futures contracts	2,245,252	-	2,245,252

Over-the-counter forward currency contracts	-	3,196,860	3,196,860

Total futures and forward currency contracts (2)	2,245,252	3,196,860	5,442,112

Total financial assets and liabilities at fair value	$156,119,679	$3,196,860	$159,316,539

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$26,026,013
Investments in U.S. Treasury notes held in custody			127,848,414
Total investments in U.S. Treasury notes			$153,874,427

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,442,112
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$5,442,112

Financial assets and liabilities at fair value as of December 31, 2015

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$148,893,654	$-	$148,893,654

Exchange-traded futures contracts
Energies	1,240,713	-	1,240,713
Grains	478,333	-	478,333
Interest rates	(247,444)	-	(247,444)
Livestock	(104,550)	-	(104,550)
Metals	482,156	-	482,156
Softs	(47,993)	-	(47,993)
Stock indices	554,727	-	554,727

Total exchange-traded futures contracts	2,355,942	-	2,355,942

Over-the-counter forward currency contracts	-	1,365,497	1,365,497

Total futures and forward currency contracts (2)	2,355,942	1,365,497	3,721,439

Total financial assets and liabilities at fair value	$151,249,596	$1,365,497	$152,615,093

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$30,521,416
Investments in U.S. Treasury notes held in custody			118,372,238
Total investments in U.S. Treasury notes			$148,893,654

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,044,127
Net unrealized depreciation on open futures and forward currency contracts			(322,688)
Total net unrealized appreciation on open futures and forward currency contracts			$3,721,439

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at March 31, 2016 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2016 and December 31, 2015. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2016

					Net
					Unrealized
					Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$17,685	$(82,880)	$40,060	$(105,537)	$(130,672)
Grains	70,742	(1,731)	249,363	(127,185)	191,189
Interest rates	2,434,657	(157,888)	17,107	(49,573)	2,244,303
Livestock	-	(15,970)	8,470	(2,320)	(9,820)
Metals	166,075	(402,967)	231,875	(471,633)	(476,650)
Softs	96,422	(47,199)	9,859	(113,265)	(54,183)
Stock indices	561,183	(213,463)	222,181	(88,816)	481,085
Total futures contracts	3,346,764	(922,098)	778,915	(958,329)	2,245,252

Forward currency contracts	5,728,961	(110,888)	297,354	(2,718,567)	3,196,860

Total futures and forward currency contracts	$9,075,725	$(1,032,986)	$1,076,269	$(3,676,896)	$5,442,112

Fair value of futures and forward currency contracts at December 31, 2015

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$10,310	$(38,400)	$1,633,223	$(364,420)	$1,240,713
Grains	-	-	487,520	(9,187)	478,333
Interest rates	814,802	(1,061,321)	-	(925)	(247,444)
Livestock	-	-	-	(104,550)	(104,550)
Metals	407,419	(44,788)	543,624	(424,099)	482,156
Softs	171,009	(109,903)	100	(109,199)	(47,993)
Stock indices	708,220	(221,271)	94,368	(26,590)	554,727
Total futures contracts	2,111,760	(1,475,683)	2,758,835	(1,038,970)	2,355,942

Forward currency contracts	596,972	(1,464,612)	3,130,304	(897,167)	1,365,497

Total futures and forward currency contracts	$2,708,732	$(2,940,295)	$5,889,139	$(1,936,137)	$3,721,439

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2016 and 2015 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2016 and 2015

	Three months	Three months
	ended:	ended:
	March 31,	March 31,
Sector	2016	2015
Futures contracts:
Energies	$1,011,721	$46,732
Grains	356,917	(632,827)
Interest rates	12,345,114	5,316,663
Livestock	(3,700)	307,790
Metals	(600,975)	170,813
Softs	(901,352)	348,617
Stock indices	3,191,703	4,573,088
Total futures contracts	15,399,428	10,130,876

Forward currency contracts	1,843,988	1,985,750

Total futures and forward currency contracts	$17,243,416	$12,116,626

For the three months ended March 31, 2016 and 2015, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2016	2015

Average bought	12,220	10,280
Average sold	12,401	10,129
Average notional	$1,416,000,000	$1,194,000,000

The customer agreements between the Master Fund, the futures clearing brokers including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), and SG Americas Securities, LLC., as well as the FX prime broker, Deutsche Bank AG, and the swap dealer, Morgan Stanley & Co., LLC, give the Master Fund the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Master Fund netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Master Fund ceased clearing trades through J.P. Morgan Securities LLC during September 2015.

Offsetting of derivative assets and liabilities at March 31, 2016
		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$1,737,422	$(478,645)	$1,258,777
Counterparty I	2,388,257	(1,401,782)	986,475
Total futures contracts	4,125,679	(1,880,427)	2,245,252

Forward currency contracts
Counterparty G	3,253,893	(2,074,812)	1,179,081
Counterparty H	2,772,422	(754,643)	2,017,779
Total forward currency contracts	6,026,315	(2,829,455)	3,196,860

Total assets	$10,151,994	$(4,709,882)	$5,442,112

		Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$1,258,777	$-	$(1,258,777)	$-
Counterparty I	986,475	-	(986,475)	-
Counterparty G	1,179,081	-	-	1,179,081
Counterparty H	2,017,779	-	-	2,017,779
Total	$5,442,112	$-	$(2,245,252)	$3,196,860

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

(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2016.

Offsetting of derivative assets and liabilities at December 31, 2015

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$1,841,417	$(1,090,906)	$750,511
Counterparty I	3,029,178	(1,423,747)	1,605,431
Total futures contracts	4,870,595	(2,514,653)	2,355,942

Forward currency contracts
Counterparty G	2,843,717	(1,155,532)	1,688,185

Total assets	7,714,312	(3,670,185)	4,044,127

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statement of	the Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts
Counterparty H	$1,206,247	$(883,559)	$322,688

Total liabilities	$1,206,247	$(883,559)	$322,688

		Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$750,511	$-	$(750,511)	$-
Counterparty I	1,605,431	-	(1,605,431)	-
Counterparty G	1,688,185	-	-	1,688,185

Total	$4,044,127	-	$(2,355,942)	$1,688,185

		Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Liabilities
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty H	$322,688	$-	$(322,688)	$-
Total	$322,688	$-	$(322,688)	$-

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

(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2015.

(4) Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2015.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Master Fund’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and MS. The amount of such credit risk was $20,070,703 and $18,848,878 at March 31, 2016 and December 31, 2015, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2016 and 2015. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:		Three months ended:
	March 31, 2016		March 31, 2015
Profit share earned	$20,561		$-
Profit share accrued	1,981,827	(1)	149,160
Total profit share	$2,002,388		$149,160

(1)	Included in “Other liabilities” in the Statements of Financial Condition.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through March 31, 2016, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2016

Total
Partners'
Capital of the
Month Ending:	Partnership
March 31, 2016	$131,426,405
December 31, 2015	122,195,232

Three Months
Change in Partners' Capital	$9,231,173
Percent Change	7.55%

THREE MONTHS ENDED MARCH 31, 2016

The increase in the Partnership’s net assets of $9,231,173 was attributable to net income after profit share through its investment in the Master Fund of $9,531,054 and contributions of $2,233,000 which were partially offset by withdrawals of $2,532,881.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2016 increased $39,674 relative to the corresponding period in 2015. The increase was due to an increase in the average net asset value of the Partnership during the three months ended March 31, 2016, relative to the corresponding period in 2015.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2016 increased $10,898 relative to the corresponding period in 2015. The increase was due mainly to an increase in trading volume at the Master Fund, relative to the corresponding period in 2015.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the three months ended March 31, 2016 increased $31,452 relative to the corresponding period in 2015. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the three months ended March 31, 2016, relative to the corresponding period in 2015.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2016 increased $10,077 relative to the corresponding period in 2015. The increase was due mainly to an increase in the Partnership’s average net asset value during the three months ended March 31, 2016, relative to the corresponding period in 2015.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2016 increased $62,478 relative to the corresponding period in 2015. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2016 relative to the corresponding period in 2015, and partially due to an increase in average net assets over the same period.

For the three months ended March 31, 2016, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $12,734,581 from trading operations (including foreign exchange transactions and translations). Management fees of $647,381, brokerage commissions of $92,975, selling commissions and platform fees of $587,436, administrative and operating expenses of $166,052, custody fees and other expenses of $5,520, and profit share of $1,800,842 were paid or accrued. Interest income of $96,679 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $9,531,054.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.04%
Energies	0.68%
Grains	0.22%
Interest rates	7.37%
Livestock	(0.00)%
Metals	(0.31)%
Softs	(0.49)%
Stock indices	1.77%
Trading gain	10.28%

MANAGEMENT DISCUSSION – 2016

Three months ended March 31, 2016

During a quarter of extreme market volatility, the Fund registered a strong performance led by gains on long interest rate futures positions. Trading of equity futures and foreign exchange forwards were also profitable. Meanwhile, commodity futures were marginally negative as a gain from trading energy futures was outweighed by fractional losses from trading metal and agricultural futures.

Concerns about global growth that International Monetary Fund Managing Director Christine Lagarde described as ‘…too low, too fragile and facing increased risks to its durability…”, combined with doubts about policy makers’ competence and capabilities, generated strong demand for government securities for most of the quarter. The demand for this debt was underpinned when: the Bank of Japan moved official interest rates into negative territory at the end of January; the Bank of England delayed any potential rate increase; the European Central Bank (the “ECB”) and People’s Bank of China (the “PBOC”) eased monetary policy in March; and a speech by Federal Reserve (“Fed”) Chair Janet Yellen squashed expectations for a near term Fed rate increase. Consequently, long positions in U.S., German, French, Italian, British, Japanese, Australian and Canadian notes and bonds were profitable. Long positions in short-term dollar and sterling interest rate futures were also profitable.

Equity markets were particularly volatile during the first quarter of 2016, tracing out a classic V-shaped path. The tumultuous first half of the period saw many equity indices experiencing multiyear lows before rebounding impressively over the second half of the quarter. Early on, weak economic data out of China and concerns about official policy decisions generated a renewed rout in Chinese equities and the yuan. These events, combined with a further collapse in energy prices; worries that Fed interest rate increases and a stronger dollar might impede global growth; and a halt in corporate profit growth, produced a broad, sharp equity selloff. Later, equity prices recovered as energy prices rebounded, the ECB, PBOC and Fed displayed easier policy tendencies, the U.S. dollar eased and growth concerns moderated. On balance, short positions in Chinese, Hong Kong, Japanese, Singaporean, Indian, and Spanish futures were profitable. Trading of U.S. and Canadian stock index futures also posted gains. On the other hand, short positions in Dutch and South African futures, a long U.K stock futures position, and trading of the European stoxx future resulted in somewhat offsetting losses.

Foreign exchange trading was also volatile. At the beginning of the year, given the search for safety, declining oil prices and the Fed “relatively hawkish” policy position, the U.S. dollar strengthened. Thus, during January and February, long dollar trades versus the pound sterling, Canadian dollar, Korean won, Russian Ruble and Mexican peso were profitable. The pound fell precipitously when the possibility of Britain’s exit from the EU became more likely and Boris Johnson, the mayor of London, endorsed the move. As the quarter unfolded, however, the PBOC aggressively implemented measures to support the yuan; the G-20 Shanghai Communique in late February signaled a strong stance against currency competition that took some steam out of the dollar; and the likelihood of a near term increase in interest rates by the Fed diminished, prompting a U.S. dollar decline, especially against emerging market currencies where interest rates tend to be higher. A stabilization of commodity prices also helped the commodity producing countries. A series of events abroad further encouraged the U.S. dollar slippage: Mexico’s surprise February 50 basis point hike in official interest rates; the increasing likelihood of an ouster of President Dilma Rousseff in Brazil; an increase in official rates in South Africa; and rising oil prices and high interest rates supporting the Russian ruble. Consequently, short dollar positions against the currencies of Australia, Brazil, Canada, Columbia, India, Israel, Mexico, New Zealand, Russia, South Africa, and Turkey were profitable. On the other hand, long dollar trades versus the euro, yen, Swiss franc, Swedish krona, Norwegian kroner, Czech koruna, Polish zloty and Chilean peso were unprofitable.

With the International Energy Agency suggesting that the “…world could drown in [oil] oversupply…”; with crude oil production at or near recent record levels in many countries—e.g., Saudi Arabia, Russia, the U.S., and Iraq; with Iranian exports ramping up; and with global demand still sluggish, crude prices slumped below $30 per barrel in January. Short positions in Brent crude, WTI crude, RBOB gasoline, London gas oil, heating oil and natural gas were profitable. Subsequently, reports that Saudi Arabia, Russia and a number of other producers were discussing plans for a production freeze and would meet in Doha in April sparked an oil price rebound. Indeed, oil prices reached a three month high above $40 per barrel on March 18. Consequently, losses were suffered on these same short crude oil, crude products and natural gas trades, and positions were reduced and/or reversed. Overall, energy trading was fractionally profitable for the quarter due to gains from WTI crude, natural gas, London gas oil and spread trading of crude.

Industrial metal prices vacillated during the quarter but did move up somewhat in synchrony with energy prices, and short positions in industrial metals were unprofitable. Safe haven demand pushed up gold prices, especially in February, and a small long trade was fractionally profitable, providing a partial offset.

Trading of sugar was unprofitable, as was a long cocoa trade in January, and a short Arabica coffee position in March. The profits from short corn and wheat trades fractionally outdistanced the losses from trading soybeans and soybean meal.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership, through its investment in the Master Fund, may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at March 31, 2016 and December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

CYBER SECURITY ISSUES

With the increased use of technologies such as the Internet to conduct business, the Partnership and the Master Fund is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking" or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security failures or breaches by the Partnership and the Master Fund, and other service providers (including, but not limited to custodians), and the issuers of securities in which the Master Fund invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with the Partnership and the Master Fund’s ability to calculate its net asset value, impediments to trading, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While the Partnership and the Master Fund has established business continuity plans in the event of, and risk management systems to prevent, such cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, the Partnership and the Master Fund cannot control the cyber security plans and systems put in place by service providers to the Partnership and the Master Fund and issuers in which the Master Fund invests. The Partnership and the Master Fund and its clients could be negatively impacted as a result.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Interests at the beginning of each calendar month.  On January 1, 2016, February 1, 2016, and March 1, 2016, the Partnership sold Interests to new and existing limited partners of $50,000, $1,110,000 and $1,073,000 respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

Each of the foregoing Interests were offered and sold only to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933 as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506(b) under the 1933 Act.

(b) Pursuant to the Partnership’s Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end net asset value. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended March 31, 2016.

	Series A		Series B		Series C
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
January 31, 2016	(853.2637)	$1,068.97	-	$1,177.59	(13.9410)	$1,196.86
February 29, 2016	(853.9776)	1,099.84	-	1,213.16	(24.7430)	1,233.18
March 31, 2016	(577.9368)	1,097.58	-	1,212.07	-	1,232.32

Total	(2,285.1781)		-		(38.6840)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included herewith:

31.01 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer

31.02 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer

31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification President and Chief Financial Officer

32.01 Section 1350 Certification of Co-Chief Executive Officer

32.02 Section 1350 Certification of Co-Chief Executive Officer

32.03 Section 1350 Certification of President and Chief Financial Officer

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
General Partner

Date: May 13, 2016

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)

