Form 10-Q
period 2016-06-30
Millburn Multi-Markets Fund L.P.
filed 2016-08-12
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2016

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

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At June 30, 2016 and December 31, 2015 (unaudited)

(b) For the six months ended June 30, 2016 and 2015 (unaudited)

(c) For the three and six months ended June 30, 2016 and 2015 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$142,296,453	$122,195,202

Due from the Master Fund	1,045,606	1,304,389
Cash	11,517,684	52,684

Total assets	$154,859,743	$123,552,275

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$11,515,000	$50,000
Capital withdrawal payable to Limited Partners	1,045,606	1,004,389
Capital withdrawal payable to General Partner		300,000
Due to the Master Fund	2,656	2,654

Total liabilities	12,563,262	1,357,043

PARTNERS’ CAPITAL:
General Partner	3,600,339	3,041,602

Limited partners:
Series A (109,982.6405 and 106,145.4501 units outstanding)	126,841,581	108,146,251
Series B (7,225.1095 and 7,449.1566 units outstanding)	9,236,803	8,380,703
Series C (2,012.7091 and 2,297.6071 units outstanding)	2,617,758	2,626,676

Total limited partners	138,696,142	119,153,630

Total partners’ capital	142,296,481	122,195,232

TOTAL	$154,859,743	$123,552,275

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,153.29	$1,018.85
Series B	$1,278.43	$1,125.05
Series C	$1,300.62	$1,143.22

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2016	June 30, 2015

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$115,296	$54,354

EXPENSES:
Management fees	670,347	600,549
Brokerage commissions (allocated from the Master Fund)	84,437	69,896
Selling commissions and platform fees	608,626	548,242
Administrative and operating expenses	171,906	154,118
Custody fees (allocated from the Master Fund)	6,175	5,567

Total expenses	1,541,491	1,378,372

NET INVESTMENT LOSS	(1,426,195)	(1,324,018)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	8,230,920	(6,672,610)
Foreign exchange translation	91,215	(152,079)
Net change in unrealized:
Futures and forward currency contracts	1,979,681	(2,107,445)
Foreign exchange translation	(133,895)	87,988
Net gains from U.S. Treasury notes:
Net change in unrealized	44,633	5,290

Net realized and unrealized gains (losses) allocated from the Master Fund	10,212,554	(8,838,856)

NET INCOME (LOSS)	8,786,359	(10,162,874)

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	1,708,106	(77,723)

NET INCOME (LOSS) AFTER PROFIT SHARE	$7,078,253	$(10,085,151)

(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2016	June 30, 2015

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$211,975	$88,555

EXPENSES:
Management fees	1,317,728	1,208,256
Brokerage commissions (allocated from the Master Fund)	177,412	151,973
Selling commissions and platform fees	1,196,062	1,104,226
Administrative and operating expenses	337,958	310,093
Custody fees (allocated from the Master Fund)	11,695	11,011

Total expenses	3,040,855	2,785,559

NET INVESTMENT LOSS	(2,828,880)	(2,697,004)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	19,519,213	793,231
Foreign exchange translation	56,455	(174,439)
Net change in unrealized:
Futures and forward currency contracts	3,228,965	(668,883)
Foreign exchange translation	(10,651)	81,473
Net gains from U.S. Treasury notes:
Net change in unrealized	153,153	26,018

Net realized and unrealized gains allocated from the Master Fund	22,947,135	57,400

NET INCOME (LOSS)	20,118,255	(2,639,604)

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	3,508,948	-

NET INCOME (LOSS) AFTER PROFIT SHARE	$16,609,307	$(2,639,604)

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2016 and 2015

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2015	$3,041,602	$108,146,251	106,145.4501	$8,380,703	7,449.1566	$2,626,676	2,297.6071	$122,195,232

Capital contributions	-	9,790,000	9,025.5417	10,000	8.3419	-	-	9,800,000
Capital withdrawals	-	(5,672,497)	(5,188.3513)	(291,071)	(232.3890)	(344,490)	(284.8980)	(6,308,058)
Net income before profit share	558,737	17,718,590	-	1,422,066	-	418,862	-	20,118,255
Profit share		(3,140,763)		(284,895)		(83,290)		(3,508,948)
PARTNERS' CAPITAL — June 30, 2016	$3,600,339	$126,841,581	109,982.6405	$9,236,803	7,225.1095	$2,617,758	2,012.7091	$142,296,481

Net Asset Value per Unit at June 30, 2016			$1,153.29		$1,278.43		$1,300.62

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2014	$3,073,797	$105,099,830	107,745.6394	$7,468,031	7,011.0183	$2,970,822	2,751.2975	$118,612,480

Capital contributions	-	6,786,990	6,790.6311	871,192	798.1275	40,000	36.3924	7,698,182
Capital withdrawals	-	(4,266,388)	(4,284.5875)	(303,678)	(279.5280)	(38,549)	(35.0845)	(4,608,615)
Net income	(7,687)	(2,469,259)	-	(125,671)	-	(36,987)	-	(2,639,604)
PARTNERS' CAPITAL — June 30, 2015	$3,066,110	$105,151,173	110,251.6830	$7,909,874	7,529.6178	$2,935,286	2,752.6054	$119,062,443

Net Asset Value per Unit at June 30, 2015			$953.74		$1,050.50		$1,066.37

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2016

The following information presents per unit operating performance data for each series for the three months ended June 30, 2016.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,097.58	$1,212.07	$1,232.32

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(12.36)	(8.34)	(7.69)
Total trading and investing gains (1)	82.35	91.20	91.44

Net income before profit share allocation from Master Fund	69.99	82.86	83.75

Less: profit share allocation from Master Fund (1) (6)	14.28	16.50	15.45

Net income from operations after profit share allocation from Master Fund	55.71	66.36	68.30

NET ASSET VALUE PER UNIT — End of period	$1,153.29	$1,278.43	$1,300.62

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	6.37%	6.82%	6.79%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	1.29	1.35	1.25

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	5.08%	5.47%	5.54%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.82%	3.07%	2.82%
Profit share allocation from Master Fund (2) (6)	1.29	1.35	1.25

Total expenses	6.11%	4.42%	4.07%

Net investment loss (3) (4) (5)	(4.48)%	(2.73)%	(2.48)%

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

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
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

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2016

The following information presents per unit operating performance data for each series for the six months ended June 30, 2016.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,018.85	$1,125.05	$1,143.22

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(24.75)	(16.75)	(15.49)
Total trading and investing gains (1)	188.40	208.40	210.67

Net income before profit share allocation from Master Fund	163.65	191.65	195.18

Less: profit share allocation from Master Fund (1) (6)	29.21	38.27	37.78

Net income from operations after profit share allocation from Master Fund	134.44	153.38	157.40

NET ASSET VALUE PER UNIT — End of period	$1,153.29	$1,278.43	$1,300.62

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	15.86%	16.79%	16.93%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	2.66	3.16	3.16

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	13.20%	13.63%	13.77%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.84%	3.09%	2.83%
Profit share allocation from Master Fund (2) (6)	2.66	3.16	3.16

Total expenses	7.50%	6.25%	5.99%

Net investment loss (3) (4) (5)	(4.52)%	(2.77)%	(2.52)%

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

(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2015

The following information presents per unit operating performance data for each series for the six months ended June 30, 2015.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$975.44	$1,065.18	$1,079.79

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(22.94)	(15.63)	(14.49)
Total trading and investing gains (1)	1.24	0.95	1.07

Net loss before profit share allocation from Master Fund	(21.70)	(14.68)	(13.42)

Less: profit share allocation from Master Fund (1) (6)	-	-	-

Net loss from operations after profit share allocation from Master Fund	(21.70)	(14.68)	(13.42)

NET ASSET VALUE PER UNIT — End of period	$953.74	$1,050.50	$1,066.37

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(2.22)%	(1.38)%	(1.24)%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	-	-	-

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(2.22)%	(1.38)%	(1.24)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.77%	3.02%	2.77%
Profit share allocation from Master Fund (2) (6)	-	-	-

Total expenses	4.77%	3.02%	2.77%

Net investment loss (3) (4) (5)	(4.63)%	(2.88)%	(2.63)%

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

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at June 30, 2016 and December 31, 2015 and the results of its operations for the three and six months ended June 30, 2016 and 2015 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2016 and December 31, 2015 was 74.02% and 72.71%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets. The Partnership is allocated its pro-rata portion of the administration fee which is charged at the Master Fund level. As of June 30, 2016 and December 31, 2015, $66,157 and $51,447, respectively, were payable by the Master Fund to the General Partner and are included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

Series A Unitholders that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At June 30, 2016 and December 31, 2015, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Unitholders’ partners’ capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Series A	108,758.846	111,090.040	107,558.442	110,389.406
Series B	7,426.988	7,528.314	7,438.074	7,357.182
Series C	2,103.651	2,731.239	2,191.804	2,732.785

(a) At June 30, 2016 and December 31, 2015 (unaudited)

(b) For the six months ended June 30, 2016 and 2015 (unaudited)

(c) For the three and six months ended June 30, 2016 and 2015 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	June 30,	December 31,
	2016	2015
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $25,326,716 and $30,540,808)	$25,335,345	$30,521,416
Net unrealized appreciation on open futures and forward currency contracts	7,986,615	4,044,127
Due from brokers	6,017,711	6,174,878
Cash denominated in foreign currencies (cost $5,675,407 and $4,266,766)	5,592,055	4,195,504

Total equity in trading accounts	44,931,726	44,935,925

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $135,601,674 and $118,488,573)	135,664,011	118,372,238

CASH AND CASH EQUIVALENTS	16,785,930	6,904,511

ACCRUED INTEREST RECEIVABLE	360,072	244,041

DUE FROM MILLBURN MULTI-MARKETS LTD.	1,771	1,770

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	2,656	2,654

TOTAL	$197,746,166	$170,461,139

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$-	$322,688
Capital withdrawal payable to Limited Partners	1,045,606	1,409,085
Capital withdrawal payable to General Partner	-	142,581
Management fee payable	255,600	221,009
Selling commissions payable	219,385	184,527
Accrued expenses	293,190	116,361
Commissions and other trading fees on open futures contracts	15,624	17,673
Accrued profit share	3,685,112	-

Total liabilities	5,514,517	2,413,924

PARTNERS’ CAPITAL	192,231,649	168,047,215

TOTAL	$197,746,166	$170,461,139

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2016

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.12%	$231,740
Grains	0.17	335,898
Interest rates:
2 Year U.S. Treasury Note (333 contracts, settlement date September 2016)	0.18	350,375
5 Year U.S. Treasury Note (393 contracts, settlement date September 2016)	0.06	108,531
Other interest rates	1.50	2,890,387

Total interest rates	1.74	3,349,293

Metals	0.40	775,642
Softs	0.08	130,308
Stock indices	1.47	2,829,407

Total long futures contracts	3.98	7,652,288

Short futures contracts:
Energies	(0.05)	(100,930)
Grains	0.31	596,845
Interest rates	0.00	(133)
Livestock	0.02	40,790
Metals	(0.49)	(935,662)
Softs	0.01	17,663
Stock indices	0.01	25,818

Total short futures contracts	(0.19)	(355,609)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	3.79	7,296,679

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.94)	(1,801,632)
Total short forward currency contracts	1.30	2,491,568

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.36	689,936

TOTAL	4.15%	$7,986,615

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2016

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$43,140,000	U.S. Treasury notes, 0.625%, 07/15/2016	22.45%	$43,148,426
38,730,000	U.S. Treasury notes, 0.875%, 09/15/2016	20.17	38,781,438
41,750,000	U.S. Treasury notes, 0.625%, 02/15/2017	21.75	41,805,449
37,140,000	U.S. Treasury notes, 0.875%, 05/15/2017	19.38	37,264,043
	Total investments in U.S. Treasury notes (amortized cost $160,928,390)	83.75%	$160,999,356

See notes to financial statements (Unaudited)	(Concluded)

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

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2015

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$41,750,000	U.S. Treasury notes, 0.375%, 04/30/2016	24.84%	$41,746,738
32,240,000	U.S. Treasury notes, 0.250%, 05/15/2016	19.17	32,221,739
43,140,000	U.S. Treasury notes, 0.625%, 07/15/2016	25.68	43,151,796
31,730,000	U.S. Treasury notes, 0.875%, 09/15/2016	18.91	31,773,381
	Total investments in U.S. Treasury notes (amortized cost $149,029,381)	88.60%	$148,893,654

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30,	June 30,
	2016	2015
INVESTMENT INCOME — Interest income	$156,997	$73,864

EXPENSES:
Brokerage fees	114,887	95,813
Management fees	728,853	659,967
Selling commissions and platform fees	612,093	551,801
Administrative and operating expenses	203,063	180,640
Custody fees	8,279	7,819
Total expenses	1,667,175	1,496,040

NET INVESTMENT LOSS	(1,510,178)	(1,422,176)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	11,109,765	(9,071,946)
Foreign exchange translation	123,543	(68,430)
Net change in unrealized:
Futures and forward currency contracts	2,544,503	(2,858,778)
Foreign exchange translation	(181,799)	(18,575)
Net gains from U.S. Treasury notes
Net change in unrealized	57,403	9,156
Total net realized and unrealized gains (losses)	13,653,415	(12,008,573)

NET INCOME (LOSS)	12,143,237	(13,430,749)
LESS PROFIT SHARE TO GENERAL PARTNER	1,799,316	(149,160)
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$10,343,921	$(13,281,589)

(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2016	2015
INVESTMENT INCOME — Interest income	$290,009	$120,421

EXPENSES:
Brokerage fees	242,807	206,732
Management fees	1,440,362	1,328,479
Selling commissions and platform fees	1,202,940	1,111,437
Administrative and operating expenses	400,318	365,939
Custody fees	15,878	14,965
Total expenses	3,302,305	3,027,552

NET INVESTMENT LOSS	(3,012,296)	(2,907,131)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	26,632,508	1,093,176
Foreign exchange translation	75,691	(237,061)
Net change in unrealized:
Futures and forward currency contracts	4,265,176	(907,274)
Foreign exchange translation	(12,090)	110,681
Net gains from U.S. Treasury notes
Net change in unrealized	206,693	35,401
Total net realized and unrealized gains	31,167,978	94,923

NET INCOME (LOSS)	28,155,682	(2,812,208)
LESS PROFIT SHARE TO GENERAL PARTNER	3,801,704	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$24,353,978	$(2,812,208)

(Concluded)

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2016:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2016	$167,109,009	$-	$938,206	$168,047,215
Contributions	9,900,000	116,591	-	10,016,591
Withdrawals	(10,186,135)	-	-	(10,186,135)
Net income before profit share	27,971,933	10,013	173,736	28,155,682
General Partner's allocation - profit share	(3,801,704)	-	-	(3,801,704)
PARTNERS' CAPITAL- June 30, 2016	$190,993,103	$126,604	$1,111,942	$192,231,649

For the six months ended June 30, 2015:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2015	$161,250,243	$-	$860,838	$162,111,081
Contributions	7,698,182	-	-	7,698,182
Withdrawals	(4,808,615)	-	-	(4,808,615)
Net loss	(2,811,130)	-	(1,078)	(2,812,208)
PARTNERS' CAPITAL- June 30, 2015	$161,328,680	$-	$859,760	$162,188,440

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Total return before General Partner profit share allocation (3)	6.99%	(7.42)%	17.09%	(1.12)%
Less: General Partner profit share allocation (3)	1.39	(0.55)	3.22	-

Total return after General Partner profit share allocation (3)	5.60%	(6.87)%	13.87%	(1.12)%

Ratios to average net asset value:
Expenses (1) (4)	2.52%	2.52%	2.56%	2.48%
General Partner profit share allocation (3)	1.39	(0.55)	3.22	-

Total expenses (1)	3.91%	1.97%	5.78%	2.48%

Net investment loss (1) (2) (4)	(2.16)%	(2.36)%	(2.24)%	(2.34)%

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

(3) Not Annualized.

(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Total return before General Partner profit share allocation (3)	6.64%	(7.62)%	16.55%	(1.66)%
Less: General Partner profit share allocation (3)	0.98	(0.09)	2.09	-

Total return after General Partner profit share allocation (3)	5.66%	(7.53)%	14.46%	(1.66)%

Ratios to average net asset value:
Expenses (1) (4)	3.60%	3.64%	3.60%	3.60%
General Partner profit share allocation (3)	0.98	(0.09)	2.09	-

Total expenses (1)	4.58%	3.55%	5.69%	3.60%

Net investment loss (1) (2) (4)	(3.28)%	(3.48)%	(3.28)%	(3.46)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the proportionate share of expenses of the Partnership and the Cayman Feeder for the period ending June 30, 2016 and June 30, 2015.

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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2016 (unaudited) and December 31, 2015 and the results of its operations for the three and six months ended June 30, 2016 and 2015 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2015 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2015 information has been derived from the audited financial statements as of December 31, 2015.

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At June 30, 2016 and December 31, 2015, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	June 30,	December 31,
	2016	2015
Partnership	74.02%	72.71%
Cayman Feeder	3.42%	5.57%

Total	77.44%	78.28%

The capital withdrawals payable at June 30, 2016 and December 31, 2015 were $1,045,606 and $1,551,666, respectively, as detailed below.

	June 30,	December 31,
	2016	2015
Direct investors (1)	$-	$142,581
Partnership	1,045,606	1,304,389
Cayman Feeder	-	104,696

Total	$1,045,606	$1,551,666

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

During the three and six months ended June 30, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of June 30, 2016 and December 31, 2015 in valuing the Master Fund’s investments at fair value. At June 30, 2016 and December 31, 2015, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2016

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$160,999,356	$-	$160,999,356

Exchange-traded futures contracts
Energies	130,810	-	130,810
Grains	932,743	-	932,743
Interest rates	3,349,160	-	3,349,160
Livestock	40,790	-	40,790
Metals	(160,020)	-	(160,020)
Softs	147,971	-	147,971
Stock indices	2,855,225	-	2,855,225

Total exchange-traded futures contracts	7,296,679	-	7,296,679

Over-the-counter forward currency contracts	-	689,936	689,936

Total futures and forward currency contracts (2)	7,296,679	689,936	7,986,615

Total financial assets and liabilities at fair value	$168,296,035	$689,936	$168,985,971

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$25,335,345
Investments in U.S. Treasury notes held in custody			135,664,011
Total investments in U.S. Treasury notes			$160,999,356

(2)
Net unrealized appreciation on open futures and forward currency contracts			$7,986,615
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$7,986,615

Financial assets and liabilities at fair value as of December 31, 2015

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$148,893,654	$-	$148,893,654

Exchange-traded futures contracts
Energies	1,240,713	-	1,240,713
Grains	478,333	-	478,333
Interest rates	(247,444)	-	(247,444)
Livestock	(104,550)	-	(104,550)
Metals	482,156	-	482,156
Softs	(47,993)	-	(47,993)
Stock indices	554,727	-	554,727

Total exchange-traded futures contracts	2,355,942	-	2,355,942

Over-the-counter forward currency contracts	-	1,365,497	1,365,497

Total futures and forward currency contracts (2)	2,355,942	1,365,497	3,721,439

Total financial assets and liabilities at fair value	$151,249,596	$1,365,497	$152,615,093

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$30,521,416
Investments in U.S. Treasury notes held in custody			118,372,238
Total investments in U.S. Treasury notes			$148,893,654

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,044,127
Net unrealized depreciation on open futures and forward currency contracts			(322,688)
Total unrealized appreciation on open futures and forward currency contracts			$3,721,439

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2016 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2016 and December 31, 2015. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2016

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$346,156	$(114,416)	$-	$(100,930)	$130,810
Grains	336,198	(300)	612,457	(15,612)	932,743
Interest rates	3,447,887	(98,594)	-	(133)	3,349,160
Livestock	-	-	45,010	(4,220)	40,790
Metals	776,976	(1,334)	2,640	(938,302)	(160,020)
Softs	145,231	(14,923)	46,199	(28,536)	147,971
Stock indices	2,966,129	(136,722)	31,491	(5,673)	2,855,225
Total futures contracts	8,018,577	(366,289)	737,797	(1,093,406)	7,296,679

Forward currency contracts	2,020,749	(3,822,381)	3,972,889	(1,481,321)	689,936

Total futures and forward currency contracts	$10,039,326	$(4,188,670)	$4,710,686	$(2,574,727)	$7,986,615

Fair value of futures and forward currency contracts at December 31, 2015

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$10,310	$(38,400)	$1,633,223	$(364,420)	$1,240,713
Grains	-	-	487,520	(9,187)	478,333
Interest rates	814,802	(1,061,321)	-	(925)	(247,444)
Livestock	-	-	-	(104,550)	(104,550)
Metals	407,419	(44,788)	543,624	(424,099)	482,156
Softs	171,009	(109,903)	100	(109,199)	(47,993)
Stock indices	708,220	(221,271)	94,368	(26,590)	554,727
Total futures contracts	2,111,760	(1,475,683)	2,758,835	(1,038,970)	2,355,942

Forward currency contracts	596,972	(1,464,612)	3,130,304	(897,167)	1,365,497

Total futures and forward currency contracts	$2,708,732	$(2,940,295)	$5,889,139	$(1,936,137)	$3,721,439

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2016 and 2015 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2016 and 2015

	Three months	Three months	Six months	Six months
	ended:	ended:	ended:	ended:
	June 30,	June 30,	June 30,	June 30,
Sector	2016	2015	2016	2015
Futures contracts:
Energies	$(1,196,418)	$(3,577,930)	$(184,697)	$(3,531,198)
Grains	2,907,251	(170,204)	3,264,168	(803,031)
Interest rates	11,001,743	(4,665,046)	23,346,857	651,617
Livestock	11,960	58,280	8,260	366,070
Metals	(967,645)	411,430	(1,568,620)	582,243
Softs	57,539	(151,447)	(843,813)	197,170
Stock indices	1,073,387	(825,691)	4,265,090	3,747,397
Total futures contracts	12,887,817	(8,920,608)	28,287,245	1,210,268

Forward currency contracts	766,451	(3,010,116)	2,610,439	(1,024,366)

Total futures and forward currency contracts	$13,654,268	$(11,930,724)	$30,897,684	$185,902

For the three months ended June 30, 2016 and 2015, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2016	2015

Average bought	11,887	9,179
Average sold	10,964	9,175
Average notional	$1,405,000,000	$968,000,000

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

Offsetting of derivative assets and liabilities at June 30, 2016

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$4,203,681	$(304,188)	$3,899,493
Counterparty I	4,552,693	(1,155,507)	3,397,186
Total futures contracts	8,756,374	(1,459,695)	7,296,679

Forward currency contracts
Counterparty G	4,694,991	(4,170,870)	524,121
Counterparty H	1,298,647	(1,132,832)	165,815
Total forward currency contracts	5,993,638	(5,303,702)	689,936
Total assets	$14,750,012	$(6,763,397)	$7,986,615

Amounts Not Offset in the Statement
of Financial Condition

	Net amounts of
	Assets
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$3,899,493	$-	$(3,899,493)	$-
Counterparty I	3,397,186	-	(3,397,186)	-
Counterparty G	524,121	-	-	524,121
Counterparty H	165,815	-	-	165,815
Total	$7,986,615	$-	$(7,296,679)	$689,936

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.

(3) Net amount represents the amounts owed to the Partnership by each counterparty as of June 30, 2016. Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2016.

Offsetting of derivative assets and liabilities at December 31, 2015

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$1,841,417	$(1,090,906)	$750,511
Counterparty I	3,029,178	(1,423,747)	1,605,431
Total futures contracts	4,870,595	(2,514,653)	2,355,942

Forward currency contracts
Counterparty G	2,843,717	(1,155,532)	1,688,185

Total assets	$7,714,312	$(3,670,185)	$4,044,127

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statement of	the Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts
Counterparty H	$1,206,247	$(883,559)	$322,688

Total liabilities	$1,206,247	$(883,559)	$322,688

Amounts Not Offset in the Statement
of Financial Condition

	Net amounts of
	Assets
	presented in the
	Statement of Financial	Financial	Collateral
Counterparty	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$750,511	$-	$(750,511)	$-
Counterparty I	1,605,431	-	(1,605,431)	-
Counterparty G	1,688,185	-	-	1,688,185

Total	$4,044,127	$-	$(2,355,942)	$1,688,185

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

(3) Net amount represents the amounts owed to the Partnership by each counterparty as of December 31, 2015. Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2015.

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

The Master Fund’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Master Fund’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and MS. The amount of such credit risk was $14,099,361 and $18,848,878 at June 30, 2016 and December 31, 2015, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2016 and 2015. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	June 30, 2016	June 30, 2015
Profit share earned	$96,031	$-
Reversal of profit share (2)	(1,981,827)	(149,160)
Profit share accrued (1)	3,685,112	-
Total profit share	$1,799,316	$(149,160)

	Six months ended:	Six months ended:
	June 30, 2016	June 30, 2015
Profit share earned	$116,592	$-
Profit share accrued (1)	3,685,112	-
Total profit share	$3,801,704	$-

(1) Included in “Other liabilities” in the Statements of Financial Condition.

(2) On April 1st

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through June 30, 2016, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2016

Total
Partners'
Capital of the
Month Ending:	Partnership
June 30, 2016	$142,296,481
March 31, 2016	131,426,405
December 31, 2015	122,195,232

	Three Months	Six Months
Change in Partners' Capital	$10,870,076	$20,101,249
Percent Change	8.27%	16.45%

THREE MONTHS ENDED JUNE 30, 2016

The increase in the Partnership’s net assets of $10,870,076 was attributable to net income after profit share of $7,078,253, and contributions of $7,567,000 which were partially offset by withdrawals of $3,775,177.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2016 increased $69,798 relative to the corresponding period in 2015. The increase was due to an increase in the average net asset value of the Partnership during the three months ended June 30, 2016, relative to the corresponding period in 2015.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2016 increased $14,541 relative to the corresponding period in 2015. The increase was due to an increase in average net assets of the Partnership during the three months ended June 30, 2016, relative to the corresponding period in 2015.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the three months ended June 30, 2016 increased $60,384 relative to the corresponding period in 2015. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the three months ended June 30, 2016, relative to the corresponding period in 2015.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2016 increased $17,788 relative to the corresponding period in 2015. The increase was due mainly to an increase in the Partnership’s average net asset value during the three months ended June 30, 2016, relative to the corresponding period in 2015.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2016 increased $60,942 relative to the corresponding period in 2015. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2016 relative to the corresponding period in 2015, and partially due to an increase in average net assets over the same period.

For the three months ended June 30, 2016, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized gains of $10,212,554 from trading operations (including foreign exchange transactions and translations). Management fees of $670,347, brokerage commissions of $84,437, selling commissions and platform fees of $608,626, administrative and operating expenses of $171,906, custody fees and other expenses of $6,175, and profit share of $1,708,106 were paid or accrued. Interest income of $115,296 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $7,078,253.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.40%
Energies	(0.67)%
Grains	1.61%
Interest rates	6.06%
Livestock	0.00%
Metals	(0.54)%
Softs	0.03%
Stock indices	0.59%
Trading gain	7.48%

SIX MONTHS ENDED JUNE 30, 2016

The increase in the Partnership’s net assets of $20,101,249 was attributable to net income after profit share through its investment in the Master Fund of $16,609,307 and contributions of $9,800,000 which were partially offset by withdrawals of $6,308,058.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2016 increased $109,472 relative to the corresponding period in 2015. The increase was due to an increase in the average net asset value of the Partnership during the six months ended June 30, 2016, relative to the corresponding period in 2015.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2016 increased $25,439 relative to the corresponding period in 2015. The increase was due an increase in average net assets of the Partnership during the six months ended June 30, 2016, relative to the corresponding period in 2015.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the six months ended June 30, 2016 increased $91,836 relative to the corresponding period in 2015. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the six months ended June 30, 2016, relative to the corresponding period in 2015.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2016 increased $27,865 relative to the corresponding period in 2015. The increase was due mainly to an increase in the Partnership’s average net asset value during the six months ended June 30, 2016, relative to the corresponding period in 2015.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2016 increased $123,420 relative to the corresponding period in 2015. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2016 relative to the corresponding period in 2015, and partially due to an increase in average net assets over the same period.

For the six months ended June 30, 2016, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $22,947,135 from trading operations (including foreign exchange transactions and translations). Management fees of $1,317,728, brokerage commissions of $177,412, selling commissions and platform fees of $1,196,062, administrative and operating expenses of $337,958, custody fees and other expenses of $11,695, and profit share of $3,508,948 were paid or accrued. Interest income of $211,975 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $16,609,307.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.49%
Energies	0.05%
Grains	1.87%
Interest rates	13.92%
Livestock	0.06%
Metals	(0.81)%
Softs	(0.42)%
Stock indices	2.39%
Trading gain	18.55%

MANAGEMENT DISCUSSION – 2016

Three months ended June 30, 2016

The Partnership was profitable during the second quarter with gains from long interest rate futures positions again leading the way. Trading of equity futures and foreign exchange forwards added fractionally to the gain. Meanwhile, trading of commodity futures was also slightly profitable as the gain from trading grain futures outdistanced the losses from the energy and metals sectors.

Long positions in U.S., German, French, British, Canadian and Australian interest rate futures were profitable, particularly after the U.K. voters’ surprise vote to have the U.K. leave the European Union (the “EU”) produced a flight to safety and an expectation that easier monetary policy would be forthcoming rather broadly going forward. The weak June employment report in the U.S. that prompted another delay in the Federal Reserve (“Fed”) rate rise program had underpinned the prices of note, bond and short term interest rate futures earlier. The fact that growth and inflation have failed to accelerate convincingly, and that the World Bank, International Monetary Fund and Organization for Economic Co-operation and Development among others have lowered their global growth projections also supported fixed income prices.

Currency trading was particularly volatile as the dollar was buffeted to and fro during the quarter. The U.S. currency would strengthen whenever Fed Governors hinted that a rate increase was possible, such as in late April-early May and in late May-early June, but fall when those expectations faded. For example, after an extraordinarily weak U.S. June jobs report, such hopes were put on hold and the dollar weakened. Then, when Fed Chair Janet Yellen cited real concerns that the “temporary headwinds” that had blunted the Fed’s rate rise program might actually reflect Lawrence Summers’ “secular stagnation” rather than just passing concerns, the U.S. dollar softened further. However, following the surprise decision of the British electorate to leave the EU, a flight to safety and quality prompted an upward U-turn for the dollar. Overall, long U.S. dollar trades against the pound sterling and Swiss franc, and short dollar trades relative to the Brazilian real, New Zealand dollar and South African rand were profitable. On the other hand, short U.S. dollar trades versus the Australian, Israeli, Mexican, Polish and Swedish currencies produced losses. Trading the euro against the dollar, Polish zloty and Turkish lira was also unprofitable.

Trading of equity futures was fractionally profitable after a volatile quarter. Following a strong rebound from the February lows, equity trading was unsettled periodically by currency turmoil, the uncertainty surrounding Bank of Japan, the Fed, the European Central Bank and the Bank of England, worries about future growth and inflation outlooks, and actualized weakness in corporate profits. Still, gains on long positions in non-tech U.S., Canadian and British stock futures and from a short VIX trade outpaced the losses from trading of a number of European and Asian indices.

Long positions in soybeans and soybean meal were profitable as bad weather in Brazil and Argentina underpinned prices for most of the period. A long sugar position posted a gain when prices rose as production in Thailand, India and Brazil was hurt by El Niño weather influences.

A short natural gas trade registered a loss as warmer than normal weather boosted prices, especially in June. Trading of London gas oil, heating oil, RBOB gasoline and WTI crude were also unprofitable, while a long position in Brent crude produced a partially offsetting gain.

Short positions in gold, silver, platinum, palladium, copper, aluminum, lead and nickel were each slightly unprofitable. On the other hand, a long zinc trade was profitable near the end of the quarter.

Three months ended March 31, 2016

During a quarter of extreme market volatility, the Partnership registered a strong performance led by gains on long interest rate futures positions. Trading of equity futures and foreign exchange forwards were also profitable. Meanwhile, commodity futures were marginally negative as a gain from trading energy futures was outweighed by fractional losses from trading metal and agricultural futures.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at June 30, 2016 and December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On April 1, 2016, May 1, 2016, and June 1, 2016 the Partnership sold Interests to new and existing limited partners of $1,991,000, $1,054,000, and $4,522,000 respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended June 30, 2016.

	Series A		Series B		Series C
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
April 30, 2016	(866.0490)	$1,072.69	-	$1,185.83	(217.4480)	$1,205.89
May 31, 2016	(1,304.3010)	1,083.07	(75.5950)	1,198.76	(28.7660)	1,219.29
June 30, 2016	(732.8232)	1,153.29	(156.7940)	1,278.43	-	1,300.62

Total	(2,903.1732)		(232.3890)		(246.2140)

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
General Partner

Date: August 12, 2016

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)

