Form 10-Q
period 2016-09-30
Millburn Multi-Markets Fund L.P.
filed 2016-11-10
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2016

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

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At September 30, 2016 and December 31, 2015 (unaudited)

(b) For the nine months ended September 30, 2016 and 2015 (unaudited)

(c) For the three and nine months ended September 30, 2016 and 2015 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$160,620,567	$122,195,202
Due from the Master Fund	753,019	1,304,389
Cash	2,360,000	52,684

Total assets	$163,733,586	$123,552,275

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$2,360,000	$50,000
Capital withdrawal payable to Limited Partners	753,019	1,004,389
Capital withdrawal payable to General Partner	-	300,000
Due to the Master Fund	-	2,654

Total liabilities	3,113,019	1,357,043

PARTNERS’ CAPITAL:
General Partner	3,664,545	3,041,602

Limited partners:
Series A (125,166.0063 and 106,145.4501 units outstanding)	145,274,043	108,146,251
Series B (7,048.4034 and 7,449.1566 units outstanding)	9,100,665	8,380,703
Series C (1,963.8201 and 2,297.6071 units outstanding)	2,581,314	2,626,676

Total limited partners	156,956,022	119,153,630

Total partners’ capital	160,620,567	122,195,232

TOTAL	$163,733,586	$123,552,275

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,160.65	$1,018.85
Series B	$1,291.17	$1,125.05
Series C	$1,314.44	$1,143.22

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2016	September 30, 2015

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$168,252	$73,672

EXPENSES:
Management fees	796,810	601,234
Brokerage commissions (allocated from the Master Fund)	90,460	71,250
Selling commissions and platform fees	723,400	547,621
Administrative and operating expenses	203,842	154,393
Custody fees and other expenses (allocated from the Master Fund)	6,867	5,532

Total expenses	1,821,379	1,380,030

NET INVESTMENT LOSS	(1,653,127)	(1,306,358)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,049,885	7,120,971
Foreign exchange translation	(23,059)	(150,736)
Net change in unrealized:
Futures and forward currency contracts	(2,088,358)	694,796
Foreign exchange translation	81,655	15,999
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(32,504)	23,727

Net realized and unrealized gains (losses) allocated from the Master Fund	2,987,619	7,704,757

NET INCOME	1,334,492	6,398,399

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	254,063	29,389

NET INCOME AFTER PROFIT SHARE	$1,080,429	$6,369,010

(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2016	September 30, 2015

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$380,227	$162,227

EXPENSES:
Management fees	2,114,538	1,809,490
Brokerage commissions (allocated from the Master Fund)	267,872	223,223
Selling commissions and platform fees	1,919,462	1,651,847
Administrative and operating expenses	541,800	464,486
Custody fees and other expenses (allocated from the Master Fund)	18,562	16,543

Total expenses	4,862,234	4,165,589

NET INVESTMENT LOSS	(4,482,007)	(4,003,362)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	24,569,098	7,914,202
Foreign exchange translation	33,396	(325,175)
Net change in unrealized:
Futures and forward currency contracts	1,140,607	25,913
Foreign exchange translation	71,004	97,472
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	120,649	49,745

Net realized and unrealized gains allocated from the Master Fund	25,934,754	7,762,157

NET INCOME	21,452,747	3,758,795

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	3,763,011	29,389

NET INCOME AFTER PROFIT SHARE	$17,689,736	$3,729,406

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2016 and 2015

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2015	$3,041,602	$108,146,251	106,145.4501	$8,380,703	7,449.1566	$2,626,676	2,297.6071	$122,195,232

Capital contributions	-	29,227,508	25,854.3736	319,876	250.1280	-	-	29,547,384
Capital withdrawals	-	(7,576,692)	(6,833.8174)	(826,341)	(650.8812)	(408,752)	(333.7870)	(8,811,785)
Net income before profit share	622,943	18,842,533	-	1,533,908	-	453,363	-	21,452,747
Profit share		(3,365,557)		(307,481)		(89,973)		(3,763,011)
PARTNERS' CAPITAL — September 30, 2016	$3,664,545	$145,274,043	125,166.0063	$9,100,665	7,048.4034	$2,581,314	1,963.8201	$160,620,567

Net Asset Value per Unit at September 30, 2016			$1,160.65		$1,291.17		$1,314.44

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2014	$3,073,797	$105,099,830	107,745.6394	$7,468,031	7,011.0183	$2,970,822	2,751.2975	$118,612,480

Capital contributions	-	7,837,216	7,853.5534	921,192	845.7238	50,000	45.7701	8,808,408
Capital withdrawals	-	(8,532,528)	(8,559.5280)	(474,541)	(435.0110)	(202,548)	(180.7665)	(9,209,617)
Net income before profit share	187,576	3,104,125	-	332,150	-	134,944	-	3,758,795
Profit share	-	-		(21,416)		(7,973)		(29,389)
PARTNERS' CAPITAL — September 30, 2015	$3,261,373	$107,508,643	107,039.6648	$8,225,416	7,421.7311	$2,945,245	2,616.3011	$121,940,677

Net Asset Value per Unit at September 30, 2015			$1,004.38		$1,108.29		$1,125.73

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2016

The following information presents per unit operating performance data for each series for the three months ended September 30, 2016.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,153.29	$1,278.43	$1,300.62

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(12.73)	(8.53)	(7.85)
Total trading and investing gains (1)	20.66	24.81	26.11

Net income before profit share allocation from Master Fund	7.93	16.28	18.26

Less: profit share allocation from Master Fund (1) (6)	0.57	3.54	4.44

Net income from operations after profit share allocation from Master Fund	7.36	12.74	13.82

NET ASSET VALUE PER UNIT — End of period	$1,160.65	$1,291.17	$1,314.44

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	0.80%	1.25%	1.31%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.16	0.25	0.25

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	0.64%	1.00%	1.06%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.81%	3.08%	2.83%
Profit share allocation from Master Fund (2) (6)	0.16	0.25	0.25

Total expenses	4.97%	3.33%	3.08%

Net investment loss (3) (4) (5)	(4.39)%	(2.65)%	(2.40)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2016

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2016.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,018.85	$1,125.05	$1,143.22

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(37.48)	(25.28)	(23.34)
Total trading and investing gains (1)	209.06	233.21	236.78

Net income before profit share allocation from Master Fund	171.58	207.93	213.44

Less: profit share allocation from Master Fund (1) (6)	29.78	41.81	42.22

Net income from operations after profit share allocation from Master Fund	141.80	166.12	171.22

NET ASSET VALUE PER UNIT — End of period	$1,160.65	$1,291.17	$1,314.44

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	16.58%	18.14%	18.36%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	2.66	3.38	3.38

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	13.92%	14.76%	14.98%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.83%	3.08%	2.83%
Profit share allocation from Master Fund (2) (6)	2.66	3.38	3.38

Total expenses	7.49%	6.46%	6.21%

Net investment loss (3) (4) (5)	(4.47)%	(2.73)%	(2.48)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at September 30, 2016 and December 31, 2015 (unaudited) and the results of its operations for the three and nine months ended September 30, 2016 and 2015 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2016 and December 31, 2015 was 73.97% and 72.71%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

During any time in which a third-party administrator is providing services to the Master Fund, as is currently the case, the General Partner is paid a monthly Administration Fee for administration services it provides calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets. The Partnership is allocated its pro-rata portion of the Administration Fee which is charged at the Master Fund level. As of September 30, 2016 and December 31, 2015, $60,470 and $51,447, respectively, were payable by the Master Fund to the General Partner and are included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2016 and December 31, 2015, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Series A	123,785.440	109,184.799	113,006.923	109,983.458
Series B	7,188.676	7,563.770	7,354.335	7,426.801
Series C	2,012.683	2,761.953	2,131.661	2,742.615

(a) At September 30, 2016 and December 31, 2015 (unaudited)

(b) For the nine months ended September 30, 2016 and 2015 (unaudited)

(c) For the three and nine months ended September 30, 2016 and 2015 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $25,460,024 and $30,540,808)	$25,460,015	$30,521,416
Net unrealized appreciation on open futures and forward currency contracts	5,313,259	4,044,127
Due from brokers	4,314,294	6,174,878
Cash denominated in foreign currencies (cost $8,419,202 and $4,266,766)	8,444,697	4,195,504

Total equity in trading accounts	43,532,265	44,935,925

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $161,599,127 and $118,488,573)	161,628,286	118,372,238

CASH AND CASH EQUIVALENTS	17,037,581	6,904,511

ACCRUED INTEREST RECEIVABLE	402,128	244,041

DUE FROM MILLBURN MULTI-MARKETS LTD.	2,000,100	1,770

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	2,360,000	2,654

TOTAL	$226,960,360	$170,461,139

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$-	$322,688
Subscriptions in advance	4,360,000	-
Capital withdrawal payable to Limited Partners	753,019	1,409,085
Capital withdrawal payable to General Partner	-	142,581
Management fee payable	293,098	221,009
Selling commissions payable	247,072	184,527
Accrued expenses	192,203	116,361
Due to brokers	42,628	-
Commissions and other trading fees on open futures contracts	19,608	17,673
Accrued profit share	3,903,668	-

Total liabilities	9,811,296	2,413,924

PARTNERS’ CAPITAL	217,149,064	168,047,215

TOTAL	$226,960,360	$170,461,139

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2016

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.18%	$386,921
Interest rates:
2 Year U.S. Treasury Note (696 contracts, settlement date December 2016)	0.06	138,937
5 Year U.S. Treasury Note (758 contracts, settlement date December 2016)	0.09	203,086
10 Year U.S. Treasury Note (458 contracts, settlement date December 2016)	0.03	56,813
Other interest rates	0.64	1,389,177

Total interest rates	0.82	1,788,013

Metals	0.21	453,750
Softs	0.03	68,232
Stock indices	0.75	1,633,224

Total long futures contracts	1.99	4,330,140

Short futures contracts:
Energies	(0.02)	(51,620)
Grains	0.16	340,749
Interest rates	0.00	94
Livestock	0.18	390,170
Metals	(0.34)	(727,515)
Stock indices	0.02	37,417

Total short futures contracts	(0.00)	(10,705)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	1.99	4,319,435

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.25	548,818
Total short forward currency contracts	0.21	445,006

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.46	993,824

TOTAL	2.45%	$5,313,259

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2016

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$46,750,000	U.S. Treasury notes, 0.625%, 02/15/2017	21.55%	$46,788,350
46,140,000	U.S. Treasury notes, 0.875%, 05/15/2017	21.29	46,234,623
48,140,000	U.S. Treasury notes, 0.875%, 08/15/2017	22.22	48,241,545
45,730,000	U.S. Treasury notes, 0.875%, 11/15/2017	21.10	45,823,783
	Total investments in U.S. Treasury notes (amortized cost $187,059,151)	86.16%	$187,088,301

See notes to financial statements (Unaudited)	(Concluded)

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

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2015

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$41,750,000	U.S. Treasury notes, 0.375%, 04/30/2016	24.84%	$41,746,738
32,240,000	U.S. Treasury notes, 0.250%, 05/15/2016	19.17	32,221,739
43,140,000	U.S. Treasury notes, 0.625%, 07/15/2016	25.68	43,151,796
31,730,000	U.S. Treasury notes, 0.875%, 09/15/2016	18.91	31,773,381
	Total investments in U.S. Treasury notes (amortized cost $149,029,381)	88.60%	$148,893,654

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30,	September 30,
	2016	2015
INVESTMENT INCOME — Interest income	$223,115	$100,675

EXPENSES:
Brokerage fees	119,909	97,352
Management fees	854,090	661,696
Selling commissions and platform fees	727,086	551,237
Administrative and operating expenses	237,029	182,667
Custody fees and other expenses	9,048	7,580
Total expenses	1,947,162	1,500,532

NET INVESTMENT LOSS	(1,724,047)	(1,399,857)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	6,638,522	9,741,384
Foreign exchange translation	(30,834)	(208,492)
Net change in unrealized:
Futures and forward currency contracts	(2,673,356)	918,188
Foreign exchange translation	108,847	24,538
Net gains (losses) from U.S. Treasury notes
Net change in unrealized	(41,816)	32,769
Total net realized and unrealized gains	4,001,363	10,508,387

NET INCOME	2,277,316	9,108,530
LESS PROFIT SHARE TO GENERAL PARTNER	288,402	58,746
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$1,988,914	$9,049,784

(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2016	2015
INVESTMENT INCOME — Interest income	$513,124	$221,096

EXPENSES:
Brokerage fees	362,716	304,084
Management fees	2,294,452	1,990,175
Selling commissions and platform fees	1,930,026	1,662,674
Administrative and operating expenses	637,347	548,606
Custody fees and other expenses	24,926	22,545
Total expenses	5,249,467	4,528,084

NET INVESTMENT LOSS	(4,736,343)	(4,306,988)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	33,271,030	10,834,560
Foreign exchange translation	44,857	(445,553)
Net change in unrealized:
Futures and forward currency contracts	1,591,820	10,914
Foreign exchange translation	96,757	135,219
Net gains from U.S. Treasury notes
Net change in unrealized	164,877	68,170
Total net realized and unrealized gains	35,169,341	10,603,310

NET INCOME	30,432,998	6,296,322
LESS PROFIT SHARE TO GENERAL PARTNER	4,090,106	58,746
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$26,342,892	$6,237,576

(Concluded)

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2016:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2016	$167,109,009	$-	$938,206	$168,047,215
Contributions	35,397,382	186,437	-	35,583,819
Withdrawals	(12,824,862)	-	-	(12,824,862)
Net income before profit share	30,225,381	13,344	194,273	30,432,998
General Partner's allocation - profit share	(4,090,106)	-	-	(4,090,106)
PARTNERS' CAPITAL- September 30, 2016	$215,816,804	$199,781	$1,132,479	$217,149,064

For the nine months ended September 30, 2015:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2015	$161,250,243	$-	$860,838	$162,111,081
Contributions	8,808,408	-	-	8,808,408
Withdrawals	(10,034,617)	-	-	(10,034,617)
Net income before profit share	6,242,075	-	54,247	6,296,322
General Partner's allocation - profit share	(58,746)	-	-	(58,746)
PARTNERS' CAPITAL- September 30, 2015	$166,207,363	$-	$915,085	$167,122,448

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged Master Fund’s monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Total return before General Partner profit share allocation (3)	1.38%	5.90%	18.57%	4.72%
Less: General Partner profit share allocation (3)	0.28	0.15	3.44	0.15

Total return after General Partner profit share allocation (3)	1.10%	5.75%	15.13%	4.57%

Ratios to average net asset value:
Expenses (1) (4)	2.52%	2.48%	2.54%	2.46%
General Partner profit share allocation (3)	0.28	0.15	3.44	0.15

Total expenses (1)	2.80%	2.63%	5.98%	2.61%

Net investment loss (1) (2) (4)	(2.08)%	(2.24)%	(2.18)%	(2.29)%

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

(3) Not Annualized.

(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Total return before General Partner profit share allocation (3)	1.07%	5.62%	17.66%	3.87%
Less: General Partner profit share allocation (3)	0.14	0.04	2.13	0.04

Total return after General Partner profit share allocation (3)	0.93%	5.58%	15.53%	3.83%

Ratios to average net asset value:
Expenses (1) (4)	3.68%	3.56%	3.64%	3.58%
General Partner profit share allocation (3)	0.14	0.04	2.13	0.04

Total expenses (1)	3.82%	3.60%	5.77%	3.62%

Net investment loss (1) (2) (4)	(3.24)%	(3.32)%	(3.28)%	(3.41)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the proportionate share of expenses of the Partnership and the Cayman Feeder for the period ending September 30, 2016 and September 30, 2015.

(2) Excludes General Partner profit share allocation and includes interest income.

(3) Not Annualized.

(4) Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership and Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2016 and December 31, 2015 (unaudited) and the results of its operations for the three and nine months ended September 30, 2016 and 2015 (unaudited).

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At September 30, 2016 and December 31, 2015, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	September 30,	December 31,
	2016	2015
Partnership	73.97%	72.71%
Cayman Feeder	5.73%	5.57%

Total	79.70%	78.28%

The capital withdrawals payable at September 30, 2016 and December 31, 2015 were $753,019 and $1,551,666, respectively, as detailed below.

	September 30,	December 31,
	2016	2015
Direct investors (1)	$-	$142,581
Partnership	753,019	1,304,389
Cayman Feeder	-	104,696

Total	$753,019	$1,551,666

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

During the three and nine months ended September 30, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of September 30, 2016 and December 31, 2015 in valuing the Master Fund’s investments at fair value. At September 30, 2016 and December 31, 2015, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2016

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$187,088,301	$-	$187,088,301

Exchange-traded futures contracts
Energies	335,301	-	335,301
Grains	340,749	-	340,749
Interest rates	1,788,107	-	1,788,107
Livestock	390,170	-	390,170
Metals	(273,765)	-	(273,765)
Softs	68,232	-	68,232
Stock indices	1,670,641	-	1,670,641

Total exchange-traded futures contracts	4,319,435	-	4,319,435

Over-the-counter forward currency contracts	-	993,824	993,824

Total futures and forward currency contracts (2)	4,319,435	993,824	5,313,259

Total financial assets and liabilities at fair value	$191,407,736	$993,824	$192,401,560

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$25,460,015
Investments in U.S. Treasury notes held in custody			161,628,286
Total investments in U.S. Treasury notes			$187,088,301

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,313,259
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$5,313,259

Financial assets and liabilities at fair value as of December 31, 2015

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$148,893,654	$-	$148,893,654

Exchange-traded futures contracts
Energies	1,240,713	-	1,240,713
Grains	478,333	-	478,333
Interest rates	(247,444)	-	(247,444)
Livestock	(104,550)	-	(104,550)
Metals	482,156	-	482,156
Softs	(47,993)	-	(47,993)
Stock indices	554,727	-	554,727

Total exchange-traded futures contracts	2,355,942	-	2,355,942

Over-the-counter forward currency contracts	-	1,365,497	1,365,497

Total futures and forward currency contracts (2)	2,355,942	1,365,497	3,721,439

Total financial assets and liabilities at fair value	$151,249,596	$1,365,497	$152,615,093

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$30,521,416
Investments in U.S. Treasury notes held in custody			118,372,238
Total investments in U.S. Treasury notes			$148,893,654

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,044,127
Net unrealized depreciation on open futures and forward currency contracts			(322,688)
Total unrealized appreciation on open futures and forward currency contracts			$3,721,439

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2016 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2016 and December 31, 2015. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2016

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$450,471	$(63,550)	$20,410	$(72,030)	$335,301
Grains	-	-	473,456	(132,707)	340,749
Interest rates	2,392,862	(604,849)	94	-	1,788,107
Livestock	-	-	390,170	-	390,170
Metals	558,303	(104,553)	41,140	(768,655)	(273,765)
Softs	151,710	(83,478)	-	-	68,232
Stock indices	1,922,255	(289,031)	85,681	(48,264)	1,670,641
Total futures contracts	5,475,601	(1,145,461)	1,010,951	(1,021,656)	4,319,435

Forward currency contracts	1,100,437	(551,619)	852,186	(407,180)	993,824

Total futures and forward currency contracts	$6,576,038	$(1,697,080)	$1,863,137	$(1,428,836)	$5,313,259

Fair value of futures and forward currency contracts at December 31, 2015

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$10,310	$(38,400)	$1,633,223	$(364,420)	$1,240,713
Grains	-	-	487,520	(9,187)	478,333
Interest rates	814,802	(1,061,321)	-	(925)	(247,444)
Livestock	-	-	-	(104,550)	(104,550)
Metals	407,419	(44,788)	543,624	(424,099)	482,156
Softs	171,009	(109,903)	100	(109,199)	(47,993)
Stock indices	708,220	(221,271)	94,368	(26,590)	554,727
Total futures contracts	2,111,760	(1,475,683)	2,758,835	(1,038,970)	2,355,942

Forward currency contracts	596,972	(1,464,612)	3,130,304	(897,167)	1,365,497

Total futures and forward currency contracts	$2,708,732	$(2,940,295)	$5,889,139	$(1,936,137)	$3,721,439

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and nine months ended September 30, 2016 and 2015 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2016 and 2015

	Three months	Three months	Nine months	Nine months
	ended:	ended:	ended:	ended:
	September 30,	September 30,	September 30,	September 30,
Sector	2016	2015	2016	2015
Futures contracts:
Energies	$(3,614,218)	$3,379,051	$(3,798,915)	$(152,147)
Grains	467,090	(906,630)	3,731,258	(1,709,661)
Interest rates	2,303,538	6,723,608	25,650,395	7,375,225
Livestock	664,530	187,630	672,790	553,700
Metals	(283,569)	2,424,745	(1,852,189)	3,006,988
Softs	(227,230)	118,811	(1,071,043)	315,981
Stock indices	4,159,234	(3,549,547)	8,424,324	197,850
Total futures contracts	3,469,375	8,377,668	31,756,620	9,587,936

Forward currency contracts	495,791	2,281,904	3,106,230	1,257,538

Total futures and forward currency contracts	$3,965,166	$10,659,572	$34,862,850	$10,845,474

For the three months ended September 30, 2016 and 2015, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2016	2015

Average bought	12,159	10,772
Average sold	11,463	10,704
Average notional	$1,223,000,000	$1,273,000,000

The customer agreements between the Master Fund, the futures clearing brokers including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), and SG Americas Securities, LLC as well as the FX prime broker, Deutsche Bank AG, and the swap dealer, Morgan Stanley & Co., LLC, give the Master Fund the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Master Fund netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Master Fund ceased clearing trades through J.P. Morgan Securities LLC during September 2015.

Offsetting of derivative assets and liabilities at September 30, 2016
		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$3,647,907	$(770,627)	$2,877,280
Counterparty I	2,838,645	(1,396,490)	1,442,155
Total futures contracts	6,486,552	(2,167,117)	4,319,435

Forward currency contracts
Counterparty G	1,066,508	(710,504)	356,004
Counterparty H	886,115	(248,295)	637,820
Total forward currency contracts	1,952,623	(958,799)	993,824
Total assets	$8,439,175	$(3,125,916)	$5,313,259

		Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$2,877,280	$-	$(2,877,280)	$-
Counterparty I	1,442,155	-	(1,442,155)	-
Counterparty G	356,004	-	-	356,004
Counterparty H	637,820	-	-	637,820
Total	$5,313,259	$-	$(4,319,435)	$993,824

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.

(3) Net amount represents the amounts owed to the Partnership by each counterparty as of September 30, 2016. Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2016.

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

The Master Fund’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Master Fund’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and MS. The amount of such credit risk was $8,022,162 and $18,848,878 at September 30, 2016 and December 31, 2015, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2016 and 2015. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	September 30, 2016	September 30, 2015
Profit share earned	$69,846	$-
Reversal of profit share (2)	(3,685,112)	-
Profit share accrued (1)	3,903,668	58,746
Total profit share	$288,402	$58,746

	Nine months ended:	Nine months ended:
	September 30, 2016	September 30, 2015
Profit share earned	$186,438	$-
Profit share accrued (1)	3,903,668	58,746
Total profit share	$4,090,106	$58,746

(1) Included in “Other liabilities” in the Statements of Financial Condition.

(2) On July 1st

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through September 30, 2016, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2016

Total
Partners'
Capital of the
Month Ending:	Partnership
September 30, 2016	$160,620,567
June 30, 2016	142,296,481
December 31, 2015	122,195,232

	Three Months	Nine Months
Change in Partners' Capital	$18,324,086	$38,425,335
Percent Change	12.88%	31.45%

THREE MONTHS ENDED SEPTEMBER 30, 2016

The increase in the Partnership’s net assets of $18,324,086 was attributable to net income after profit share of $1,080,429, and contributions of $19,747,384 which were partially offset by withdrawals of $2,503,727.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2016 increased $195,576 relative to the corresponding period in 2015. The increase was due to an increase in the average net asset value of the Partnership during the three months ended September 30, 2016, relative to the corresponding period in 2015.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2016 increased $19,210 relative to the corresponding period in 2015. The increase was due to an increase in average net assets of the Partnership during the three months ended September 30, 2016, relative to the corresponding period in 2015.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and redemptions. Selling commissions and platform fees for the three months ended September 30, 2016 increased $175,779 relative to the corresponding period in 2015. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the three months ended September 30, 2016, relative to the corresponding period in 2015.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2016 increased $49,449 relative to the corresponding period in 2015. The increase was due mainly to an increase in the Partnership’s average net asset value during the three months ended September 30, 2016, relative to the corresponding period in 2015.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2016 increased $94,580 relative to the corresponding period in 2015. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2016 relative to the corresponding period in 2015, and partially due to an increase in average net assets over the same period.

For the three months ended September 30, 2016, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized gains of $2,987,619 from trading operations (including foreign exchange transactions and translations). Management fees of $796,810, brokerage commissions of $90,460, selling commissions and platform fees of $723,400, administrative and operating expenses of $203,842, custody fees and other expenses of $6,867, and profit share of $254,063 were paid or accrued. Interest income of $168,252 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $1,080,429.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.22%
Energies	(1.71)%
Grains	0.24%
Interest rates	1.10%
Livestock	0.31%
Metals	(0.14)%
Softs	(0.11)%
Stock indices	1.98%
Trading gain	1.89%

NINE MONTHS ENDED SEPTEMBER 30, 2016

The increase in the Partnership’s net assets of $38,425,335 was attributable to net income after profit share through its investment in the Master Fund of $17,689,736 and contributions of $29,547,384 which were partially offset by withdrawals of $8,811,785.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2016 increased $305,048 relative to the corresponding period in 2015. The increase was due to an increase in the average net asset value of the Partnership during the nine months ended September 30, 2016, relative to the corresponding period in 2015.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2016 increased $44,649 relative to the corresponding period in 2015. The increase was due an increase in average net assets of the Partnership during the nine months ended September 30, 2016, relative to the corresponding period in 2015.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and redemptions. Selling commissions and platform fees for the nine months ended September 30, 2016 increased $267,615 relative to the corresponding period in 2015. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the nine months ended September 30, 2016, relative to the corresponding period in 2015.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2016 increased $77,314 relative to the corresponding period in 2015. The increase was due mainly to an increase in the Partnership’s average net asset value during the nine months ended September 30, 2016, relative to the corresponding period in 2015.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2016 increased $218,000 relative to the corresponding period in 2015. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2016 relative to the corresponding period in 2015, and partially due to an increase in average net assets over the same period.

For the nine months ended September 30, 2016, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $25,934,754 from trading operations (including foreign exchange transactions and translations). Management fees of $2,114,538, brokerage commissions of $267,872, selling commissions and platform fees of $1,919,462, administrative and operating expenses of $541,800, custody fees and other expenses of $18,562, and profit share of $3,763,011 were paid or accrued. Interest income of $380,227 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $17,689,736.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.73%
Energies	(1.65)%
Grains	2.14%
Interest rates	15.19%
Livestock	0.39%
Metals	(0.94)%
Softs	(0.52)%
Stock indices	4.44%
Trading gain	20.78%

MANAGEMENT DISCUSSION – 2016

Three months ended September 30, 2016

The Partnership was profitable during the third quarter largely due to gains from long equity and long interest futures positions. Trading of currency forwards and grain and livestock futures were each profitable. On the other hand, trading of energy, metal and soft commodity futures were unprofitable.

Markets were unsettled throughout the period by a number of factors including: the repercussions of the U.K. voters’ decision to have the U.K. leave the European Union, the continued market schizophrenia about an interest rate increase by the Fed, the persistent discussions within OPEC about a potential production cut, and concerns about the upcoming U.S. elections. Moreover, as interest rates, the U.S. dollar, and energy prices reacted to these influences, there were secondary repercussions of those prices in other markets.

Long positions in German, French, Italian, British, Japanese and Canadian note and bond futures were profitable as sluggish growth and inflation kept the ECB, Bank of England and Bank of Japan on accommodative policy paths. Meanwhile, the Federal Reserve continued to waffle on if and when it will raise interest rates, even though U.S. growth and inflation data showed improvement in the third quarter. As a result, long positions in U.S. note, bond and short-term interest rate futures posted losses, especially in August and early September when U.S. interest rates rose in anticipation of a near term Fed rate hike. After the Fed failed to deliver that increase at its September meeting, those U.S. losses were reduced somewhat.

Though the path was uneven, improving U.S. economic data, continued developed-world accommodative monetary policy, and higher energy prices that underpinned commodity producers led to profits on long positions in U.S., Canadian and Australian equity futures. A weaker pound sterling and policy accommodation from the Bank of England produced a gain for a long U.K. stock futures trade. Long Hong Kong and Taiwanese futures positions were profitable, as well. Meanwhile, short Japanese equity futures positions were unprofitable.

Foreign exchange trading was volatile and results were mixed. A short Mexican peso trade was profitable as U.S. political problems and somewhat slower growth combined with the trade and immigration concerns raised by the U.S. Presidential campaign of Donald Trump to undermine the peso. Rising energy and commodity prices and the lack of a Fed rate hike led to profits on long positions in high yield and commodity currencies including the: New Zealand and Australian dollars, Russian ruble, South African rand, Indian rupee, and Israeli shekel, especially in September. A short sterling trade was also profitable, as were short euro trades versus the Norwegian and Polish currencies. Short dollar trades against the euro, yen, Canadian dollar, and several other units produced largely offsetting losses.

With corn inventories at 30-year highs and with worldwide grain production expected to increase 10% this year, short corn and wheat positions were profitable, particularly in July and August. Trading the soybean complex—beans, meal and oil—generated a partially offsetting loss. Short cattle and hog positions were profitable. Long cotton and sugar positions, and trading of crude palm oil were marginally unprofitable.

Energy prices were volatile with Brent and WTI crude vacillating in the $40-$50 range. Record levels of production, high inventories, a glut of refined products in July, and bouts of dollar strength periodically depressed prices. On the other hand, persistent talk of production control agreements within OPEC and between OPEC and non-OPEC producers, and periods of dollar weakness underpinned prices at times. As a result, long energy trades were unprofitable in July and September, and short energy trades were unprofitable, especially in August.

Metal prices also experienced volatility during the July-September period. Losses from a short copper position and from trading gold, platinum, lead and nickel were marginally larger than the gains from trading silver and from a long zinc position.

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

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.38%
Energies	2.08%
Grains	(0.57)%
Interest rates	4.16%
Livestock	0.11%
Metals	1.49%
Softs	0.06%
Stock indices	(2.10)%
Trading loss	6.61%

NINE MONTHS ENDED SEPTEMBER 30, 2015

The increase in the Partnership’s net assets of $3,328,197 was attributable to net income after profit share of $3,729,406 and contributions of $8,808,408, which were partially offset by withdrawals of $9,209,617.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2015 increased $49,627 relative to the corresponding period in 2014. The increase was due to an increase in the average net asset value of the Partnership during the nine months ended September 30, 2015, relative to the corresponding period in 2014.

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

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and redemptions. Selling commissions and platform fees for the nine months ended September 30, 2015 increased $61,431 relative to the corresponding period in 2014. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the nine months ended September 30, 2015, relative to the corresponding period in 2014.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at September 30, 2016 and December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On September 1, 2016 the Partnership sold Interests to new and existing Limited Partners of $328,508. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes the redemptions by Series A, Series B and Series C Limited Partners during the three months ended September 30, 2016.

	Series A		Series B		Series C
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
July 31, 2016	(446.7581)	$1,165.81	(46.3270)	$1,293.94	-	$1,316.66
August 31, 2016	(642.0836)	1,148.31	(339.0862)	1,275.83	-	1,298.54
September 30, 2016	(556.6244)	1,160.65	(33.0790)	1,291.17	(48.8890)	1,314.44

Total	(1,645.4661)		(418.4922)		(48.8890)

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
General Partner

Date: November 10, 2016

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)

