Form 10-Q
period 2017-03-31
Millburn Multi-Markets Fund L.P.
filed 2017-05-12
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes  ☐        No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At March 31, 2017 and December 31, 2016 (unaudited)

(b) For the three months ended March 31, 2017 and 2016 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$179,595,658	$172,886,333
Due from the Master Fund	2,293,740	2,876,148
Cash and cash equivalents	6,373,752	2,119,000

Total assets	$188,263,150	$177,881,481

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$6,373,000	$2,119,000
Capital withdrawal payable to Limited Partners	2,293,740	2,076,148
Capital withdrawal payable to General Partner	-	800,000
Due to the Master Fund	753	-

Total liabilities	8,667,493	4,995,148

PARTNERS’ CAPITAL:
General Partner	2,895,900	2,779,224

Limited partners:
Series A (142,478.5367 and 140,590.2950 units outstanding)	164,986,949	158,782,193
Series B (7,023.9354 and 7,017.8811 units outstanding)	9,109,321	8,846,058
Series C (1,969.5820 and 1,930.6399 units outstanding)	2,603,487	2,478,858

Total limited partners	176,699,757	170,107,109

Total partners’ capital	179,595,657	172,886,333

TOTAL	$188,263,150	$177,881,481

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,157.98	$1,129.40
Series B	$1,296.90	$1,260.50
Series C	$1,321.85	$1,283.96

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2017	March 31, 2016

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$261,312	$96,679

EXPENSES:
Management fees	880,480	647,381
Brokerage commissions (allocated from the Master Fund)	108,625	92,975
Selling commissions and platform fees	820,055	587,436
Administrative and operating expenses	200,030	166,052
Custody fees and other expenses (allocated from the Master Fund)	8,305	5,520

Total expenses	2,017,495	1,499,364

NET INVESTMENT LOSS	(1,756,183)	(1,402,685)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,258,012	11,288,293
Foreign exchange translation	(2,844)	(34,760)
Net change in unrealized:
Futures and forward currency contracts	(13,762)	1,249,284
Foreign exchange translation	212,762	123,244
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(72,316)	108,520

Net realized and unrealized gains allocated from the Master Fund	7,381,852	12,734,581

NET INCOME	5,625,669	11,331,896

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	1,103,786	1,800,842

NET INCOME AFTER PROFIT SHARE	$4,521,883	$9,531,054

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2017 and 2016

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2016	$2,779,224	$158,782,193	140,590.2950	$8,846,058	7,017.8811	$2,478,858	1,930.6399	$172,886,333

Capital contributions	-	7,070,400	6,200.9289	451,000	358.2823	50,000	38.9421	7,571,400
Capital withdrawals	-	(4,940,860)	(4,312.6872)	(443,099)	(352.2280)	-	-	(5,383,959)
Net income before profit share	116,676	5,096,053	-	319,928	-	93,012	-	5,625,669
Profit share		(1,020,837)		(64,566)		(18,383)		(1,103,786)
PARTNERS' CAPITAL — March 31, 2017	$2,895,900	$164,986,949	142,478.5367	$9,109,321	7,023.9354	$2,603,487	1,969.5820	$179,595,657

Net Asset Value per Unit at March 31, 2017			$1,157.98		$1,296.90		$1,321.85

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — December 31, 2015	$3,041,602	$108,146,251	106,145.4501	$8,380,703	7,449.1566	$2,626,676	2,297.6071	$122,195,232

Capital contributions	-	2,233,000	2,063.0533	-	-	-	-	2,233,000
Capital withdrawals	-	(2,485,683)	(2,285.1781)	-	-	(47,198)	(38.6840)	(2,532,881)
Net income before profit share	312,910	9,953,455	-	810,506	-	255,025	-	11,331,896
Profit share		(1,587,736)		(162,320)		(50,786)		(1,800,842)
PARTNERS' CAPITAL — March 31, 2016	$3,354,512	$116,259,287	105,923.3253	$9,028,889	7,449.1566	$2,783,717	2,258.9231	$131,426,405

Net Asset Value per Unit at March 31, 2016			$1,097.58		$1,212.07		$1,232.32

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2017

The following information presents per unit operating performance data for each series for the three months ended March 31, 2017.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,129.40	$1,260.50	$1,283.96

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(11.81)	(7.62)	(6.96)
Total trading and investing gains (1)	47.54	53.09	54.18

Net income before profit share allocation from Master Fund	35.73	45.47	47.22

Less: profit share allocation from Master Fund (1) (6)	7.15	9.07	9.33

Net income from operations after profit share allocation from Master Fund	28.58	36.40	37.89

NET ASSET VALUE PER UNIT — End of period	$1,157.98	$1,296.90	$1,321.85

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	3.16%	3.60%	3.67%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.63	0.71	0.72

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	2.53%	2.89%	2.95%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.72%	2.97%	2.72%
Profit share allocation from Master Fund (2) (6)	0.63	0.71	0.72

Total expenses	5.35%	3.68%	3.44%

Net investment loss (3) (4) (5)	(4.13)%	(2.39)%	(2.14)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at March 31, 2017 (unaudited) and December 31, 2016 and the results of its operations for the three months ended March 31, 2017 and 2016 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2016 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2016 information has been derived from the audited financial statements as of December 31, 2016.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2013 to 2016, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2016.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2017 and December 31, 2016 was 45.98% and 74.91%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Prior to January 1, 2017, the General Partner was paid a monthly Administration Fee for administration services it provides calculated as a percentage of the month-end net asset value (prior to reduction for withdrawals or redemptions, management fees, amounts payable to selling agents and the administration fee then being calculated) of the Master Fund equal to 0.05% per annum of the Master Fund’s average net assets. As of January 1, 2017, the Administration Fee was no longer being charged. The Partnership was allocated its pro-rata portion of the administration fee which was charged at the Master Fund level. As of December 31, 2016, $9,903 was payable by the Master Fund to the General Partner and was included in “accrued expenses” in the Master Fund’s Statements of Financial Condition.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At March 31, 2017 and December 31, 2016, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended March 31,
	2017	2016
Series A	142,832.206	106,358.038
Series B	7,121.848	7,449.160
Series C	1,969.559	2,279.958

5. SUBSEQUENT EVENTS

During the period from April 1, 2017 to May 12, 2017, contributions of $8,982,177 were made to the Partnership. The General Partner has performed its evaluation of subsequent events through May 12, 2017, the date the form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

(a) At March 31, 2017 and December 31, 2016 (unaudited)

(b) For the three months ended March 31, 2017 and 2016 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2017	2016
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $59,964,960 and $27,441,546)	$59,911,139	$27,428,997
Net unrealized appreciation on open futures and forward currency contracts	8,704,330	5,155,330
Due from brokers	337,667	547,898
Cash denominated in foreign currencies (cost $12,883,768 and $6,590,374)	12,945,337	6,335,327

Total equity in trading accounts	81,898,473	39,467,552

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $291,051,449 and $179,527,858)	290,816,904	179,440,654

CASH AND CASH EQUIVALENTS	28,422,583	19,892,072

ACCRUED INTEREST RECEIVABLE	773,340	414,884

DUE FROM MILLBURN MULTI-MARKETS LTD.	100	100

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	753	-

TOTAL	$401,912,153	$239,215,262

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$1,596,649	$-
Subscriptions in advance	350,000	-
Capital withdrawal payable to Limited Partners	4,307,720	2,929,148
Capital withdrawal payable to General Partner	-	3,294,748
Management fee payable	496,351	320,223
Selling commissions payable	282,699	271,795
Accrued expenses	442,281	184,565
Due to brokers	2,297,005	1,390,404
Commissions and other trading fees on open futures contracts	40,619	24,334
Accrued profit share	1,530,321	-

Total liabilities	11,343,645	8,415,217

PARTNERS’ CAPITAL	390,568,508	230,800,045

TOTAL	$401,912,153	$239,215,262

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2017

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.15%	$600,103
Interest rates:
2 Year U.S. Treasury Note (258 contracts, settlement date June 2017)	0.03	103,422
5 Year U.S. Treasury Note (279 contracts, settlement date June 2017)	0.05	180,156
10 Year U.S. Treasury Note (193 contracts, settlement date June 2017)	0.07	258,078
30 Year U.S. Treasury Bond (153 contracts, settlement date June 2017)	0.06	245,469
Other interest rates	0.60	2,379,626

Total interest rates	0.81	3,166,751

Livestock	0.00	860
Metals	0.07	258,303
Softs	0.00	13,000
Stock indices	0.41	1,579,911

Total long futures contracts	1.44	5,618,928

Short futures contracts:
Energies	(0.20)	(779,231)
Grains	0.33	1,273,488
Interest rates	(0.02)	(77,106)
Livestock	0.00	1,200
Metals	(0.05)	(187,377)
Softs	0.22	858,812
Stock indices	0.00	8,517

Total short futures contracts	0.28	1,098,303

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	1.72	6,717,231

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.15	4,504,248
Total short forward currency contracts	(1.05)	(4,113,798)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.10	390,450

TOTAL	1.82%	$7,107,681

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2017

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$87,140,000	U.S. Treasury notes, 0.875%, 05/15/2017	22.32%	$87,157,020
89,140,000	U.S. Treasury notes, 0.875%, 08/15/2017	22.83	89,160,892
86,730,000	U.S. Treasury notes, 0.875%, 11/15/2017	22.20	86,696,121
87,750,000	U.S. Treasury notes, 1.000%, 02/15/2018	22.45	87,714,010
	Total investments in U.S. Treasury notes (amortized cost $351,016,409)	89.80%	$350,728,043

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2016

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.05%	$115,591
Grains	(0.00)	(2,980)
Interest rates
10 Year U.S. Treasury Note (4 contracts, settlement date March 2017)	0.00	3,188
Other interest rates	0.96	2,222,359

Total interest rates	0.96	2,225,547

Livestock	0.00	2,280
Metals	(0.01)	(22,535)
Softs	(0.04)	(87,444)
Stock indices	0.53	1,211,342

Total long futures contracts	1.49	3,441,801

Short futures contracts:
Energies	(0.03)	(75,226)
Grains	0.02	51,885
Interest rates	(0.01)	(31,802)
Metals	0.12	288,271
Softs	0.02	52,670
Stock indices	(0.14)	(319,227)

Total short futures contracts	(0.02)	(33,429)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	1.47	3,408,372

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.34)	(784,446)
Total short forward currency contracts	1.10	2,531,404

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.76	1,746,958

TOTAL	2.23%	$5,155,330

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2016

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$51,750,000	U.S. Treasury notes, 0.625%, 02/15/2017	22.43%	$51,755,054
51,140,000	U.S. Treasury notes, 0.875%, 05/15/2017	22.18	51,192,938
53,140,000	U.S. Treasury notes, 0.875%, 08/15/2017	23.04	53,186,705
50,730,000	U.S. Treasury notes, 0.875%, 11/15/2017	21.98	50,734,954
	Total investments in U.S. Treasury notes (amortized cost $206,969,404)	89.63%	$206,869,651

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2017	2016
INVESTMENT INCOME — Interest income	$427,863	$133,012

EXPENSES:
Brokerage fees	180,608	127,920
Management fees	1,134,079	711,509
Selling commissions and platform fees	823,696	590,847
Administrative and operating expenses	257,753	197,255
Custody fees and other expenses	11,124	7,599
Total expenses	2,407,260	1,635,130

NET INVESTMENT LOSS	(1,979,397)	(1,502,118)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	9,830,518	15,522,743
Foreign exchange translation	(6,154)	(47,852)
Net change in unrealized:
Futures and forward currency contracts	1,952,351	1,720,673
Foreign exchange translation	316,616	169,709
Net gains (losses) from U.S. Treasury notes
Net change in unrealized	(188,613)	149,290
Total net realized and unrealized gains	11,904,718	17,514,563

NET INCOME	9,925,321	16,012,445
LESS PROFIT SHARE TO GENERAL PARTNER	1,535,969	2,002,388
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$8,389,352	$14,010,057

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2017

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2017	$229,993,162	$-	$806,883	$230,800,045
Contributions	158,771,402	5,648	-	158,777,050
Withdrawals	(7,397,939)	-	-	(7,397,939)
Net income before profit share	9,890,749	77	34,495	9,925,321
General Partner's allocation - profit share	(1,535,969)	-	-	(1,535,969)
PARTNERS' CAPITAL- March 31, 2017	$389,721,405	$5,725	$841,378	$390,568,508

For the three months ended March 31, 2016

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2016	$167,109,009	$-	$938,206	$168,047,215
Contributions	2,233,000	20,561	-	2,253,561
Withdrawals	(2,532,881)	-	-	(2,532,881)
Net income before profit share	15,914,989	290	97,166	16,012,445
General Partner's allocation - profit share	(2,002,388)	-	-	(2,002,388)
PARTNERS' CAPITAL- March 31, 2016	$180,721,729	$20,851	$1,035,372	$181,777,952

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31,	March 31,
	2017	2016

Total return before General Partner profit share allocation (3)	3.75%	9.68%
Less: General Partner profit share allocation (3)	0.75	1.84

Total return after General Partner profit share allocation (3)	3.00%	7.84%

Ratios to average net asset value:
Expenses (1) (4)	2.40%	2.56%
General Partner profit share allocation (3)	0.75	1.84

Total expenses (1)	3.15%	4.40%

Net investment loss (1) (2) (4)	(1.80)%	(2.24)%

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

(3) Not Annualized.

(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended
	March 31,	March 31,
	2017	2016

Total return before General Partner profit share allocation (3)	3.50%	9.44%
Less: General Partner profit share allocation (3)	0.54	1.11

Total return after General Partner profit share allocation (3)	2.96%	8.33%

Ratios to average net asset value:
Expenses (1) (4)	3.32%	3.64%
General Partner profit share allocation (3)	0.54	1.11

Total expenses (1)	3.86%	4.75%

Net investment loss (1) (2) (4)	(2.72)%	(3.36)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the proportionate share of expenses of the Partnership and the Cayman Feeder for the period ending March 31, 2017 and March 31, 2016.

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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2017 (unaudited) and December 31, 2016 and the results of its operations for the three months ended March 31, 2017 and 2016 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2016 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2016 information has been derived from the audited financial statements as of December 31, 2016.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2013 to 2016, the General Partner has determined that no reserves for uncertain tax positions were required.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At March 31, 2017 and December 31, 2016, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	March 31,	December 31,
	2017	2016
Partnership	45.98%	74.91%
Cayman Feeder	42.65%	6.68%

Total	88.63%	81.59%

The capital withdrawals payable at March 31, 2017 and December 31, 2016 were $4,307,720 and $6,223,896, respectively, as detailed below.

	March 31,	December 31,
	2017	2016
Direct investors (1)	$-	$3,294,748
Partnership	2,293,740	2,876,148
Cayman Feeder	2,013,980	53,000

Total	$4,307,720	$6,223,896

(1) Includes General Partner’s profit share of $2,994,748 at December 31, 2016.

The Master Fund bears expenses, including, but not limited to, periodic legal, accounting and filing fees, up to an amount equal to 1/4 of 1% per annum of average net assets of the Master Fund (the “Expense Cap”). Amounts subject to the Expense Cap include expenses incurred at the Master Fund and Cayman Feeder level and the Administration Fee due to the General Partner, as general partner of the Master Fund, prior to January 1, 2017. The General Partner bears any excess over such amounts.

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

During the three months ended March 31, 2017 and 2016, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of March 31, 2017 and December 31, 2016 in valuing the Master Fund’s investments at fair value. At March 31, 2017 and December 31, 2016, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2017

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$350,728,043	$-	$350,728,043

Short-Term Money Market Fund*	28,172,584	-	28,172,584
Exchange-traded futures contracts
Energies	(179,128)	-	(179,128)
Grains	1,273,488	-	1,273,488
Interest rates	3,089,645	-	3,089,645
Livestock	2,060	-	2,060
Metals	70,926	-	70,926
Softs	871,812	-	871,812
Stock indices	1,588,428	-	1,588,428

Total exchange-traded futures contracts	6,717,231	-	6,717,231

Over-the-counter forward currency contracts	-	390,450	390,450

Total futures and forward currency contracts (2)	6,717,231	390,450	7,107,681

Total financial assets and liabilities at fair value	$357,445,274	$390,450	$357,835,724

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$59,911,139
Investments in U.S. Treasury notes held in custody			290,816,904
Total investments in U.S. Treasury notes			$350,728,043

(2)
Net unrealized appreciation on open futures and forward currency contracts			$8,704,330
Net unrealized depreciation on open futures and forward currency contracts			(1,596,649)
Total net unrealized appreciation on open futures and forward currency contracts			$7,107,681

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2016

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$206,869,651	$-	$206,869,651

Exchange-traded futures contracts
Energies	40,365	-	40,365
Grains	48,905	-	48,905
Interest rates	2,193,745	-	2,193,745
Livestock	2,280	-	2,280
Metals	265,736	-	265,736
Softs	(34,774)	-	(34,774)
Stock indices	892,115	-	892,115

Total exchange-traded futures contracts	3,408,372	-	3,408,372

Over-the-counter forward currency contracts	-	1,746,958	1,746,958

Total futures and forward currency contracts (2)	3,408,372	1,746,958	5,155,330

Total financial assets and liabilities at fair value	$210,278,023	$1,746,958	$212,024,981

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$27,428,997
Investments in U.S. Treasury notes held in custody			179,440,654
Total investments in U.S. Treasury notes			$206,869,651

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,155,330
Net unrealized depreciation on open futures and forward currency contracts			-
Total unrealized appreciation on open futures and forward currency contracts			$5,155,330

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at March 31, 2017 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2017 and December 31, 2016. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2017

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$603,078	$(2,975)	$1,730	$(780,961)	$(179,128)
Grains	-	-	1,461,656	(188,168)	1,273,488
Interest rates	3,555,062	(388,311)	-	(77,106)	3,089,645
Livestock	860	-	4,860	(3,660)	2,060
Metals	779,202	(520,899)	400,185	(587,562)	70,926
Softs	13,140	(140)	880,588	(21,776)	871,812
Stock indices	2,204,293	(624,382)	96,514	(87,997)	1,588,428
Total futures contracts	7,155,635	(1,536,707)	2,845,533	(1,747,230)	6,717,231

Forward currency contracts	5,960,926	(1,456,678)	1,532,195	(5,645,993)	390,450

Total futures and forward currency contracts	$13,116,561	$(2,993,385)	$4,377,728	$(7,393,223)	$7,107,681

Fair value of futures and forward currency contracts at December 31, 2016

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$125,805	$(10,214)	$23,840	$(99,066)	$40,365
Grains	-	(2,980)	122,923	(71,038)	48,905
Interest rates	2,658,089	(432,542)	104	(31,906)	2,193,745
Livestock	5,130	(2,850)	-	-	2,280
Metals	750,102	(772,637)	545,558	(257,287)	265,736
Softs	547	(87,991)	156,789	(104,119)	(34,774)
Stock indices	1,876,503	(665,161)	22,049	(341,276)	892,115
Total futures contracts	5,416,176	(1,974,375)	871,263	(904,692)	3,408,372

Forward currency contracts	476,460	(1,260,906)	3,059,242	(527,838)	1,746,958

Total futures and forward currency contracts	$5,892,636	$(3,235,281)	$3,930,505	$(1,432,530)	$5,155,330

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2017 and 2016 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2017 and 2016

	Three months	Three months
	ended:	ended:
	March 31,	March 31,
Sector	2017	2016
Futures contracts:
Energies	$(2,711,704)	$1,011,721
Grains	85,133	356,917
Interest rates	(317,559)	12,345,114
Livestock	(229,000)	(3,700)
Metals	199,742	(600,975)
Softs	419,398	(901,352)
Stock indices	14,447,557	3,191,703
Total futures contracts	11,893,567	15,399,428

Forward currency contracts	(110,698)	1,843,988

Total futures and forward currency contracts	$11,782,869	$17,243,416

For the three months ended March 31, 2017 and 2016, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2017	2016

Average bought	18,521	12,220
Average sold	17,868	12,401
Average notional	$2,040,356,435	$1,416,000,000

The customer agreements between the Master Fund, the futures clearing brokers including, Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG) and SG Americas Securities, LLC., as well as the FX prime broker, Deutsche Bank AG, and the swap dealer, Morgan Stanley & Co., LLC, give the Master Fund the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Master Fund netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

Offsetting of derivative assets and liabilities at March 31, 2017

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$4,941,362	$(1,379,528)	$3,561,834
Counterparty I	5,059,806	(1,904,409)	3,155,397
Total futures contracts	10,001,168	(3,283,937)	6,717,231

Forward currency contracts
Counterparty G	-	-	-
Counterparty H	6,411,446	(4,424,347)	1,987,099
Total forward currency contracts	6,411,446	(4,424,347)	1,987,099
Total assets	$16,412,614	$(7,708,284)	$8,704,330

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statement of	the Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts
Counterparty G	$2,678,324	$(1,081,675)	$1,596,649
Total liabilities	$2,678,324	$(1,081,675)	$1,596,649

		Amounts Not Offset in the Statement of Financial Condition

	Net amounts of
	Assets
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$3,561,834	$-	$(3,561,834)	$-
Counterparty I	3,155,397	-	(3,155,397)	-
Counterparty H	1,987,099	-	-	1,987,099
Total	$8,704,330	$-	$(6,717,231)	$1,987,099

		Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Liabilities
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty G	$1,596,649	$-	$(1,596,649)	$-
Total	$1,596,649	$-	$(1,596,649)	$-

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

(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2017.

(4) Net amount represents the amounts owed by the Partnership to each counterparty as of March 31, 2017.

Offsetting of derivative assets and liabilities at December 31, 2016

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$3,612,002	$(1,405,548)	$2,206,454
Counterparty I	2,675,437	(1,473,519)	1,201,918
Total futures contracts	6,287,439	(2,879,067)	3,408,372

Forward currency contracts
Counterparty G	$1,707,952	$(615,087)	$1,092,865
Counterparty H	1,827,750	(1,173,657)	654,093
Total forward currency contracts	$3,535,702	$(1,788,744)	$1,746,958
Total assets	$9,823,141	$(4,667,811)	$5,155,330

		Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$2,206,454	$-	$(2,206,454)	$-
Counterparty I	1,201,918	-	(1,201,918)	-
Counterparty G	1,092,865	-	-	1,092,865
Counterparty H	654,093	-	-	654,093

Total	$5,155,330	$-	$(3,408,372)	$1,746,958

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.

(3) Net amount represents the amounts owed to the Partnership by each counterparty as of December 31, 2016. Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2016.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Master Fund’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and MS. The amount of such credit risk was $24,987,226 and $12,232,055 at March 31, 2017 and December 31, 2016, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2017 and 2016. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	March 31, 2017	March 31, 2016
Profit share earned	$5,648	$20,561
Profit share accrued	1,530,321	1,981,827
Total profit share	$1,535,969	$2,002,388

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

7. SUBSEQUENT EVENTS

During the period from April 1, 2017 to May 12, 2017, contributions of $11,322, 177 were made to the Master Fund. The General Partner has performed its evaluation of subsequent events through May 12, 2017, the date the form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through March 31, 2017, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2017

Total
Partners'
Capital of the
Month Ending:	Partnership
March 31, 2017	$179,595,657
December 31, 2016	172,886,333

Three Months
Change in Partners' Capital	$6,709,324
Percent Change	3.88%

THREE MONTHS ENDED MARCH 31, 2017

The increase in the Partnership’s net assets of $6,709,324 was attributable to net income after profit share through its investment in the Master Fund of $4,521,883 and contributions of $7,571,400 which were partially offset by withdrawals of $5,383,959.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2017 increased $233,099 relative to the corresponding period in 2016. The increase was due to an increase in the average net asset value of the Partnership during the three months ended March 31, 2017, relative to the corresponding period in 2016.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2017 increased $15,650 relative to the corresponding period in 2016. The increase was due to an increase in average net assets of the Partnership during the three months ended March 31, 2017, relative to the corresponding period in 2016.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Selling commissions and platform fees for the three months ended March 31, 2017 increased $232,619 relative to the corresponding period in 2016. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the three months ended March 31, 2017, relative to the corresponding period in 2016.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2017 increased $33,978 relative to the corresponding period in 2016. The increase was due mainly to an increase in the Partnership’s average net asset value during the three months ended March 31, 2017, relative to the corresponding period in 2016.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2017 increased $164,633 relative to the corresponding period in 2016. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2017 relative to the corresponding period in 2016, and partially due to an increase in average net assets over the same period.

For the three months ended March 31, 2017, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $7,381,852 from trading operations (including foreign exchange transactions and translations). Management fees of $880,480, brokerage commissions of $108,625, selling commissions and platform fees of $820,055, administrative and operating expenses of $200,030, custody fees and other expenses of $8,305, and profit share of $1,103,786 were paid or accrued. Interest income of $261,312 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $4,521,883.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.11%
Energies	(0.63)%
Grains	(0.23)%
Interest rates	0.07%
Livestock	(0.08)%
Metals	0.13%
Softs	0.03%
Stock indices	4.81%
Trading gain	4.21%

MANAGEMENT DISCUSSION – 2017

Three months ended March 31, 2017

The Partnership registered a solid first quarter gain due to profits from long equity futures positions. Trading of currency forwards was slightly profitable, trading of commodity futures was fractionally negative and trading of interest rate futures was essentially flat.

According to the Brookings Institution and the Financial Times, the global economic recovery is now “broad-based and stable”. Morgan Stanley concurs, stating that a “…synchronous global recovery…is exhibiting more self-sustaining characteristics”. Against this background, long positions in U.S., European and Asian equity futures were broadly profitable. A long VIX trade was also profitable. Short positions in Indian and South African stock futures were marginally negative. Neither the fading of the positive impulses from the Trump election victory nor an increase in political and geopolitical tensions was able to blunt this equity advance.

The U.S. dollar, which had risen sharply during 2016’s fourth quarter, was volatile and weakened during the first three months of 2017 as the difficult reality of governing diminished the election euphoria for the Trump administration. Profits from short U.S. dollar trades versus the currencies of Australia, Brazil, India, Mexico, Russia, and Turkey were offset by the losses from long U.S. dollar positions versus the euro and the currencies of Great Britain, Canada, Japan, Korea, New Zealand, Norway, Sweden and Singapore. Meanwhile, a long euro/short Polish zloty trade and a short euro/long Turkish lira position were each slightly profitable.

Interest rates rose early in the period in response to the improving economic outlook and to evidence that central banks worldwide were pulling back from the long era of ultralow interest rates and quantitative easing. Indeed the U.S. Federal Reserve (the “Fed”) did raise its official rate again by 0.25% during the quarter. Moreover, Mario Draghi, the President of the European Central Bank (the “ECB”), indicated that “there is no longer the sense of urgency in taking further actions.” The People’s Bank of China (the “PBOC”) edged toward a tighter policy during the quarter, as well. Finally, the Bank of England and the Bank of Japan issued improved outlooks for their economies. Later on, however, political tensions in the U.S., Great Britain, the Netherlands, France, Turkey and South Africa and geopolitical tensions and terrorism involving North Korea, South Korea, the U.K., Canada and Syria produced a flight to safety and declining rates. On balance, the sector was flat for the quarter and at month-end the Partnership’s interest rate futures positions remained generally long.

Energy prices were volatile and range-bound in the quarter. Production cut efforts by the Organization of the Petroleum Exporting Countries buoyed prices at times, while increasing U.S. shale production weighed on prices at other times. A long RBOB gasoline position was unprofitable as was trading of crude oil and other products.

Trading of metal futures was marginally profitable as small profits from long aluminum, zinc and palladium positions were larger than small losses from short gold and silver positions.

Trading of soft and agricultural commodities was marginally unprofitable. Grain trading was unprofitable due to losses from a short corn trade early in the period and from long soybean and soybean meal positions. A short wheat position was profitable in March. A short sugar position was also profitable in March. Trading of livestock was slightly negative.

Period ended March 31, 2016

Total
Partners'
Capital of the
Month Ending:	Partnership
March 31, 2016	131,426,405
December 31, 2015	122,195,232

Three Months
Change in Partners' Capital	$9,231,173
Percent Change	7.55%

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

Concerns about global growth that International Monetary Fund Managing Director Christine Lagarde described as ‘…too low, too fragile and facing increased risks to its durability…”, combined with doubts about policy makers’ competence and capabilities, generated strong demand for government securities for most of the quarter. The demand for this debt was underpinned when: the Bank of Japan moved official interest rates into negative territory at the end of January; the Bank of England delayed any potential rate increase; the ECB and the PBOC eased monetary policy in March; and a speech by Fed Chair Janet Yellen squashed expectations for a near term Fed rate increase. Consequently, long positions in U.S., German, French, Italian, British, Japanese, Australian and Canadian notes and bonds were profitable. Long positions in short-term dollar and sterling interest rate futures were also profitable.

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

Foreign exchange trading was also volatile. At the beginning of the year, given the search for safety, declining oil prices and the Fed’s “relatively hawkish” policy position, the U.S. dollar strengthened. Thus, during January and February, long U.S. dollar trades versus the pound sterling, Canadian dollar, Korean won, Russian Ruble and Mexican peso were profitable. The pound fell precipitously when the possibility of Britain’s exit from the EU became more likely and Boris Johnson, the mayor of London, endorsed the move. As the quarter unfolded, however, the PBOC aggressively implemented measures to support the yuan; the G-20 Shanghai Communique in late February signaled a strong stance against currency competition that took some steam out of the U.S. dollar; and the likelihood of a near term increase in interest rates by the Fed diminished, prompting a U.S. dollar decline, especially against emerging market currencies where interest rates tend to be higher. A stabilization of commodity prices also helped the commodity producing countries. A series of events abroad further encouraged the U.S. dollar slippage: Mexico’s surprise February 50 basis point hike in official interest rates; the increasing likelihood of an ouster of President Dilma Rousseff in Brazil; an increase in official rates in South Africa; and rising oil prices and high interest rates supporting the Russian ruble. Consequently, short dollar positions against the currencies of Australia, Brazil, Canada, Columbia, India, Israel, Mexico, New Zealand, Russia, South Africa, and Turkey were profitable. On the other hand, long dollar trades versus the euro, yen, Swiss franc, Swedish krona, Norwegian kroner, Czech koruna, Polish zloty and Chilean peso were unprofitable.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at March 31, 2017 and December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended March 31, 2017.

	Series A		Series B		Series C
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
January 31, 2017	(1,205.4504)	$1,122.65	(318.3410)	$1,254.78	-	$1,278.39
February 28, 2017	(1,136.5058)	1,148.69	(24.8830)	1,285.00	-	1,309.45
March 31, 2017	(1,970.7310)	1,157.98	(9.0040)	1,296.90	-	1,321.85

Total	(4,312.6872)		(352.2280)		-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included herewith:

31.01 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer

31.02 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer

31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification of President and Chief Financial Officer

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
General Partner

Date: May 12, 2017

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)

