Form 10-Q
period 2017-06-30
Millburn Multi-Markets Fund L.P.
filed 2017-08-11
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2017

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

Yes ☐   No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At June 30, 2017 and December 31, 2016 (unaudited)

(b) For the six months ended June 30, 2017 and 2016 (unaudited)

(c) For the three and six months ended June 30, 2017 and 2016 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$178,182,813	$172,886,333
Due from the Master Fund	975,170	2,876,148
Cash and cash equivalents	1,977,298	2,119,000

Total assets	$181,135,281	$177,881,481

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$1,977,000	$2,119,000
Capital withdrawal payable to Limited Partners	975,170	2,076,148
Capital withdrawal payable to General Partner	—	800,000
Due to the Master Fund	298	—

Total liabilities	2,952,468	4,995,148

PARTNERS’ CAPITAL:
General Partner	2,779,838	2,779,224

Limited partners:
Series A (148,784.1603 and 140,590.2950 units outstanding)	164,656,969	158,782,193
Series B (6,863.5287 and 7,017.8811 units outstanding)	8,555,049	8,846,058
Series C (1,723.5124 and 1,930.6399 units outstanding)	2,190,957	2,478,858

Total limited partners	175,402,975	170,107,109

Total partners’ capital	178,182,813	172,886,333

TOTAL	$181,135,281	$177,881,481

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,106.68	$1,129.40
Series B	$1,246.45	$1,260.50
Series C	$1,271.22	$1,283.96

See notes to financial statements (Unaudited)

 Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2017	June 30, 2016

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$345,184	$115,296

EXPENSES:
Management fees	916,282	670,347
Brokerage commissions (allocated from the Master Fund)	137,663	84,437
Selling commissions and platform fees	855,366	608,626
Administrative and operating expenses	131,013	171,906
Custody fees and other expenses (allocated from the Master Fund)	8,487	6,175

Total expenses	2,048,811	1,541,491

NET INVESTMENT LOSS	(1,703,627)	(1,426,195)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	6,111,486	8,230,920
Foreign exchange translation	(13,462)	91,215
Net change in unrealized:
Futures and forward currency contracts	(13,821,492)	1,979,681
Foreign exchange translation	199,113	(133,895)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(43,500)	44,633

Net realized and unrealized gains (losses) allocated from the Master Fund	(7,567,855)	10,212,554

NET INCOME (LOSS)	(9,271,482)	8,786,359

LESS PROFIT SHARE ALLOCATION TO (FROM) THE MASTER FUND	(1,043,709)	1,708,106

NET INCOME (LOSS) AFTER PROFIT SHARE	$(8,227,773)	$7,078,253

(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2017	June 30, 2016

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$606,496	$211,975

EXPENSES:
Management fees	1,796,762	1,317,728
Brokerage commissions (allocated from the Master Fund)	246,288	177,412
Selling commissions and platform fees	1,675,421	1,196,062
Administrative and operating expenses	331,043	337,958
Custody fees and other expenses (allocated from the Master Fund)	16,792	11,695

Total expenses	4,066,306	3,040,855

NET INVESTMENT LOSS	(3,459,810)	(2,828,880)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	13,369,498	19,519,213
Foreign exchange translation	(16,306)	56,455
Net change in unrealized:
Futures and forward currency contracts	(13,835,254)	3,228,965
Foreign exchange translation	411,875	(10,651)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(115,816)	153,153

Net realized and unrealized gains (losses) allocated from the Master Fund	(186,003)	22,947,135

NET INCOME (LOSS)	(3,645,813)	20,118,255

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	60,077	3,508,948

NET INCOME (LOSS) AFTER PROFIT SHARE	$(3,705,890)	$16,609,307

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the six months ended June 30, 2017 and 2016

		Limited Partners
	General Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2016	$2,779,224	$158,782,193	140,590.2950	$8,846,058	7,017.8811	$2,478,858	1,930.6399	$172,886,333

Capital contributions	—	19,643,577	17,021.2694	626,000	492.5395	150,000	114.5939	20,419,577
Capital withdrawals	—	(10,163,810)	(8,827.4041)	(829,356)	(646.8919)	(424,041)	(321.7214)	(11,417,207)
Net income (loss) before profit share	614	(3,551,751)	—	(83,443)	—	(11,233)	—	(3,645,813)
Profit share		(53,240)		(4,210)		(2,627)		(60,077)
PARTNERS’ CAPITAL — June 30, 2017	$2,779,838	$164,656,969	148,784.1603	$8,555,049	6,863.5287	$2,190,957	1,723.5124	$178,182,813

Net Asset Value per Unit at June 30, 2017			$1,106.68		$1,246.45		$1,271.22

		Limited Partners
	General Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2015	$3,041,602	$108,146,251	106,145.4501	$8,380,703	7,449.1566	$2,626,676	2,297.6071	$122,195,232

Capital contributions	—	9,790,000	9,025.5417	10,000	8.3419	—	—	9,800,000
Capital withdrawals	—	(5,672,497)	(5,188.3513)	(291,071)	(232.3890)	(344,490)	(284.8980)	(6,308,058)
Net income before profit share	558,737	17,718,590	—	1,422,066	—	418,862	—	20,118,255
Profit share		(3,140,763)		(284,895)		(83,290)		(3,508,948)
PARTNERS’ CAPITAL — June 30, 2016	$3,600,339	$126,841,581	109,982.6405	$9,236,803	7,225.1095	$2,617,758	2,012.7091	$142,296,481

Net Asset Value per Unit at June 30, 2016			$1,153.29		$1,278.43		$1,300.62

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2017

The following information presents per unit operating performance data for each series for the three months ended June 30, 2017.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,157.98	$1,296.90	$1,321.85

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(11.08)	(6.82)	(6.14)
Total trading and investing losses (1)	(46.74)	(52.38)	(52.52)

Net loss before profit share allocation from Master Fund	(57.82)	(59.20)	(58.66)

Less: profit share allocation from Master Fund (1) (6)	(6.52)	(8.75)	(8.03)

Net loss from operations after profit share allocation from Master Fund	(51.30)	(50.45)	(50.63)

NET ASSET VALUE PER UNIT — End of period	$1,106.68	$1,246.45	$1,271.22

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(5.00)%	(4.57)%	(4.44)%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	(0.57)	(0.68)	(0.61)

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(4.43)%	(3.89)%	(3.83)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.61%	2.86%	2.61%
Profit share allocation from Master Fund (2) (6)	(0.57)	(0.68)	(0.61)

Total expenses	4.04%	2.18%	2.00%

Net investment loss (3) (4) (5)	(3.87)%	(2.12)%	(1.87)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2017

The following information presents per unit operating performance data for each series for the six months ended June 30, 2017.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,129.40	$1,260.50	$1,283.96

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(22.89)	(14.44)	(13.10)
Total trading and investing gains (1)	0.80	0.71	1.66

Net loss before profit share allocation from Master Fund	(22.09)	(13.73)	(11.44)

Less: profit share allocation from Master Fund (1) (6)	0.63	0.32	1.30

Net loss from operations after profit share allocation from Master Fund	(22.72)	(14.05)	(12.74)

NET ASSET VALUE PER UNIT — End of period	$1,106.68	$1,246.45	$1,271.22

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(1.98)%	(1.06)%	(0.89)%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.03	0.05	0.10

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(2.01)%	(1.11)%	(0.99)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.67%	2.92%	2.67%
Profit share allocation from Master Fund (2) (6)	0.03	0.05	0.10

Total expenses	4.70%	2.97%	2.77%

Net investment loss (3) (4) (5)	(4.00)%	(2.25)%	(2.00)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

See notes to financial statements (Unaudited)

(Concluded)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at June 30, 2017 and December 31, 2016 and the results of its operations for the three and six months ended June 30, 2017 and 2016 (unaudited).

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2016.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2017 and December 31, 2016 was 43.16% and 74.91%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

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

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At June 30, 2017 and December 31, 2016, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Series A	148,467.125	108,758.846	145,665.232	107,558.442
Series B	6,897.731	7,426.988	7,009.170	7,438.074
Series C	1,961.044	2,103.651	1,965.278	2,191.804

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2017 to August 11, 2017, the date this form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

(a) At June 30, 2017 and December 31, 2016 (unaudited)

(b) For the six months ended June 30, 2017 and 2016 (unaudited)

(c) For the three and six months ended June 30, 2017 and 2016 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $70,031,373 and $27,441,546)	$69,967,372	$27,428,997
Net unrealized appreciation on open futures and forward currency contracts	—	5,155,330
Due from brokers	3,982,291	547,898
Cash denominated in foreign currencies (cost $19,807,832 and $6,590,374)	20,307,370	6,335,327

Total equity in trading accounts	94,257,033	39,467,552

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $301,718,048 and $179,527,858)	301,400,539	179,440,654

CASH AND CASH EQUIVALENTS	50,579,912	19,892,072

ACCRUED INTEREST RECEIVABLE	872,788	414,884

DUE FROM MILLBURN MULTI-MARKETS LTD.	11,929	100

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	298	—

TOTAL	$447,122,499	$239,215,262

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$24,060,934	$—
Capital withdrawal payable to Limited Partners	975,170	2,929,148
Capital withdrawal payable to General Partner	—	3,294,748
Management fee payable	514,980	320,223
Selling commissions payable	277,895	271,795
Accrued expenses	391,253	184,565
Due to brokers	7,978,487	1,390,404
Commissions and other trading fees on open futures contracts	48,064	24,334

Total liabilities	34,246,783	8,415,217

PARTNERS’ CAPITAL	412,875,716	230,800,045

TOTAL	$447,122,499	$239,215,262

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2017

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Interest rates	(2.87)%	$(11,884,753)
Livestock	(0.02)	$(74,420)
Metals	0.50	2,059,513
Softs	0.00	7,820
Stock indices	(1.24)	(5,110,065)

Total long futures contracts	(3.63)	(15,001,905)

Short futures contracts:
Energies	(0.68)	(2,794,769)
Grains	(0.42)	(1,730,481)
Interest rates	0.00	11,888
Livestock	(0.03)	(113,520)
Metals	(0.60)	(2,477,478)
Softs	0.12	497,625
Stock indices	(0.03)	(123,196)

Total short futures contracts	(1.64)	(6,729,931)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	(5.27)	(21,731,836)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.79	3,225,013
Total short forward currency contracts	(1.35)	(5,554,111)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.56)	(2,329,098)

TOTAL	(5.83)%	$(24,060,934)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2017

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$92,940,000	U.S. Treasury notes, 0.875%, 08/15/2017	22.51%	$92,932,739
92,940,000	U.S. Treasury notes, 0.875%, 11/15/2017	22.50	92,876,467
92,940,000	U.S. Treasury notes, 1.000%, 02/15/2018	22.48	92,829,271
92,940,000	U.S. Treasury notes, 1.000%, 05/15/2018	22.46	92,729,434
	Total investments in U.S. Treasury notes (amortized cost $371,749,421)	89.95%	$371,367,911

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2016

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.05%	$115,591
Grains	(0.00)	(2,980)
Interest rates
10 Year U.S. Treasury Note (4 contracts, settlement date March 2017)	0.00	3,188
Other interest rates	0.96	2,222,359

Total interest rates	0.96	2,225,547

Livestock	0.00	2,280
Metals	(0.01)	(22,535)
Softs	(0.04)	(87,444)
Stock indices	0.53	1,211,342

Total long futures contracts	1.49	3,441,801

Short futures contracts:
Energies	(0.03)	(75,226)
Grains	0.02	51,885
Interest rates	(0.01)	(31,802)
Metals	0.12	288,271
Softs	0.02	52,670
Stock indices	(0.14)	(319,227)

Total short futures contracts	(0.02)	(33,429)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	1.47	3,408,372

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.34)	(784,446)
Total short forward currency contracts	1.10	2,531,404

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.76	1,746,958

TOTAL	2.23%	$5,155,330

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2016

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$51,750,000	U.S. Treasury notes, 0.625%, 02/15/2017	22.43%	$51,755,054
51,140,000	U.S. Treasury notes, 0.875%, 05/15/2017	22.18	51,192,938
53,140,000	U.S. Treasury notes, 0.875%, 08/15/2017	23.04	53,186,705
50,730,000	U.S. Treasury notes, 0.875%, 11/15/2017	21.98	50,734,954
	Total investments in U.S. Treasury notes
	(amortized cost $206,969,404)	89.63%	$206,869,651

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30,	June 30,
	2017	2016
INVESTMENT INCOME — Interest income	$771,575	$156,997

EXPENSES:
Brokerage fees	303,928	114,887
Management fees	1,528,976	728,853
Selling commissions and platform fees	860,970	612,093
Administrative and operating expenses	206,292	203,063
Custody fees and other expenses	18,212	8,279
Total expenses	2,918,378	1,667,175

NET INVESTMENT LOSS	(2,146,803)	(1,510,178)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	13,024,008	11,109,765
Foreign exchange translation	(31,460)	123,543
Net change in unrealized:
Futures and forward currency contracts	(31,168,615)	2,544,503
Foreign exchange translation	437,969	(181,799)
Net gains (losses) from U.S. Treasury notes
Net change in unrealized	(93,144)	57,403
Total net realized and unrealized gains (losses)	(17,831,242)	13,653,415

NET INCOME (LOSS)	(19,978,045)	12,143,237
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	(1,472,397)	1,799,316
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(18,505,648)	$10,343,921

(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2017	2016
INVESTMENT INCOME — Interest income	$1,199,438	$290,009

EXPENSES:
Brokerage fees	484,536	242,807
Management fees	2,663,055	1,440,362
Selling commissions and platform fees	1,684,666	1,202,940
Administrative and operating expenses	464,045	400,318
Custody fees and other expenses	29,336	15,878
Total expenses	5,325,638	3,302,305

NET INVESTMENT LOSS	(4,126,200)	(3,012,296)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	22,854,526	26,632,508
Foreign exchange translation	(37,614)	75,691
Net change in unrealized:
Futures and forward currency contracts	(29,216,264)	4,265,176
Foreign exchange translation	754,585	(12,090)
Net gains (losses) from U.S. Treasury notes
Net change in unrealized	(281,757)	206,693
Total net realized and unrealized gains (losses)	(5,926,524)	31,167,978

NET INCOME (LOSS)	(10,052,724)	28,155,682
LESS PROFIT SHARE TO GENERAL PARTNER	63,572	3,801,704
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(10,116,296)	$24,353,978

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the six months ended June 30, 2017:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2017	$229,993,162	$—	$806,883	$230,800,045
Contributions	205,759,581	63,572	—	205,823,153
Withdrawals	(13,631,186)	—	—	(13,631,186)
Net income (loss) before profit share	(10,050,772)	(3,043)	1,091	(10,052,724)
General Partner’s allocation - profit share	(63,572)	—	—	(63,572)
PARTNERS’ CAPITAL- June 30, 2017	$412,007,213	$60,529	$807,974	$412,875,716

For the six months ended June 30, 2016:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2016	$167,109,009	$—	$938,206	$168,047,215
Contributions	9,900,000	116,591	—	10,016,591
Withdrawals	(10,186,135)	—	—	(10,186,135)
Net income before profit share	27,971,933	10,013	173,736	28,155,682
General Partner’s allocation - profit share	(3,801,704)	—	—	(3,801,704)
PARTNERS’ CAPITAL- June 30, 2016	$190,993,103	$126,604	$1,111,942	$192,231,649

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Total return before General Partner profit share allocation (3)	(4.48)%	6.99%	(0.86)%	17.09%
Less: General Partner profit share allocation (3)	(0.73)	1.39	—	3.22

Total return after General Partner profit share allocation (3)	(3.75)%	5.60%	(0.86)%	13.87%

Ratios to average net asset value:
Expenses (1) (4)	2.40%	2.52%	2.46%	2.56%
General Partner profit share allocation (3)	(0.73)	1.39	—	3.22

Total expenses (1)	1.67%	3.91%	2.46%	5.78%

Net investment loss (1) (2) (4)	(1.68)%	(2.16)%	(1.80)%	(2.24)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the Partnership’s proportionate share of expenses allocated from the Partnership’s operations.

(2) Excludes General Partner profit share allocation and includes interest income.

(3) Not Annualized.

(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Total return before General Partner profit share allocation (3)	(4.59)%	6.64%	(1.38)%	16.55%
Less: General Partner profit share allocation (3)	(0.36)	0.98	0.02	2.09

Total return after General Partner profit share allocation (3)	(4.23)%	5.66%	(1.40)%	14.46%

Ratios to average net asset value:
Expenses (1) (4)	2.84%	3.60%	3.10%	3.60%
General Partner profit share allocation (3)	(0.36)	0.98	0.02	2.09

Total expenses (1)	2.48%	4.58%	3.12%	5.69%

Net investment loss (1) (2) (4)	(2.08)%	(3.28)%	(2.40)%	(3.28)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the proportionate share of expenses of the Partnership and the Cayman Feeder for the period ending June 30, 2017 and June 30, 2016.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership and Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2017 (unaudited) and December 31, 2016 and the results of its operations for the three and six months ended June 30, 2017 and 2016 (unaudited).

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

The Master Fund enters into contracts with various financial institutions that contain a variety of indemnifications. The Master Fund’s maximum exposure under these arrangements is unknown. However, the Master Fund has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At June 30, 2017 and December 31, 2016, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	June 30,	December 31,
	2017	2016
Partnership	43.16%	74.91%
Cayman Feeder	46.36%	6.68%

Total	89.52%	81.59%

The capital withdrawals payable at June 30, 2017 and December 31, 2016 were $975,170 and $6,223,896, respectively, as detailed below.

	June 30,	December 31,
	2017	2016
Direct investors (1)	$—	$3,294,748
Partnership	975,170	2,876,148
Cayman Feeder	—	53,000

Total	$975,170	$6,223,896

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

During the three and six months ended June 30, 2017 and 2016, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of June 30, 2017 and December 31, 2016 in valuing the Master Fund’s investments at fair value. At June 30, 2017 and December 31, 2016, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2017

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$371,367,911	$—	$371,367,911

Short-Term Money Market Fund*	50,329,912	—	50,329,912
Exchange-traded futures contracts
Energies	(2,794,769)	—	(2,794,769)
Grains	(1,730,481)	—	(1,730,481)
Interest rates	(11,872,865)	—	(11,872,865)
Livestock	(187,940)	—	(187,940)
Metals	(417,965)	—	(417,965)
Softs	505,445	—	505,445
Stock indices	(5,233,261)	—	(5,233,261)

Total exchange-traded futures contracts	(21,731,836)	—	(21,731,836)

Over-the-counter forward currency contracts	—	(2,329,098)	(2,329,098)

Total futures and forward currency contracts (2)	(21,731,836)	(2,329,098)	(24,060,934)

Total financial assets and liabilities at fair value	$399,965,987	$(2,329,098)	$397,636,889

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$69,967,372
Investments in U.S. Treasury notes held in custody			301,400,539
Total investments in U.S. Treasury notes			$371,367,911

(2)
Net unrealized appreciation on open futures and forward currency contracts			$—
Net unrealized depreciation on open futures and forward currency contracts			(24,060,934)
Total net unrealized appreciation on open futures and forward currency contracts			$(24,060,934)

 * The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2016

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$206,869,651	$—	$206,869,651

Exchange-traded futures contracts
Energies	40,365	—	40,365
Grains	48,905	—	48,905
Interest rates	2,193,745	—	2,193,745
Livestock	2,280	—	2,280
Metals	265,736	—	265,736
Softs	(34,774)	—	(34,774)
Stock indices	892,115	—	892,115

Total exchange-traded futures contracts	3,408,372	—	3,408,372

Over-the-counter forward currency contracts	—	1,746,958	1,746,958

Total futures and forward currency contracts (2)	3,408,372	1,746,958	5,155,330

Total financial assets and liabilities at fair value	$210,278,023	$1,746,958	$212,024,981

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$27,428,997
Investments in U.S. Treasury notes held in custody			179,440,654
Total investments in U.S. Treasury notes			$206,869,651

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,155,330
Net unrealized depreciation on open futures and forward currency contracts			—
Total unrealized appreciation on open futures and forward currency contracts			$5,155,330

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2017 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2017 and December 31, 2016. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2017

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$—	$—	$430,803	$(3,225,572)	$(2,794,769)
Grains	—	—	38,225	(1,768,706)	(1,730,481)
Interest rates	599,131	(12,483,884)	11,965	(77)	(11,872,865)
Livestock	2,020	(76,440)	—	(113,520)	(187,940)
Metals	2,128,681	(69,168)	164,656	(2,642,134)	(417,965)
Softs	9,340	(1,520)	572,920	(75,295)	505,445
Stock indices	128,931	(5,238,996)	37,302	(160,498)	(5,233,261)
Total futures contracts	2,868,103	(17,870,008)	1,255,871	(7,985,802)	(21,731,836)

Forward currency contracts	5,145,604	(1,920,591)	1,554,297	(7,108,408)	(2,329,098)

Total futures and forward currency contracts	$8,013,707	$(19,790,599)	$2,810,168	$(15,094,210)	$(24,060,934)

Fair value of futures and forward currency contracts at December 31, 2016

					Net
					Unrealized
					Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$125,805	$(10,214)	$23,840	$(99,066)	$40,365
Grains	—	(2,980)	122,923	(71,038)	48,905
Interest rates	2,658,089	(432,542)	104	(31,906)	2,193,745
Livestock	5,130	(2,850)	—	—	2,280
Metals	750,102	(772,637)	545,558	(257,287)	265,736
Softs	547	(87,991)	156,789	(104,119)	(34,774)
Stock indices	1,876,503	(665,161)	22,049	(341,276)	892,115
Total futures contracts	5,416,176	(1,974,375)	871,263	(904,692)	3,408,372

Forward currency contracts	476,460	(1,260,906)	3,059,242	(527,838)	1,746,958

Total futures and forward currency contracts	$5,892,636	$(3,235,281)	$3,930,505	$(1,432,530)	$5,155,330

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2017 and 2016 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2017 and 2016

	Three months	Three months	Six months	Six months
	ended:	ended:	ended:	ended:
	June 30,	June 30,	June 30,	June 30,
Sector	2017	2016	2017	2016
Futures contracts:
Energies	$(6,031,328)	$(1,196,418)	$(8,743,032)	$(184,697)
Grains	(5,356,393)	2,907,251	(5,271,260)	3,264,168
Interest rates	(7,310,285)	11,001,743	(7,627,844)	23,346,857
Livestock	(303,720)	11,960	(532,720)	8,260
Metals	72,075	(967,645)	271,817	(1,568,620)
Softs	1,999,871	57,539	2,419,269	(843,813)
Stock indices	10,246,725	1,073,387	24,694,282	4,265,090
Total futures contracts	(6,683,055)	12,887,817	5,210,512	28,287,245

Forward currency contracts	(11,461,552)	766,451	(11,572,250)	2,610,439

Total futures and forward currency contracts	$(18,144,607)	$13,654,268	$(6,361,738)	$30,897,684

For the three months ended June 30, 2017 and 2016, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2017	2016

Average bought	31,218	11,887
Average sold	29,062	10,964
Average notional	$3,434,000,000	$1,405,000,000

The customer agreements between the Master Fund, the futures clearing brokers including, Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG) and SG Americas Securities, LLC, as well as the FX prime broker, Deutsche Bank AG, and the swap dealer, Morgan Stanley & Co., LLC, give the Master Fund the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Master Fund netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

The following table represents gross amounts of assets or liabilities which qualify for offset as presented per the Statement of Financial Condition as of June 30, 2017 and December 31, 2016.

Offsetting of derivative assets and liabilities at June 30, 2017

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statement of	the Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$10,455,337	$(878,883)	$9,576,454
Counterparty I	15,400,473	(3,245,091)	12,155,382
Total futures contracts	25,855,810	(4,123,974)	21,731,836

Forward currency contracts
Counterparty G	$5,195,915	$(3,375,063)	$1,820,852
Counterparty H	3,833,084	(3,324,838)	508,246
Total forward contracts	9,028,999	(6,699,901)	2,329,098

Total liabilities	$34,884,809	$(10,823,875)	$24,060,934

Amounts Not Offset in the Statement
of Financial Condition

	Net amounts of
	Liabilities
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(3)

Counterparty C	$9,576,454	$—	$(9,576,454)	$—
Counterparty I	12,155,382	—	(12,155,382)
Counterparty G	1,820,852	—	—	1,820,852
Counterparty H	508,246	—	—	508,246
Total	$24,060,934	$—	$(21,731,836)	$2,329,098

(1) Collateral pledged includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.

(3) Net amount represents the amounts owed by the Partnership to each counterparty as of June 30, 2017.

Offsetting of derivative assets and liabilities at December 31, 2016

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$3,612,002	$(1,405,548)	$2,206,454
Counterparty I	2,675,437	(1,473,519)	1,201,918
Total futures contracts	6,287,439	(2,879,067)	3,408,372

Forward currency contracts
Counterparty G	$1,707,952	$(615,087)	$1,092,865
Counterparty H	1,827,750	(1,173,657)	654,093
Total forward currency contracts	3,535,702	(1,788,744)	1,746,958

Total assets	$9,823,141	$(4,667,811)	$5,155,330

		Amounts Not Offset in the Statement of Financial Condition

	Net amounts of
	Assets
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$2,206,454	$—	$(2,206,454)	$—
Counterparty I	1,201,918	—	(1,201,918)	—
Counterparty G	1,092,865	—	—	1,092,865
Counterparty H	654,093	—	—	654,093

Total	$5,155,330	$—	$(3,408,372)	$1,746,958

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.

(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amounts owed to the Partnership by each counterparty as of December 31, 2016. Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2016.

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

The Master Fund’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Master Fund’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and MS. The amount of such credit risk was $25,181,222 and $12,232,055 at June 30, 2017 and December 31, 2016, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2017 and 2016. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	June 30, 2017	June 30, 2016
Profit share earned	$57,924	$96,031
Reversal of profit share (1)	(1,530,321)	(1,981,827)
Profit share accrued	—	3,685,112
Total profit share	$(1,472,397)	$1,799,316

	Six months ended:	Six months ended:
	June 30, 2017	June 30, 2016
Profit share earned	$63,572	$116,592
Profit share accrued	—	3,685,112
Total profit share	$63,572	$3,801,704

(1) On April 1st

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

7. SUBSEQUENT EVENTS

During the period from July 1, 2017 to August 11, 2017, contributions of $63,211,000 were made to the Master Fund. The General Partner has performed its evaluation of subsequent events through August 11, 2017, the date the form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, “Financial Statements.” The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

The Partnership invests substantially all of its assets in the Master Fund. Due to the nature of the Master Fund’s business, its results of operations depend on the General Partner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The General Partner’s investment and trading methods are confidential so that substantially the only information that can be furnished regarding the Master Fund’s results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Master Fund, and its past performance is not necessarily indicative of future results. The General Partner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Master Fund has a better likelihood of being profitable than in others.

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

The financial instruments traded by the Master Fund contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures, forward, and spot contracts or the Master Fund’s satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Master Fund.

Due to the nature of the Master Fund’s business, substantially all its assets are represented by cash, cash equivalents, and U.S. government obligations, while the Master Fund maintains its market exposure through open futures, forward, and spot contract positions.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through June 30, 2017, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2017

Total
Partners’
Capital of the
Month Ending:	Partnership
June 30, 2017	$178,182,813
March 31, 2017	179,595,657
December 31, 2016	172,886,333

	Three Months	Six Months
Change in Partners’ Capital	$(1,412,844)	$5,296,480
Percent Change	(0.79)%	3.06%

THREE MONTHS ENDED JUNE 30, 2017

The decrease in the Partnership’s net assets of $1,412,844 was attributable to net loss after profit share of $8,227,773, and withdrawals of $6,033,248 which were partially offset by contributions of $12,848,177.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2017 increased $245,935 relative to the corresponding period in 2016. The increase was due to an increase in the average net asset value of the Partnership during the three months ended June 30, 2017, relative to the corresponding period in 2016.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2017 increased $53,226 relative to the corresponding period in 2016. The increase was due to an increase in average net assets of the Partnership during the three months ended June 30, 2017, relative to the corresponding period in 2016.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended June 30, 2017 increased $246,740 relative to the corresponding period in 2016. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the three months ended June 30, 2017, relative to the corresponding period in 2016.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2017 decreased $40,893 relative to the corresponding period in 2016. The decrease was due mainly to the Partnership no longer paying TMC for legal and accounting services during the three months ended June 30, 2017, relative to the corresponding period in 2016.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2017 increased $229,888 relative to the corresponding period in 2016. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2017 relative to the corresponding period in 2016, and partially due to an increase in average net assets over the same period.

For the three months ended June 30, 2017, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized losses of $7,567,855 from its trading operations (including foreign exchange transactions and translations). Management fees of $916,282, brokerage commissions of $137,663, selling commissions and platform fees of $855,366, administrative and operating expenses of $131,013, and custody fees and other expenses of $8,487 were incurred. Interest income of $345,184 and the reversal of accrued profit share to the General Partner of $1,043,709 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $8,227,773.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(2.79)%
Energies	(1.50)%
Grains	(1.27)%
Interest rates	(1.59)%
Livestock	(0.07)%
Metals	0.02%
Softs	0.48%
Stock indices	2.60%
Trading loss	(4.12)%

SIX MONTHS ENDED JUNE 30, 2017

The increase in the Partnership’s net assets of $5,296,480 was attributable to contributions of $20,419,577 which were offset by net loss after profit share through its investment in the Master Fund of $3,705,890 and withdrawals of $11,417,207.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2017 increased $479,034 relative to the corresponding period in 2016. The increase was due to an increase in the average net asset value of the Partnership during the six months ended June 30, 2017, relative to the corresponding period in 2016.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2017 increased $68,876 relative to the corresponding period in 2016. The increase was due an increase in average net assets of the Partnership during the six months ended June 30, 2017, relative to the corresponding period in 2016.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the six months ended June 30, 2017 increased $479,359 relative to the corresponding period in 2016. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the six months ended June 30, 2017, relative to the corresponding period in 2016.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2017 decreased $6,915 relative to the corresponding period in 2016. The decrease was due mainly to the Partnership no longer paying TMC for legal and accounting services during the six months ended June 30, 2017, relative to the corresponding period in 2016.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2017 increased $394,521 relative to the corresponding period in 2016. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2017 relative to the corresponding period in 2016, and partially due to an increase in average net assets over the same period.

For the six months ended June 30, 2017, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $186,003 from trading operations (including foreign exchange transactions and translations). Management fees of $1,796,762, brokerage commissions of $246,288, selling commissions and platform fees of $1,675,421, administrative and operating expenses of $331,043, custody fees and other expenses of $16,792, and profit share of $60,077 were paid or accrued. Interest income of $606,496 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $3,705,890.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(2.71)%
Energies	(2.15)%
Grains	(1.54)%
Interest rates	(1.55)%
Livestock	(0.19)%
Metals	0.11%
Softs	0.47%
Stock indices	7.47%
Trading loss	(0.09)%

MANAGEMENT DISCUSSION – 2017

Three months ended June 30, 2017

The Partnership sustained a decline in returns during the second quarter of 2017 due largely to losses from trading financial and energy futures in the wake of hawkish monetary policy comments from the heads of several central banks at the European Central Bank (“ECB”) conference in Sintra, Portugal late in June (the “Sintra Conference”). For the quarter, losses from trading interest rate, energy and grain futures and currency forwards outweighed gains from trading equity and soft commodity futures. Trading of metal and livestock futures were each nearly flat.

Mario Draghi from the ECB, Mark Carney from the Bank of England and Stephen Poloz from the Bank of Canada each indicated at the Sintra Conference that with global growth broadening and strengthening, the time is approaching for 10 years of extraordinarily easy monetary policy to come to an end.  Janet Yellen from the Federal Reserve had provided a similar comment after the recent Federal Open Market Committee meeting. In response, global interest rates, which had been falling or stable for most of the quarter, spiked higher and long interest rate futures positions, which had been profitable through June 26th, turned unprofitable. Long positions in German and British interest rate futures were unprofitable. Long positions in French and Italian bond futures, which had benefitted from the French election results and from the Italian bank rescues, were profitable, although the gains were reduced significantly after the Sintra Conference. Long positions in U.S. note and bond futures were also profitable albeit with reductions at the end of June.

Foreign exchange trading remained volatile as the U.S. dollar, buffeted by conflicting influences, declined markedly in a saw-toothed pattern during the quarter. On the one hand, persistent increases in the official interest rate by the Federal Reserve were supportive of the dollar. On the other hand, the fact that growth in Europe and Asia was accelerating while growth in the U.S. remained tepid, and that politics in the U.S. was becoming increasingly more volatile while the political outlook in Europe had improved significantly, weighed on the U.S. dollar. Finally, the fact that comments from the Sintra Conference suggested a relative tightening of non-U.S. monetary policy also worked against the U.S. dollar. Consequently, long dollar positions against the currencies of Australia, the U.K., Canada, New Zealand, Europe, Switzerland, Sweden, Norway, Poland, Japan and Singapore were unprofitable. Short dollar carry trades in the Brazilian real and Russian ruble were also unprofitable as political uncertainties in each country prompted declines that outweighed the interest rate advantages. A long Mexican peso trade was profitable as the market came to believe that the impact of the Trump Presidency on Mexico would be less than initially feared.

Energy prices displayed sharp swings within a broad range during the quarter. On balance, trading of crude oil, RBOB gasoline, London gas oil, heating oil and natural gas were each unprofitable, with significant losses occurring on short energy positions late in the period as the dollar fell and energy prices rose after the Sintra Conference comments.

Long positions in most European and Asian equity futures were profitable against the backdrop of the IMF, the Brookings Institution, the Financial Times and central banks around the globe agreeing that the economic recovery is broadening throughout Europe and Asia; recent elections in France, the Netherlands and the U.K., producing moderate rather than extreme outcomes; a generally weakening U.S. dollar; and signs that China is addressing its debt problems. A short VIX position was also fractionally profitable. U.S. equity futures were slightly profitable as gains from long S&P and Dow Jones futures positions were partially offset by losses from trading the Nasdaq futures. Long positions in Dutch and Canadian futures were unprofitable. The sector gains were reduced markedly when interest rates rose sharply late in June.

Short wheat, corn and soybean trades were unprofitable late in quarter as a drought in the U.S. high plains region and reduced wheat plantings in Canada underpinned prices. In addition, long soybean and soybean meal positions were unprofitable in April and May.

A short sugar position was profitable and, to a lesser extent, so too were short coffee and cocoa trades.

The profits from a short silver trade were countered by losses from trading gold, platinum and most industrial metals.

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

Interest rates rose early in the period in response to the improving economic outlook and to evidence that central banks worldwide were pulling back from the long era of ultralow interest rates and quantitative easing. Indeed the U.S. Federal Reserve (the “Fed”) did raise its official rate again by 0.25% during the quarter. Moreover, Mario Draghi, the President of ECB, indicated that “there is no longer the sense of urgency in taking further actions.” The People’s Bank of China (the “PBOC”) edged toward a tighter policy during the quarter, as well. Finally, the Bank of England and the Bank of Japan issued improved outlooks for their economies. Later on, however, political tensions in the U.S., Great Britain, the Netherlands, France, Turkey and South Africa and geopolitical tensions and terrorism involving North Korea, South Korea, the U.K., Canada and Syria produced a flight to safety and declining rates. On balance, the sector was flat for the quarter and at month-end the Partnership’s interest rate futures positions remained generally long.

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

Periods ended June 30, 2016

Month Ending:		Total Partners’ Capital of the Partnership
June 30, 2016		$142,296,481
March 31, 2016		131,426,405
December 31, 2015		122,195,232

	Three Months	Six Months
Change in Partners’ Capital	$10,870,076	$20,101,249
Percent Change	8.27%	16.45%

THREE MONTHS ENDED JUNE 30, 2016

The increase in the Partnership’s net assets of $10,870,076 was attributable to net income after profit share of $7,078,253, and contributions of $7,567,000 which were partially offset by withdrawals of $3,775,177.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2016 increased $69,798 relative to the corresponding period in 2015. The increase was due to an increase in the average net asset value of the Partnership during the three months ended June 30, 2016, relative to the corresponding period in 2015.

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

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended June 30, 2016 increased $60,384 relative to the corresponding period in 2015. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the three months ended June 30, 2016, relative to the corresponding period in 2015.

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

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.40%
Energies	(0.67)%
Grains	1.61%
Interest rates	6.06%
Livestock	0.00%
Metals	(0.54)%
Softs	0.03%
Stock indices	0.59%
Trading gain	7.48%

SIX MONTHS ENDED JUNE 30, 2016

The increase in the Partnership’s net assets of $20,101,249 was attributable to net income after profit share through its investment in the Master Fund of $16,609,307 and contributions of $9,800,000 which were partially offset by withdrawals of $6,308,058.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2016 increased $109,472 relative to the corresponding period in 2015. The increase was due to an increase in the average net asset value of the Partnership during the six months ended June 30, 2016, relative to the corresponding period in 2015.

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

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the six months ended June 30, 2016 increased $91,836 relative to the corresponding period in 2015. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the six months ended June 30, 2016, relative to the corresponding period in 2015.

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

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.49%
Energies	0.05%
Grains	1.87%
Interest rates	13.92%
Livestock	0.06%
Metals	(0.81)%
Softs	(0.42)%
Stock indices	2.39%
Trading gain	18.55%

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

Long positions in U.S., German, French, British, Canadian and Australian interest rate futures were profitable, particularly after the U.K. voters’ surprise vote to have the U.K. leave the European Union (the “EU”) produced a flight to safety and an expectation that easier monetary policy would be forthcoming rather broadly going forward. The weak June employment report in the U.S. that prompted another delay in the Fed rate rise program had underpinned the prices of note, bond and short term interest rate futures earlier. The fact that growth and inflation have failed to accelerate convincingly, and that the World Bank, International Monetary Fund and Organization for Economic Co-operation and Development among others have lowered their global growth projections also supported fixed income prices.

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

Concerns about global growth that International Monetary Fund Managing Director Christine Lagarde described as ’…too low, too fragile and facing increased risks to its durability…”, combined with doubts about policy makers’ competence and capabilities, generated strong demand for government securities for most of the quarter. The demand for this debt was underpinned when: the Bank of Japan moved official interest rates into negative territory at the end of January; the Bank of England delayed any potential rate increase; the ECB and PBOC eased monetary policy in March; and a speech by Fed Chair Janet Yellen squashed expectations for a near term Fed rate increase. Consequently, long positions in U.S., German, French, Italian, British, Japanese, Australian and Canadian notes and bonds were profitable. Long positions in short-term dollar and sterling interest rate futures were also profitable.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at June 30, 2017 and December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Agreement of Limited Partnership, the Partnership may sell Unit at the beginning of each calendar month.  On May 1, 2017 and June 1, 2017 the Partnership sold Units to new and existing limited partners of $2,597,500 and $3,866,000 respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended June 30, 2017.

	Series A		Series B		Series C
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
April 30, 2017	(2,145.6557)	$1,171.59	(262.2532)	$1,313.69	—	$1,339.24
May 31, 2017	(1,574.7402)	1,162.13	(23.0407)	1,304.57	(255.3054)	1,330.22
June 30, 2017	(794.3210)	1,106.68	(9.3700)	1,246.45	(66.4160)	1,271.22

Total	(4,514.7169)		(294.6639)		(321.7214)

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
General Partner

Date: August 11, 2017

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)