Form 10-Q
period 2017-09-30
Millburn Multi-Markets Fund L.P.
filed 2017-11-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2017

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

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At September 30, 2017 and December 31, 2016 (unaudited)

(b) For the nine months ended September 30, 2017 and 2016 (unaudited)

(c) For the three and nine months ended September 30, 2017 and 2016 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$179,662,569	$172,886,333
Due from the Master Fund	2,480,864	2,876,148
Cash and cash equivalents	807,107	2,119,000

Total assets	$182,950,540	$177,881,481

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$807,000	$2,119,000
Capital withdrawal payable to Limited Partners	2,480,864	2,076,148
Capital withdrawal payable to General Partner	—	800,000
Due to the Master Fund	107	—

Total liabilities	3,287,971	4,995,148

PARTNERS’ CAPITAL:
General Partner	2,897,144	2,779,224

Limited partners:
Series A (143,576.1126 and 140,590.2950 units outstanding)	163,661,026	158,782,193
Series B (6,982.9299 and 7,017.8811 units outstanding)	8,976,840	8,846,058
Series C (3,146.8994 and 1,930.6399 units outstanding)	4,127,559	2,478,858

Total limited partners	176,765,425	170,107,109

Total partners’ capital	179,662,569	172,886,333

TOTAL	$182,950,540	$177,881,481

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,139.89	$1,129.40
Series B	$1,285.54	$1,260.50
Series C	$1,311.63	$1,283.96

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2017	September 30, 2016
INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$399,476	$168,252

EXPENSES:
Management fees	912,657	796,810
Brokerage commissions (allocated from the Master Fund)	144,862	90,460
Selling commissions and platform fees	847,959	723,400
Administrative and operating expenses	159,790	203,842
Custody fees and other expenses (allocated from the Master Fund)	8,005	6,867

Total expenses	2,073,273	1,821,379

NET INVESTMENT LOSS	(1,673,797)	(1,653,127)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(684,481)	5,049,885
Foreign exchange translation	258,680	(23,059)
Net change in unrealized:
Futures and forward currency contracts	7,997,669	(2,088,358)
Foreign exchange translation	(14,722)	81,655
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	42,731	(32,504)

Net realized and unrealized gains allocated from the Master Fund	7,599,877	2,987,619

NET INCOME	5,926,080	1,334,492

LESS PROFIT SHARE ALLOCATION	386,837	254,063
FROM THE MASTER FUND

NET INCOME AFTER PROFIT SHARE	$5,539,243	$1,080,429

(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2017	September 30, 2016
INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$1,005,972	$380,227

EXPENSES:
Management fees	2,709,419	2,114,538
Brokerage commissions (allocated from the Master Fund)	391,150	267,872
Selling commissions and platform fees	2,523,380	1,919,462
Administrative and operating expenses	490,833	541,800
Custody fees and other expenses (allocated from the Master Fund)	24,797	18,562

Total expenses	6,139,579	4,862,234

NET INVESTMENT LOSS	(5,133,607)	(4,482,007)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains on closed positions:
Futures and forward currency contracts	12,685,017	24,569,098
Foreign exchange translation	242,374	33,396
Net change in unrealized:
Futures and forward currency contracts	(5,837,585)	1,140,607
Foreign exchange translation	397,153	71,004
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(73,085)	120,649

Net realized and unrealized gains allocated from the Master Fund	7,413,874	25,934,754

NET INCOME	2,280,267	21,452,747

LESS PROFIT SHARE ALLOCATION	446,914	3,763,011
FROM THE MASTER FUND

NET INCOME AFTER PROFIT SHARE	$1,833,353	$17,689,736

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the nine months ended September 30, 2017 and 2016

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2016	$2,779,224	$158,782,193	140,590.2950	$8,846,058	7,017.8811	$2,478,858	1,930.6399	$172,886,333

Capital contributions	—	22,783,577	19,836.2183	952,000	752.2613	315,000	240.6106	24,050,577
Capital withdrawals	—	(17,672,573)	(15,358.9212)	(1,011,080)	(787.2125)	(424,041)	(321.7214)	(19,107,694)
Transfers between Series		(1,663,205)	(1,491.4795)			1,663,205	1,297.3703	—
Net income before profit share	117,920	1,806,103	—	240,618	—	115,626	—	2,280,267
Profit share		(375,069)		(50,756)		(21,089)		(446,914)
PARTNERS’ CAPITAL — September 30, 2017	$2,897,144	$163,661,026	143,576.1126	$8,976,840	6,982.9299	$4,127,559	3,146.8994	$179,662,569

Net Asset Value per Unit at September 30, 2017			$1,139.89		$1,285.54		$1,311.63

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2015	$3,041,602	$108,146,251	106,145.4501	$8,380,703	7,449.1566	$2,626,676	2,297.6071	$122,195,232

Capital contributions	—	29,227,508	25,854.3736	319,876	250.1280	—	—	29,547,384
Capital withdrawals	—	(7,576,692)	(6,833.8174)	(826,341)	(650.8812)	(408,752)	(333.7870)	(8,811,785)
Net income before profit share	622,943	18,842,533	—	1,533,908	—	453,363	—	21,452,747
Profit share		(3,365,557)		(307,481)		(89,973)		(3,763,011)
PARTNERS’ CAPITAL — September 30, 2016	$3,664,545	$145,274,043	125,166.0063	$9,100,665	7,048.4034	$2,581,314	1,963.8201	$160,620,567

Net Asset Value per Unit at September 30, 2016			$1,160.65		$1,291.17		$1,314.44

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2017

The following information presents per unit operating performance data for each series for the three months ended September 30, 2017.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,106.68	$1,246.45	$1,271.22

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(10.88)	(6.39)	(5.98)
Total trading and investing gains (1)	46.27	52.12	52.95

Net income before profit share allocation from Master Fund	35.39	45.73	46.97

Less: profit share allocation from Master Fund (1) (6)	2.18	6.64	6.56

Net income from operations after profit share allocation from Master Fund	33.21	39.09	40.41

NET ASSET VALUE PER UNIT — End of period	$1,139.89	$1,285.54	$1,311.63

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	3.19%	3.66%	3.68%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.19	0.52	0.50

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	3.00%	3.14%	3.18%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.69%	2.86%	2.70%
Profit share allocation from Master Fund (2) (6)	0.19	0.52	0.50

Total expenses	4.88%	3.38%	3.20%

Net investment loss (3) (4) (5)	(3.83)%	(1.99)%	(1.82)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not Annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

 (Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2017

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2017.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C

NET ASSET VALUE PER UNIT — Beginning of period	$1,129.40	$1,260.50	$1,283.96

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(33.77)	(20.83)	(19.08)
Total trading and investing gains (1)	47.07	52.83	54.61

Net income before profit share allocation from Master Fund	13.30	32.00	35.53

Less: profit share allocation from Master Fund (1) (6)	2.81	6.96	7.86

Net income from operations after profit share allocation from Master Fund	10.49	25.04	27.67

NET ASSET VALUE PER UNIT — End of period	$1,139.89	$1,285.54	$1,311.63

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	1.15%	2.55%	2.88%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.22	0.56	0.72

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	0.93%	1.99%	2.16%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.68%	2.90%	2.68%
Profit share allocation from Master Fund (2) (6)	0.22	0.56	0.72

Total expenses	4.90%	3.46%	3.40%

Net investment loss (3) (4) (5)	(3.94)%	(2.17)%	(1.93)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

See notes to financial statements (Unaudited)

 (Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at September 30, 2017 (unaudited) and December 31, 2016 and the results of its operations for the three and nine months ended September 30, 2017 and 2016 (unaudited).

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

The Partnership enters into contracts with various financial institutions that contain a variety of indemnification provisions. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2014 to 2017, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2016.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2017 and December 31, 2016 was 36.51% and 74.91%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

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

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2017 and December 31, 2016, there were no redemption charges owed to the General Partner.

Effective August 24, 2017, the Partnership began offering a new Series D which, like Series A, will be offered to accredited investors acquiring units through certain selling agents. The only difference between Series D and the other Partnership interests are its fees. No Series D Units have been issued as of November 13, 2017.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B and Series C Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

Three months ended September 30,		Nine months ended September 30,
2017	2016	2017	2016

Series A	148,282.529	123,785.440	146,547.251	113,006.923
Series B	7,014.374	7,188.676	7,010.924	7,354.335
Series C	2,814.813	2,012.683	2,251.568	2,131.661

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from October 1, 2017 to November 13, 2017, the date this form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

(a) At September 30, 2017 and December 31, 2016 (unaudited)

(b) For the nine months ended September 30, 2017 and 2016 (unaudited)

(c) For the three and nine months ended September 30, 2017 and 2016 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $105,728,604 and $27,441,546)	$105,651,347	$27,428,997
Net unrealized appreciation on open futures and forward currency contracts	2,658,334	5,155,330
Due from brokers	211,627	547,898
Cash denominated in foreign currencies (cost $23,708,420 and $6,590,374)	24,152,999	6,335,327

Total equity in trading accounts	132,674,307	39,467,552

INVESTMENTS IN U.S. TREASURY NOTES — at fair value
(amortized cost $356,699,373 and $179,527,858)	356,505,453	179,440,654

CASH AND CASH EQUIVALENTS	24,156,217	19,892,072

ACCRUED INTEREST RECEIVABLE	1,072,127	414,884

DUE FROM MILLBURN MULTI-MARKETS LTD.	4,638	100

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	107	—

TOTAL	$514,412,849	$239,215,262

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$5,854,364	$—
Capital withdrawal payable to Limited Partners	2,580,068	2,929,148
Capital withdrawal payable to General Partner	—	3,294,748
Management fee payable	606,037	320,223
Selling commissions payable	277,610	271,795
Accrued expenses	168,825	184,565
Due to brokers	11,705,760	1,390,404
Commissions and other trading fees on open futures contracts	78,029	24,334
Accrued profit share	1,037,700	—

Total liabilities	22,308,393	8,415,217

PARTNERS’ CAPITAL	492,104,456	230,800,045

TOTAL	$514,412,849	$239,215,262

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2017

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.18%	$878,300
Interest rates	(1.17)	(5,745,739)
Metals	(0.24)	(1,166,120)
Softs	(0.01)	(31,163)
Stock indices	1.47	7,219,201

Total long futures contracts	0.23	1,154,479

Short futures contracts:
Energies	(0.19)	(941,765)
Grains	0.48	2,360,148
Interest rates	0.02	104,691
Livestock	(0.04)	(221,420)
Metals	(0.11)	(540,828)
Softs	0.05	245,113
Stock indices	0.10	497,916

Total short futures contracts	0.31	1,503,855

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.54	2,658,334

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.66)	(8,188,369)
Total short forward currency contracts	0.47	2,334,005

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(1.19)	(5,854,364)

TOTAL	(0.65)%	$(3,196,030)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2017

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$104,940,000	U.S. Treasury notes, 0.875%, 11/15/2017	21.32%	$104,931,802
116,040,000	U.S. Treasury notes, 1.000%, 02/15/2018	23.57	115,992,405
101,240,000	U.S. Treasury notes, 1.000%, 05/15/2018	20.54	101,101,586
140,540,000	U.S. Treasury notes, 1.000%, 08/15/2018	28.48	140,131,007
	Total investments in U.S. Treasury notes
	(amortized cost $462,427,977)	93.91%	$462,156,800

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2016

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.05%	$115,591
Grains	(0.00)	(2,980)
Interest rates
10 Year U.S. Treasury Note (4 contracts, settlement date March 2017)	0.00	3,188
Other interest rates	0.96	2,222,359

Total interest rates	0.96	2,225,547

Livestock	0.00	2,280
Metals	(0.01)	(22,535)
Softs	(0.04)	(87,444)
Stock indices	0.53	1,211,342

Total long futures contracts	1.49	3,441,801

Short futures contracts:
Energies	(0.03)	(75,226)
Grains	0.02	51,885
Interest rates	(0.01)	(31,802)
Metals	0.12	288,271
Softs	0.02	52,670
Stock indices	(0.14)	(319,227)

Total short futures contracts	(0.02)	(33,429)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	1.47	3,408,372

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.34)	(784,446)
Total short forward currency contracts	1.10	2,531,404

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.76	1,746,958

TOTAL	2.23%	$5,155,330

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2016

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$51,750,000	U.S. Treasury notes, 0.625%, 02/15/2017	22.43%	$51,755,054
51,140,000	U.S. Treasury notes, 0.875%, 05/15/2017	22.18	51,192,938
53,140,000	U.S. Treasury notes, 0.875%, 08/15/2017	23.04	53,186,705
50,730,000	U.S. Treasury notes, 0.875%, 11/15/2017	21.98	50,734,954
	Total investments in U.S. Treasury notes
	(amortized cost $206,969,404)	89.63%	$206,869,651

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30,	September 30,
	2017	2016
INVESTMENT INCOME — Interest income	$1,075,657	$223,115

EXPENSES:
Brokerage fees	386,487	119,909
Management fees	1,815,461	854,090
Selling commissions and platform fees	854,342	727,086
Administrative and operating expenses	264,296	237,029
Custody fees and other expenses	21,184	9,048
Total expenses	3,341,770	1,947,162

NET INVESTMENT LOSS	(2,266,113)	(1,724,047)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(1,747,412)	6,638,522
Foreign exchange translation	694,984	(30,834)
Net change in unrealized:
Futures and forward currency contracts	20,864,904	(2,673,356)
Foreign exchange translation	(54,959)	108,847
Net gains (losses) from U.S. Treasury notes
Net change in unrealized	110,333	(41,816)
Total net realized and unrealized gains	19,867,850	4,001,363

NET INCOME	17,601,737	2,277,316
LESS PROFIT SHARE TO GENERAL PARTNER	1,067,296	288,402
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$16,534,441	$1,988,914

(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2017	2016
INVESTMENT INCOME — Interest income	$2,275,095	$513,124

EXPENSES:
Brokerage fees	871,023	362,716
Management fees	4,478,516	2,294,452
Selling commissions and platform fees	2,539,008	1,930,026
Administrative and operating expenses	728,341	637,347
Custody fees and other expenses	50,520	24,926
Total expenses	8,667,408	5,249,467

NET INVESTMENT LOSS	(6,392,313)	(4,736,343)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains on closed positions:
Futures and forward currency contracts	21,107,114	33,271,030
Foreign exchange translation	657,370	44,857
Net change in unrealized:
Futures and forward currency contracts	(8,351,360)	1,591,820
Foreign exchange translation	699,626	96,757
Net gains (losses) from U.S. Treasury notes
Net change in unrealized	(171,424)	164,877
Total net realized and unrealized gains	13,941,326	35,169,341

NET INCOME	7,549,013	30,432,998
LESS PROFIT SHARE TO GENERAL PARTNER	1,130,868	4,090,106
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$6,418,145	$26,342,892

(Concluded)

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the nine months ended September 30, 2017:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2017	$229,993,162	$—	$806,883	$230,800,045
Contributions	276,213,975	93,168	—	276,307,143
Withdrawals	(21,420,877)	—	—	(21,420,877)
Net income (loss) before profit share	7,514,367	(1,017)	35,663	7,549,013
General Partner’s allocation - profit share	(1,130,868)	—	—	(1,130,868)
PARTNERS’ CAPITAL- September 30, 2017	$491,169,759	$92,151	$842,546	$492,104,456

For the nine months ended September 30, 2016:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2016	$167,109,009	$—	$938,206	$168,047,215
Contributions	35,397,382	186,437	—	35,583,819
Withdrawals	(12,824,862)	—	—	(12,824,862)
Net income before profit share	30,225,381	13,344	194,273	30,432,998
General Partner’s allocation - profit share	(4,090,106)	—	—	(4,090,106)
PARTNERS’ CAPITAL- September 30, 2016	$215,816,804	$199,781	$1,132,479	$217,149,064

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Total return before General Partner profit share allocation (3)	3.74%	1.38%	2.86%	18.57%
Less: General Partner profit share allocation (3)	0.56	0.28	0.56	3.44

Total return after General Partner profit share allocation (3)	3.18%	1.10%	2.30%	15.13%

Ratios to average net asset value:
Expenses (1) (4)	2.44%	2.52%	2.44%	2.54%
General Partner profit share allocation (3)	0.56	0.28	0.56	3.44

Total expenses (1)	3.00%	2.80%	3.00%	5.98%

Net investment loss (1) (2) (4)	(1.56)%	(2.08)%	(1.71)%	(2.18)%

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

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Total return before General Partner profit share allocation (3)	3.69%	1.07%	2.31%	17.66%
Less: General Partner profit share allocation (3)	0.22	0.14	0.29	2.13

Total return after General Partner profit share allocation (3)	3.47%	0.93%	2.02%	15.53%

Ratios to average net asset value:
Expenses (1) (4)	2.68%	3.68%	2.91%	3.64%
General Partner profit share allocation (3)	0.22	0.14	0.29	2.13

Total expenses (1)	2.90%	3.82%	3.20%	5.77%

Net investment loss (1) (2) (4)	(1.80)%	(3.24)%	(2.14)%	(3.28)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the proportionate share of expenses of the Partnership and the Cayman Feeder for the period ending September 30, 2017 and September 30, 2016.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership and Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2017 (unaudited) and December 31, 2016 and the results of its operations for the three and nine months ended September 30, 2017 and 2016 (unaudited).

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2014 to 2017, the General Partner has determined that no reserves for uncertain tax positions were required.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At September 30, 2017 and December 31, 2016, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	September 30,	December 31,
	2017	2016
Partnership	36.51%	74.91%
Cayman Feeder	54.17%	6.68%

Total	90.68%	81.59%

The capital withdrawals payable at September 30, 2017 and December 31, 2016 were $2,580,067 and $6,223,896, respectively, as detailed below.

	September 30,	December 31,
	2017	2016
Direct investors (1)	$—	$3,294,748
Partnerships	2,480,864	2,876,148
Cayman Feeder	99,204	53,000

Total	$2,580,068	$6,223,896

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

During the three and nine months ended September 30, 2017 and 2016, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of September 30, 2017 and December 31, 2016 in valuing the Master Fund’s investments at fair value. At September 30, 2017 and December 31, 2016, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2017

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$462,156,800	$—	$462,156,800

Short-Term Money Market Fund*	23,906,217	—	23,906,217
Exchange-traded futures contracts
Energies	(63,465)	—	(63,465)
Grains	2,360,148	—	2,360,148
Interest rates	(5,641,048)	—	(5,641,048)
Livestock	(221,420)	—	(221,420)
Metals	(1,706,948)	—	(1,706,948)
Softs	213,950	—	213,950
Stock indices	7,717,117	—	7,717,117

Total exchange-traded futures contracts	2,658,334	—	2,658,334

Over-the-counter forward currency contracts	—	(5,854,364)	(5,854,364)

Total futures and forward currency contracts (2)	2,658,334	(5,854,364)	(3,196,030)

Total financial assets and liabilities at fair value	$488,721,351	$(5,854,364)	$482,866,987

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$105,651,347
Investments in U.S. Treasury notes held in custody			356,505,453
Total investments in U.S. Treasury notes			$462,156,800

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,658,334
Net unrealized depreciation on open futures and forward currency contracts			(5,854,364)
Total net unrealized appreciation on open futures and forward currency contracts			$(3,196,030)

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2016

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$206,869,651	$—	$206,869,651

Exchange-traded futures contracts
Energies	40,365	—	40,365
Grains	48,905	—	48,905
Interest rates	2,193,745	—	2,193,745
Livestock	2,280	—	2,280
Metals	265,736	—	265,736
Softs	(34,774)	—	(34,774)
Stock indices	892,115	—	892,115

Total exchange-traded futures contracts	3,408,372	—	3,408,372

Over-the-counter forward currency contracts	—	1,746,958	1,746,958

Total futures and forward currency contracts (2)	3,408,372	1,746,958	5,155,330

Total financial assets and liabilities at fair value	$210,278,023	$1,746,958	$212,024,981

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$27,428,997
Investments in U.S. Treasury notes held in custody			179,440,654
Total investments in U.S. Treasury notes			$206,869,651

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,155,330
Net unrealized depreciation on open futures and forward currency contracts			—
Total unrealized appreciation on open futures and forward currency contracts			$5,155,330

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2017 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2017 and December 31, 2016. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2017

					Net
					Unrealized
					Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$1,191,542	$(313,242)	$67,239	$(1,009,004)	$(63,465)
Grains	—	—	2,945,967	(585,819)	2,360,148
Interest rates	456,685	(6,202,424)	135,891	(31,200)	(5,641,048)
Livestock	—	—	1,080	(222,500)	(221,420)
Metals	1,116,254	(2,282,374)	1,569,907	(2,110,735)	(1,706,948)
Softs	—	(31,163)	385,812	(140,699)	213,950
Stock indices	7,482,968	(263,767)	566,663	(68,747)	7,717,117
Total futures contracts	10,247,449	(9,092,970)	5,672,559	(4,168,704)	2,658,334

Forward currency contracts	1,674,150	(9,862,519)	4,039,404	(1,705,399)	(5,854,364)

Total futures and forward currency contracts	$11,921,599	$(18,955,489)	$9,711,963	$(5,874,103)	$(3,196,030)

Fair value of futures and forward currency contracts at December 31, 2016

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$125,805	$(10,214)	$23,840	$(99,066)	$40,365
Grains	—	(2,980)	122,923	(71,038)	48,905
Interest rates	2,658,089	(432,542)	104	(31,906)	2,193,745
Livestock	5,130	(2,850)	—	—	2,280
Metals	750,102	(772,637)	545,558	(257,287)	265,736
Softs	547	(87,991)	156,789	(104,119)	(34,774)
Stock indices	1,876,503	(665,161)	22,049	(341,276)	892,115
Total futures contracts	5,416,176	(1,974,375)	871,263	(904,692)	3,408,372

Forward currency contracts	476,460	(1,260,906)	3,059,242	(527,838)	1,746,958

Total futures and forward currency contracts	$5,892,636	$(3,235,281)	$3,930,505	$(1,432,530)	$5,155,330

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and nine months ended September 30, 2017 and 2016 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2017 and 2016

	Three months	Three months	Nine months	Nine months
	ended:	ended:	ended:	ended:
	September 30,	September 30,	September 30,	September 30,
Sector	2017	2016	2017	2016
Futures contracts:
Energies	$(1,344,515)	$(3,614,218)	$(10,087,547)	$(3,798,915)
Grains	581,715	467,090	(4,689,545)	3,731,258
Interest rates	(610,263)	2,303,538	(8,238,107)	25,650,395
Livestock	259,720	664,530	(273,000)	672,790
Metals	(788,041)	(283,569)	(516,224)	(1,852,189)
Softs	(325,826)	(227,230)	2,093,443	(1,071,043)
Stock indices	22,123,955	4,159,234	46,818,237	8,424,324
Total futures contracts	19,896,745	3,469,375	25,107,257	31,756,620

Forward currency contracts	(779,253)	495,791	(12,351,503)	3,106,230

Total futures and forward currency contracts	$19,117,492	$3,965,166	$12,755,754	$34,862,850

For the three months ended September 30, 2017 and 2016, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2017	2016

Average bought	39,823	12,159
Average sold	40,637	11,463
Average notional	$4,043,000,000	$1,223,000,000

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

The following table represents gross amounts of assets or liabilities which qualify for offset as presented per the Statement of Financial Condition as of September 30, 2017 and December 31, 2016.

Offsetting of derivative assets and liabilities at September 30, 2017
		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$6,085,416	$(5,118,059)	$967,357
Counterparty I	9,834,592	(8,143,615)	1,690,977
Total futures contracts	15,920,008	(13,261,674)	2,658,334

Total assets	$15,920,008	$(13,261,674)	$2,658,334

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statement of	the Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts
Counterparty G	$3,971,682	$(692,325)	$3,279,357
Counterparty H	7,596,236	(5,021,229)	2,575,007
Total forward contracts	11,567,918	(5,713,554)	5,854,364
Total liabilities	$11,567,918	$(5,713,554)	$5,854,364

		Amounts Not Offset in the Statement of Financial Condition

	Net amounts of
	Assets
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$967,357	$—	$(967,357)	$—
Counterparty I	1,690,977	—	(1,690,977)	—
Total	$2,658,334	$—	$(2,658,334)	$—

		Amounts Not Offset in the Statement of Financial Condition

	Net amounts of
	Liabilities
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty G	$3,279,357	$—	$—	$3,279,357
Counterparty H	2,575,007	—	—	2,575,007
Total	$5,854,364	$—	$—	$5,854,364

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2017.
(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of September 30, 2017.

Offsetting of derivative assets and liabilities at December 31, 2016

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition

Futures contracts
Counterparty C	$3,612,002	$(1,405,548)	$2,206,454
Counterparty I	2,675,437	(1,473,519)	1,201,918
Total futures contracts	6,287,439	(2,879,067)	3,408,372

Forward currency contracts
Counterparty G	$1,707,952	$(615,087)	$1,092,865
Counterparty H	1,827,750	(1,173,657)	654,093
Total forward currency contracts	3,535,702	(1,788,744)	1,746,958

Total assets	$9,823,141	$(4,667,811)	$5,155,330

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

The Master Fund’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Master Fund’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and MS. The amount of such credit risk was $36,553,248 and $12,232,055 at September 30, 2017 and December 31, 2016, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2017 and 2016. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	September 30, 2017	September 30, 2016
Profit share earned	$29,596	$69,846
Reversal of profit share (1)	—	(3,685,112)
Profit share accrued	1,037,700	3,903,668
Total profit share	$1,067,296	$288,402

	Nine months ended:	Nine months ended:
	September 30, 2017	September 30, 2016
Profit share earned	$93,168	$186,438
Profit share accrued	1,037,700	3,903,668
Total profit share	$1,130,868	$4,090,106

(1)	Reversal of profit sharing occurs each year on July 1st

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

7. SUBSEQUENT EVENTS

During the period from October 1, 2017 to November 13, 2017, contributions of $56,217,900 were made to the Master Fund. The General Partner has performed its evaluation of subsequent events through November 13, 2017, the date the form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through September 30, 2017, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

 Periods ended September 30, 2017

Month Ending:	Total Partners’ Capital of the Partnership
September 30, 2017	$179,662,569
June 30, 2017	178,182,813
December 31, 2016	172,886,333

	Three Months	Nine Months
Change in Partners’ Capital	$1,479,756	$6,776,236
Percent Change	0.83%	$3.92%

THREE MONTHS ENDED SEPTEMBER 30, 2017

The increase in the Partnership’s net assets of $1,479,756 was attributable to net income after profit share through its investment in the Master Fund of $5,539,243, and contributions of $3,631,000 which were partially offset by withdrawals of $7,690,487.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2017 increased $115,847 relative to the corresponding period in 2016. The increase was due to an increase in the average net asset value of the Partnership during the three months ended September 30, 2017, relative to the corresponding period in 2016.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2017 increased $54,402 relative to the corresponding period in 2016. The increase was due to an increase in average net assets of the Partnership during the three months ended September 30, 2017, relative to the corresponding period in 2016.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended September 30, 2017 increased $124,559 relative to the corresponding period in 2016. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the three months ended September 30, 2017, relative to the corresponding period in 2016.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2017 decreased $44,052 relative to the corresponding period in 2016. The decrease was due mainly to the Partnership no longer paying The Millburn Corporation (“TMC”) for legal and accounting services during the three months ended September 30, 2017, relative to the corresponding period in 2016.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2017 increased $231,224 relative to the corresponding period in 2016. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2017 relative to the corresponding period in 2016, and partially due to an increase in average net assets over the same period.

For the three months ended September 30, 2017, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized gains of $7,599,877 from its trading operations (including foreign exchange transactions and translations). Management fees of $912,657, brokerage commissions of $144,862, selling commissions and platform fees of $847,959, administrative and operating expenses of $159,790, custody fees and other expenses of $8,005, and profit share of $386,837 were paid or accrued. Interest income of $399,476 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $5,539,243.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(0.15)%
Energies	(0.28)%
Grains	0.14%
Interest rates	(0.08)%
Livestock	0.06%
Metals	(0.17)%
Softs	(0.07)%
Stock indices	4.54%
Trading gain	3.99%

NINE MONTHS ENDED SEPTEMBER 30, 2017

The increase in the Partnership’s net assets of $6,776,236 was attributable to contributions of $24,050,577 and net income after profit share through its investment in the Master Fund of $1,833,353 which were offset by withdrawals of $19,107,694.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2017 increased $594,881 relative to the corresponding period in 2016. The increase was due to an increase in the average net asset value of the Partnership during the nine months ended September 30, 2017, relative to the corresponding period in 2016.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2017 increased $123,278 relative to the corresponding period in 2016. The increase was due an increase in average net assets of the Partnership during the nine months ended September 30, 2017, relative to the corresponding period in 2016.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the nine months ended September 30, 2017 increased $603,918 relative to the corresponding period in 2016. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the nine months ended September 30, 2017, relative to the corresponding period in 2016.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2017 decreased $50,967 relative to the corresponding period in 2016. The decrease was due mainly to the Partnership no longer paying TMC for legal and accounting services during the nine months ended September 30, 2017, relative to the corresponding period in 2016.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2017 increased $625,745 relative to the corresponding period in 2016. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2017 relative to the corresponding period in 2016, and partially due to an increase in average net assets over the same period.

For the nine months ended September 30, 2017, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $7,413,874 from trading operations (including foreign exchange transactions and translations). Management fees of $2,709,419, brokerage commissions of $391,150, selling commissions and platform fees of $2,523,380, administrative and operating expenses of $490,833, custody fees and other expenses of $24,797, and profit share of $446,914 were paid or accrued. Interest income of $1,005,972 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $1,833,353.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(2.91)%
Energies	(2.47)%
Grains	(1.45)%
Interest rates	(1.68)%
Livestock	(0.18)%
Metals	(0.11)%
Softs	0.35%
Stock indices	12.31%
Trading gain	3.86%

MANAGEMENT DISCUSSION – 2017

Three months ended September 30, 2017

The Fund was profitable during the third quarter of 2017 due to gains on long stock index futures positions. On the other hand, trading of interest rate, energy, and metal futures, and currency forwards were each unprofitable. Trading of soft and agricultural commodity futures was nearly flat.

Expanding global growth, increasing corporate profits and continuing accommodation in monetary policy led to broad-based gains from long equity futures positions. These positive influences outweighed the negative influences of North Korea’s belligerence, the Barcelona terrorist attack, the Charlottesville white supremacist rally, and hurricanes in the U.S. and Caribbean. Long positions in European, Asian, and U.S. equity futures were profitable, as was a short VIX trade. A short position in South African stock index futures and trading of Australian equity futures were slightly unprofitable.

Long positions in interest rate futures were unprofitable for the quarter as gains during July and August were outweighed by losses suffered in September. Persistent indications that major central banks - the U.S. Federal Reserve (the “Fed”), European Central Bank (“ECB”), Bank of England, and Bank of Canada – would raise official rates and/or reduce balance sheets in order to lower monetary accommodation; continued expansion in global growth; rising energy prices; and incipient signs of a pickup in general inflation boosted interest rates and depressed prices of interest rate futures. On balance, long positions in Australian, Canadian, British, U.S. 2-year, and German 30-year interest rate futures were unprofitable; while long positions in Japanese, French, Italian, and German 2-, 5-, and 10-year note futures, and U.S. long bond futures remained somewhat profitable even after sustaining losses in September.

The persistent political dysfunction in Washington weighed heavily on the U.S. dollar, driving the Bloomberg dollar index to a nearly 33 month low on September 8, down about 11% from the highs reached early this year. Short dollar trades versus the currencies of Brazil, Canada, the euro, Singapore, Sweden, and Israel were profitable, especially during July. On the other hand, long dollar trades against the yen and Korean won were unprofitable. A short U.S. dollar/long New Zealand dollar trade was unprofitable as political uncertainty mounted ahead of the September 23 election in New Zealand. Also, a short U.S. dollar/long Swiss franc trade proved unprofitable as reduced political uncertainty in Europe reduced the need for protection provided by the “safe haven” Swiss franc. Finally, trading the euro against several other European units was fractionally unprofitable.

Although energy prices were volatile, especially due to the disparate impacts of Hurricane Harvey on crude oil, crude products, and natural gas, prices did move generally higher during the quarter. Energy prices were buoyed by persistent declines in U.S. oil inventories, by Organization of the Petroleum Exporting Countries (“OPEC”) efforts to strengthen the production curtailment agreement, by evidence of increasing demand and by the falling dollar. Overall, energy trading was fractionally unprofitable as losses on short positions in RBOB gasoline, natural gas, and WTI crude outweighed profits from long positions in Brent crude and London gas oil.

Metal trading was fractionally unprofitable as losses from a short aluminum trade, a long copper position and trading other industrial metals outpaced the profits from trading silver, platinum, palladium and gold.

USDA reports that drought conditions earlier this year had little impact on yields and that bumper harvests of corn and soybeans are expected, combined with news that Russia was expecting record wheat and corn harvests weighed on grain prices. Subsequently, profits on short corn and wheat positions, particularly in August, slightly outweighed the loss from trading soybeans. A short hog trade was also profitable, while a short sugar position was unprofitable.

Three months ended June 30, 2017

The Partnership sustained a decline in returns during the second quarter of 2017 due largely to losses from trading financial and energy futures in the wake of hawkish monetary policy comments from the heads of several central banks at the ECB conference in Sintra, Portugal late in June (the “Sintra Conference”). For the quarter, losses from trading interest rate, energy and grain futures and currency forwards outweighed gains from trading equity and soft commodity futures. Trading of metal and livestock futures were each nearly flat.

Mario Draghi from the ECB, Mark Carney from the Bank of England and Stephen Poloz from the Bank of Canada each indicated at the Sintra Conference that with global growth broadening and strengthening, the time is approaching for 10 years of extraordinarily easy monetary policy to come to an end. Janet Yellen from the Fed had provided a similar comment after the recent Federal Open Market Committee meeting. In response, global interest rates, which had been falling or stable for most of the quarter, spiked higher and long interest rate futures positions, which had been profitable through June 26, 2017, turned unprofitable. Long positions in German and British interest rate futures were unprofitable. Long positions in French and Italian bond futures, which had benefitted from the French election results and from the Italian bank rescues, were profitable, although the gains were reduced significantly after the Sintra Conference. Long positions in U.S. note and bond futures were also profitable albeit with reductions at the end of June.

Foreign exchange trading remained volatile as the U.S. dollar, buffeted by conflicting influences, declined markedly in a saw-toothed pattern during the quarter. On the one hand, persistent increases in the official interest rate by the Fed were supportive of the dollar. On the other hand, the fact that growth in Europe and Asia was accelerating while growth in the U.S. remained tepid, and that politics in the U.S. was becoming increasingly more volatile while the political outlook in Europe had improved significantly, weighed on the U.S. dollar. Finally, the fact that comments from the Sintra Conference suggested a relative tightening of non-U.S. monetary policy also worked against the U.S. dollar. Consequently, long dollar positions against the currencies of Australia, the U.K., Canada, New Zealand, Europe, Switzerland, Sweden, Norway, Poland, Japan, and Singapore were unprofitable. Short dollar carry trades in the Brazilian real and Russian ruble were also unprofitable as political uncertainties in each country prompted declines that outweighed the interest rate advantages. A long Mexican peso trade was profitable as the market came to believe that the impact of the Trump Presidency on Mexico would be less than initially feared.

Energy prices displayed sharp swings within a broad range during the quarter. On balance, trading of crude oil, RBOB gasoline, London gas oil, heating oil, and natural gas were each unprofitable, with significant losses occurring on short energy positions late in the period as the U.S. dollar fell and energy prices rose after the Sintra Conference comments.

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

Interest rates rose early in the period in response to the improving economic outlook and to evidence that central banks worldwide were pulling back from the long era of ultralow interest rates and quantitative easing. Indeed the Fed did raise its official rate again by 0.25% during the quarter. Moreover, Mario Draghi, the President of ECB, indicated that “there is no longer the sense of urgency in taking further actions.” The People’s Bank of China (the “PBOC”) edged toward a tighter policy during the quarter, as well. Finally, the Bank of England and the Bank of Japan issued improved outlooks for their economies. Later on, however, political tensions in the U.S., Great Britain, the Netherlands, France, Turkey and South Africa and geopolitical tensions and terrorism involving North Korea, South Korea, the U.K., Canada and Syria produced a flight to safety and declining rates. On balance, the sector was flat for the quarter and at month-end the Partnership’s interest rate futures positions remained generally long.

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

Periods ended September 30, 2016

Month Ending:	Total Partners’ Capital of the Partnership
September 30, 2016	$160,620,567
June 30, 2016	142,296,481
December 31, 2015	122,195,232

	Three Months	Nine Months
Change in Partners’ Capital	$18,324,086	$38,425,335
Percent Change	12.88%	31.45%

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

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2016 increased $19,210 relative to the corresponding period in 2015. The increase was due to an increase in the Partnership’s average net assets during the three months ended September 30, 2016, relative to the corresponding period in 2015.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at September 30, 2017 and December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Agreement of Limited Partnership, the Partnership may sell Units at the beginning of each calendar month. On September 1, 2017 the Partnership sold Units to new and existing limited partners of $520,000. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended September 30, 2017.

	Series A		Series B		Series C
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
July 31, 2017	(622.4371)	$1,113.55	(8.8860)	$1,256.02	—	$1,281.24
August 31, 2017	(3,801.2032)	1,160.92	(70.6696)	1,308.16	—	1,334.70
September 30, 2017	(2,107.8768)	1,139.89	(60.7650)	1,285.54	—	1,311.63

Total	(6,531.5171)		(140.3206)		—

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
General Partner

Date: November 13, 2017

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)