Form 10-K
period 2017-12-31
Millburn Multi-Markets Fund L.P.
filed 2018-03-29
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2017

or

☐Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2017 and 2016 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2017, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1. Business

(a)     General development of business

Millburn Multi-Markets Fund L.P. (the “Partnership”) is a limited partnership organized September 8, 2008 under the Delaware Revised Uniform Limited Partnership Act. The Partnership commenced operations on August 1, 2009. The Partnership is required, pursuant to its Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), to invest all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”), a Delaware limited partnership that began trading on October 20, 2004. The Partnership is one of a number of investors in the Master Fund. As of December 31, 2017, the Partnership’s partnership percentage in the Master Fund was approximately 35.47% of total partners’ capital of the Master Fund. The general partner and trading advisor of the Partnership and the Master Fund is Millburn Ridgefield Corporation, a Delaware corporation operating in Greenwich, Connecticut (the “General Partner”).

The Master Fund’s business is trading a diversified portfolio of futures, forward, swap, spot and option contracts on currencies, metals, interest rate instruments, stock indices, energy and agricultural commodities. The Master Fund may also, to a limited extent, invest in equities, equity baskets, instruments related to equities, exchange traded funds or notes. The General Partner invests globally pursuant to its proprietary quantitative and systematic trading methodology, based upon signals generated from an analysis from price, price derivatives, fundamental and other quantitative data. Approximately 20%-30% of the Master Fund’s trading, measured by the General Partner’s assessment of risk, currently takes place in the currency markets.

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

As of December 31, 2017, the aggregate net asset value of the Partnership was $180,404,425 and the aggregate net asset value of the Master Fund was $508,627,549. The net asset value of a Series A Unit originally sold for $1,000.00 as of August 1, 2009 was $1,162.09 as of December 31, 2017. The net asset value of a Series B Unit originally sold for $1,000.00 as of August 1, 2009 was $1,315.39 as of December 31, 2017. The net asset value of a Series C Unit originally sold for $1,000.00 as of August 1, 2009 was $1,342.09 as of December 31, 2017. As of September 1, 2017, the Trust also began offering Series D Units. The net asset value of a Series D Unit originally sold for $1,331.20 as of November 1, 2017 was $1,310.65 as of December 31, 2017. In each case, these are based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from August 1, 2009 to December 31, 2017.

The Partnership’s and the Master Fund’s fiscal year ends on December 31 of each calendar year.

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

(c)     Narrative description of business

The Partnership, through the Master Fund, engages in the speculative trading of futures, forward and spot contracts and may trade options thereon as well as swap contracts. The Master Fund’s sole trading advisor is the General Partner. The Master Fund trades in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market. The Master Fund may also, to a limited extent, invest in equities, equity baskets, instruments related to equities, exchange traded funds or notes. The General Partner makes its systematically-based trading decisions pursuant to its investment and trading methods, which may include technical trend analysis, certain non-traditional technical systems (i.e., systems falling outside of traditional technical trend analysis), and money management principles, each of which may be revised from time to time. The objective of the General Partner’s investment and trading methods is to consider multiple data inputs, or “factors,” in order to arrive at relatively near-term return forecasts for each traded instrument and take appropriate risk-managed positions. These factors include price data, but also a range of price derivative and non-price data. The General Partner’s approach employs models that analyze data inputs over a time spectrum from several minutes to multiple years. Trades generated by quantitative models may be profitable or unprofitable. The General Partner’s objective is to have its profitable trades offset and exceed losses from its unprofitable trades. During periods in which market behavior differs significantly from that analyzed to build the models, substantial losses are possible, and even likely.

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

The Partnership’s units of limited partnership interest (“Units”) are issued in four series: Series A, Series B, Series C and Series D (each, a “Series”). The sole differences among the Series are the fees applicable to each Series, and the “series” designation is an administrative, not a legal, distinction. All Partnership fees and expenses, including those described below, are borne by the Partnership and are paid on behalf of, and allocated to, the Partnership at the Master Fund level. All such fees and expenses paid at the Master Fund level are borne indirectly by limited partners as investors in the Partnership, but only to the extent those fees and expenses are properly allocable to such limited partners, pro rata on a Series-by-Series basis, as described herein.

The Partnership bears all of its own direct expenses, including, but not limited to, any taxes to which the Partnership is subject, regulatory fees, and interest charges.

Series A, Series B, Series C and Series D Units are issued in order to account for different selling commissions and registered investment adviser (“RIA”) platform fees, if any, applicable to each Series. Other than with respect to such selling commissions, RIA platform fees and the Profit Share calculation (described below), the Series are subject to the same fees, expenses and other terms of the Partnership and share in the profits and losses of the Partnership on a pro rata basis.

Series A Units are subject to an ongoing compensation charge to be paid to selling agents selling Units (“Selling Agents”) equal to 1/12 of 2% based on the month-end net asset value of such Series’ investment in the Master Fund prior to reduction for any redemptions, distributions, Management Fees (as defined below), any accrued Profit Share (as defined below) and the amounts payable to the Selling Agents then being calculated (a 2% annual rate).

Series B and C Units are not subject to any fees or ongoing compensation to Selling Agents.

Series D Units are subject to an ongoing compensation charge to be paid to Selling Agents equal to 1/12 of 0.75% based on the month-end net asset value of such Series’ investment in the Master Fund prior to reduction for any redemptions, distributions, Management Fees, any accrued Profit Share and the amounts payable to the Selling Agents then being calculated (a 0.75% annual rate).

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

The General Partner’s “Profit Share” is calculated separately as of the end of a fiscal year, with respect to (i) Series A Units (the “Series A Profit Share”), (ii) Series B and Series C Units in the aggregate (the “Series B/C Profit Share”) and (iii) Series D Units (the “Series D Profit Share”). The Series A Profit Share and Series D Profit Share equal 20% of any increase in Series A trading profits and Series D trading profits, respectively, over the previous high point in trading profits as of a date on which a Profit Share was paid with respect to Series A or Series D, respectively (or $0 if no Profit Share has been paid with respect to such Units). The Series B/C Profit Share equals 20% of any increase in aggregate trading profits attributable to Series B and Series C over the previous high point in such trading profits as of a date on which a Profit Share was paid with respect to Series B and Series C (or $0 if no Profit Share has been paid with respect to such Units).

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

(b)    Holders

As of December 31, 2017, there were 1,134 holders of Series A Units, 130 holders of Series B Units, 46 holders of Series C Units and 1 holder of Series D Units.

(c)     Dividends

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to the Partners. No distributions have been made on the Units, and none are contemplated.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)     Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Units are sold on a monthly basis through the General Partner and selling agents retained by the General Partner to act as its agents. Units were initially issued at $1,000 per Unit, except for Series D Units, which were issued at $1.331.20 and thereafter at net asset value. Between October 1, 2017 and December 31, 2017, the Partnership issued Units at monthly closings, as set forth in the following charts, to both new limited partners as well as to existing limited partners making additional investments.

	Number of	Dollar Amount
	Series A Units	of Series A
Month	Sold	Units Sold

October 1, 2017	456.6218	$520,327
November 1, 2017	993.4610	$1,171,000
December 1, 2017	1,293.6640	$1,512,000

Total	2,743.7468	$3,203,327

	Number of	Dollar Amount
	Series B Units	of Series B
Month	Sold	Units Sold

October 1, 2017	155.5771	$200,000

	Number of	Dollar Amount
	Series C Units	of Series C
Month	Sold	Units Sold

October 1, 2017	57.1821	$75,000

	Number of	Dollar Amount
	Series D Units	of Series D
Month	Sold	Units Sold

November 1, 2017	37.5601	$50,000

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

The following table summarizes limited partner redemptions of Series A, Series B, and Series C Units during the fourth calendar quarter of 2017. No Series D Units were redeemed during that period.

Series A Units

		Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2017	2,500.8098	$1,178.71
November 30, 2017	1,505.8180	1,168.77
December 31, 2017	895.9820	1,162.09

Total	4,902.6098

Series B Units

		Redemption Date
Month	Units Redeemed	NAV per Unit

November 30, 2017	8.0000	$1,321.75
December 31, 2017	85.4705	1,315.39

Total	93.4705

Series C Units

		Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2017	112.3466	$1,358.25

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

The Master Fund trades futures and forward contracts, and may trade, among other instruments, swap, spot and options contracts, on interest rates, commodities, currencies, metals, energy and stock indices. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In most OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2017, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

2017

During 2017, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $13,638,110 from trading operations (including foreign exchange transactions and translations). Management fees of $3,624,623, brokerage commissions of $560,113, selling commissions and platform fees of $3,357,673, administrative and operating expenses of $741,338 and custody fees of $32,344 were paid or accrued. The Master Fund allocated $1,338,994 in Profit Share to the General Partner in respect of the Partnership. Interest income of $1,488,520 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share to the General Partner of $5,471,545.

For the year ended December 31, 2017, the Master Fund achieved net realized and unrealized gains of $32,473,673 from trading operations (including foreign exchange transactions and translations). Management fees of $6,579,624, brokerage commissions of $1,390,339, selling commissions and platform fees of $3,378,797, administrative and operating expenses of $1,163,307 and custody fees of $73,575 were paid or accrued. The Master Fund allocated $3,732,701 in Profit Share to the General Partner. Interest income of $3,762,433 partially offset the Master Fund expenses resulting in net income after profit share to the General Partner of $19,917,763.

An analysis of the Master Fund’s trading gain (loss) by sector for the year ended December 31, 2017 is as follows:

Sector	% Gain (Loss)
Currencies	(5.68)%
Energies	(1.54)%
Grains	(1.14)%
Interest rates	(0.84)%
Livestock	(0.26)%
Metals	0.04%
Softs	0.36%
Stock indices	16.44%

Total	7.38%

The Partnership was profitable for the year primarily due to gains from long equity futures positions. Trading of soft, tropical commodities and metal futures were fractionally profitable as well. On the other hand, losses were sustained from trading currency forwards and, to a lesser extent, energy, agricultural commodity and interest rate futures.

The Partnership’s long equity futures positions produced broad-based gains largely on account of broadening and deepening global growth, increasing corporate profits, broadly accommodative global monetary policies, less extreme than feared election outcomes in Europe, signs that China is addressing its debt problems, and the passage of a business friendly tax plan in the U.S. These positive influences far outweighed the negative effects of North Korea’s belligerence, several terrorist attacks in Europe and the U.S. President Trump’s persistent threat to global free trade and the post-WWII international order, and several measured actions by major central banks to scale back the level of policy accommodation. Long positions in U.S., European, Canadian, Australian and Asian equity futures were profitable, as was a short VIX trade. Meanwhile, a long South African stock futures trade was slightly unprofitable due, in part, to political uncertainties, and a long Indian equity futures position produced a small loss largely due to the short term negative impacts from the implementation of the general sales tax and the reductions to currency in circulation.

The U.S. dollar, which had risen sharply into early 2017, declined markedly in an erratic saw-toothed pattern during the first 9 months of 2017, driving the Bloomberg dollar index to a nearly 33 month low on September 8, down about 11% from the highs reached early in the year. Thereafter, trading was volatile but range-bound. As the year began, the dollar was underpinned by three factors: U.S. growth that was stronger than growth abroad; U.S. politics that seemed more certain than politics in Europe; and a U.S. Federal Reserve (the “Fed”) that was reducing monetary policy accommodation while authorities overseas were still engaged in monetary easing. However, as the year progressed these dollar supports eroded. Growth in Europe and Asia accelerated while growth in the U.S. remained modest. The difficult reality of governing diminished the election euphoria for the Trump administration and politics in the U.S. grew more toxic while the political outlook in Europe improved significantly as elections, particularly in the Netherlands and France, produced more moderate outcomes than feared. Finally, the European Central bank (“ECB”), Bank of England, People’s Bank of China (“PBOC”), and Bank of Canada, among others, shifted toward a less accommodative policy stance. In this environment, U.S. dollar trades against a number of currencies including the Aussie dollar, New Zealand dollar, Canadian dollar, British pound, Japanese yen, euro, Swiss franc, Norwegian krone, Swedish krona, Polish zloty, Singapore dollar, Korean won, South African rand, and the Columbian and Chilean pesos were unprofitable. On the other hand, short U.S. dollar trades against the Indian rupee, Mexican peso, Russian ruble and Brazilian real posted small gains, as did a long dollar trade against the Turkish lira.

Interest rates were volatile throughout 2017 as central banks indicated with both words and actions that the time was at hand for 10 years of extraordinarily easy monetary policy to come to an end. The Fed increased official interest rates three times; the Bank of Canada raised rates twice; the Bank of England increased rates once; the ECB decided to scale back its QE purchase program beginning in January 2018; and the PBOC moved to scale back economy-wide leverage in China. Hence, even though numerous domestic political uncertainties, geopolitical tensions and terrorist events produced periodic flights of safety into government securities during 2017, interest rates did tend to rise during the second half of the year. Consequently, losses were sustained on long positions in German, British, and U.S. 2-, 5-, and 10-year notes and bonds. A long position in short-term sterling rates was unprofitable as well. While long positions in French, Italian, Japanese and U.S. bonds were profitable for the year, those gains were reduced over the last third of the year. Meanwhile, a short Eurodollar futures trade late in the year was fractionally profitable.

Energy prices displayed sharp swings within a broad range during 2017, falling to low points during the first half of the year and climbing sharply thereafter. In this unsettled environment, losses trading WTI crude, RBOB gasoline and natural gas outpaced the gains from long Brent crude, heating oil and London gas oil trades late in the year.

A long palladium trade and a short platinum trade benefitted from a backlash in Europe against diesel cars and toward gasoline cars. Palladium is used in catalytic converters in gasoline autos while platinum is used in diesel based catalytic converters. Long zinc and copper trades were profitable as a shortage of supply, due in part to production related constraints in China, and increased global demand underpinned prices. Trading of silver was also profitable in 2017. These gains were partially offset by losses suffered trading gold, aluminum and lead.

Trading of soybeans and soybean meal produced losses, especially in the May-September period. These losses were partially offset by profits from short corn and wheat positions during the August–October time frame, which occurred in the wake of reports that drought conditions early in the year had little impact on yields, bumper U.S. harvests of corn and soybeans were expected, and Russia was expecting record wheat and corn harvests. A short hog position was marginally unprofitable.

Short coffee, sugar and cocoa trades were profitable as ample inventories and new production weighed on prices. These gains outdistanced the losses from short crude palm oil and cotton positions.

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

Recurring concerns about global growth that International Monetary Fund Managing Director Christine Lagarde described early in the year as “…too low, too fragile and facing increased risks to its durability…”; persistently low inflation; accommodative monetary policy worldwide, especially during the first three quarters of the year that saw easing moves by the Bank of Japan, the ECB, the PBOC, and the Bank of England; and periodic flight to safety demand due to political developments and/or terrorist related events in China, Brazil, the U.K., Turkey, Belgium, France, Germany, Italy, the Middle East and the U.S. among others generated strong demand for government securities for much of 2016. Later, evidence that global growth and inflation were picking up; the prospect that the Trump administration’s fiscal, regulatory, trade and immigration initiatives could lead to bigger deficits, more growth and more inflation; and the Fed’s ¼% interest rate increase in December—after a year of on again-off again rhetoric—pushed interest rates up sharply from their summer lows. On balance, long positions in German, French, British, and Japanese note, bond and short-term interest rate futures were highly profitable. U.S. interest rate futures’ trading was fractionally profitable overall, although gains on long positions through July were largely offset by losses over the last five months of the year. Losses on long positions in Italian bond futures during the Banca Monte dei Paschi de Siena crisis late in the year outdistanced gains that had accrued earlier.

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

Contractual Obligations

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures and forward currency and spot contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s Financial Statements, included as Exhibit 13.1 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Master Fund’s open future and forward currency contracts, both long and short, at December 31, 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.   Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2017 and 2016, as required by this item, is included as Exhibit 13.1 to this report. Supplementary data is not required.

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

Management’s Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining adequate internal control over the Partnership’s financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The General Partner’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Partnership’s assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Partnership’s financial statements in accordance with U.S. GAAP, and that the Partnership’s receipts and expenditures are being made only in accordance with authorizations of the General Partner’s management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the Partnership’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2017, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The principals and senior officers of the General Partner as of December 31, 2017 are as follows:

Harvey Beker, age 64. Mr. Beker is Co-Chairman of the General Partner, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its affiliates, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. Additionally, he was listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective February 8, 1984, May 23, 1989 and March 8, 2013, respectively, , until November 1, 2015. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) since each entity’s inception.

Gregg R. Buckbinder, age 59. Mr. Buckbinder is President and Chief Operating Officer of the General Partner and The Millburn Corporation and also serves as Chief Financial Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, and has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation, effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest, effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 48. Mr. Carter is a Vice President, Director of Operations of The Millburn Corporation and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Prior to his promotion to Director of Operations in January 2011 and Principal Accounting Officer effective May 2014, Mr. Carter held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner and The Millburn Corporation effective April 22, 2014 and July 1, 2014, respectively.

George E. Crapple, age 73. Mr. Crapple is Co-Chairman of the General Partner and serves as a member of the General Partner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin LLP, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the General Partner in June 1976 and joined the General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011 and his position as Co-Chief Executive Officer of the General Partner as of November 1, 2015. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the hedge fund industry group, the Managed Funds Association (the “MFA”), a former member of the Global Markets Advisory Committee of the CFTC and a former member of the board of directors of the Futures Industry Association. Mr. Crapple has also served as the Co-Chairman of each entity in Millburn International Group since inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 48. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner and The Millburn Corporation. Prior to joining the General Partner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an L.L.M. degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), Vice Chair of MFA’s CTA, CPO and Futures Committee (since February 2017), a former member of the Steering Committee of the MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of the MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of the MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 70. Mr. Fitzsimmons is a Senior Vice President of the General Partner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities mainly involve business development. He joined the General Partner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 until December 31, 2011 and October 12, 1992 until December 31, 2011, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 60. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E.F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He also became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995, April 5, 1989 and March 8, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 66. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time. Mr. Smith served as the Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015, as the Director of Research of both such entities until May 31, 2016. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. He became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995, May 21, 1992, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

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

Item 11.      Executive Compensation

The Partnership has no directors, officers or employees. None of the directors, officers or employees of the General Partner receive compensation from the Partnership. The Partnership invests all of its assets in the Master Fund. The General Partner makes all investment decisions on behalf of the Master Fund. The General Partner receives monthly management fees of 0.0833 of 2% of the Master Fund’s net assets and an annual profit share of 20% of any new trading profit. Prior to April 2017, the General Partner was also paid a monthly administration fee equal to 0.05% per annum of net assets.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)     Security Ownership of Certain Beneficial Owners

All of the Partnership’s general partner interest is held by the General Partner.

(b)     Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership is required to invest all its assets in the Master Fund. The General Partner has discretionary authority over the Master Fund’s trading. As of December 31, 2017, the General Partner’s interest was valued at $2,597,268, which constituted 1.44% of the Partnership’s capital as of December 31, 2017.

As of December 31, 2017, no directors or executive officers of the General Partner beneficially owned Units in the Partnership.

(c)     Changes in Control

None.

(d)     Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Partnership, through its investment in the Master Fund, paid to the General Partner $3,624,623 in management fees, and $1,338,994 in Profit Share for the year ended December 31, 2017. The General Partner’s capital interest was allocated net income of $218,044 for the year ended December 31, 2017. The Partnership paid to the General Partner $2,952,133 in management fees, $100,308 in administration fees and $2,716,451 in Profit Share for the year ended December 31, 2016. The General Partner’s capital interest was allocated net income of $537,622 for the year ended December 31, 2016.

Item 14.      Principal Accountant Fees and Services

(1)     Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2017 and 2016 were approximately $110,000 and $99,000, respectively.

(2)     Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(3)     All Other Fees

There were no other fees for the years ended December 31, 2017 and 2016.

(4)     Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)(1)       Financial Statements

The following are included with the 2017 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.1.

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

(a)(3)       Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.1	2017 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Item 16.      Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2018.

MILLBURN MULTI-MARKETS FUND L.P.

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Harvey Beker	Co-Chairman	March 29, 2018
Harvey Beker	(Director)

/s/ George E. Crapple	Co-Chairman	March 29, 2018
George E. Crapple	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 29, 2018
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 29, 2018
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Financial Officer	March 29, 2018
Gregg Buckbinder	(Principal Financial Officer)

/s/ Michael W. Carter	Vice President	March 29, 2018
Michael W. Carter	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.1	2017 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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