Form 10-Q
period 2018-03-31
Millburn Multi-Markets Fund L.P.
filed 2018-05-14
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2018

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At March 31, 2018 and December 31, 2017 (unaudited)

(b) For the three months ended March 31, 2018 and 2017 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

ASSETS	March 31, 2018	December 31, 2017
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$167,774,370	$180,404,424
Due from the Master Fund	3,370,148	1,565,482
Cash and cash equivalents	960,670	1,283,292

Total assets	$172,105,188	$183,253,198

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$960,000	$1,283,000
Capital withdrawal payable to Limited Partners	3,370,148	1,165,481
Capital withdrawal payable to General Partner	—	400,000
Due to the Master Fund	670	292

Total liabilities	4,330,818	2,848,773

PARTNERS’ CAPITAL:
General Partner	2,463,063	2,597,268

Limited partners:
Series A (137,806.5077 and 140,430.1803 units outstanding)	150,358,895	163,192,225
Series B (7,349.5927 and 7,036.0325 units outstanding)	9,122,304	9,255,157
Series C (4,370.5973 and 3,956.9329 units outstanding)	5,534,864	5,310,547
Series D (239.8726 and 37.5601 units outstanding)	295,244	49,228

Total limited partners	165,311,307	177,807,157

Total partners’ capital	167,774,370	180,404,425

TOTAL	$172,105,188	$183,253,198

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,091.09	$1,162.09
Series B	$1,241.20	$1,315.39
Series C	$1,266.39	$1,342.09
Series D	$1,230.84	$1,310.65

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2018	March 31, 2017

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$541,218	$261,312

EXPENSES:
Management fees	845,172	880,480
Brokerage commissions (allocated from the Master Fund)	143,860	108,625
Selling commissions and platform fees	765,911	820,055
Administrative and operating expenses	155,165	200,030
Custody fees and other expenses (allocated from the Master Fund)	7,232	8,305

Total expenses	1,917,340	2,017,495

NET INVESTMENT LOSS	(1,376,122)	(1,756,183)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(18,327,011)	7,258,012
Foreign exchange translation	339,363	(2,844)
Net change in unrealized:
Futures and forward currency contracts	8,471,640	(13,762)
Foreign exchange translation	(144,579)	212,762
Net losses from U.S. Treasury notes:
Realized	(7,440)	—
Net change in unrealized	(21,470)	(72,316)

Net realized and unrealized gains (losses)
allocated from the Master Fund	(9,689,497)	7,381,852

NET INCOME (LOSS)	(11,065,619)	5,625,669

LESS PROFIT SHARE ALLOCATION	856	1,103,786
FROM THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$(11,066,475)	$4,521,883

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the three months ended March 31, 2018 and 2017

		Limited Partners

	General Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2017	$2,597,268	$163,192,225	140,430.1803	$9,255,157	7,036.0325	$5,310,547	3,956.9329	$49,228	37.5601	$180,404,425

Capital contributions	—	3,380,000	3,022.0600	778,000	596.1155	749,000	573.6217	241,820	202.3125	5,148,820
Capital withdrawals	—	(6,043,700)	(5,538.9009)	(347,554)	(282.5553)	(321,146)	(252.3080)	—	—	(6,712,400)
Transfer between Series		(119,505)	(106.8317)	—	—	119,505	92.3507	—	—	—
Net income (loss) before profit share	(134,205)	(10,050,125)	—	(563,299)	—	(323,042)	—	5,052	—	(11,065,619)
Profit share		—		—		—		(856)		(856)
PARTNERS’ CAPITAL — March 31, 2018	$2,463,063	$150,358,895	137,806.5077	$9,122,304	7,349.5927	$5,534,864	4,370.5973	$295,244	239.8726	$167,774,370

Net Asset Value per Unit at March 31, 2018			$1,091.09		$1,241.20		$1,266.39		$1,230.84

		Limited Partners

	General Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2016	$2,779,224	$158,782,193	140,590.2950	$8,846,058	7,017.8811	$2,478,858	1,930.6399	$172,886,333

Capital contributions	—	7,070,400	6,200.9289	451,000	358.2823	50,000	38.9421	7,571,400
Capital withdrawals	—	(4,940,860)	(4,312.6872)	(443,099)	(352.2280)	—	—	(5,383,959)
Net income before profit share	116,676	5,096,053	—	319,928	—	93,012	—	5,625,669
Profit share		(1,020,837)		(64,566)		(18,383)		(1,103,786)
PARTNERS’ CAPITAL — March 31, 2017	$2,895,900	$164,986,949	142,478.5367	$9,109,321	7,023.9354	$2,603,487	1,969.5820	$179,595,657

Net Asset Value per Unit at March 31, 2017			$1,157.98		$1,296.90		$1,321.85

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2018

The following information presents per unit operating performance data for each series for the three months ended March 31, 2018.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,162.09	$1,315.39	$1,342.09	$1,310.65

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(9.40)	(4.50)	(4.58)	(6.32)
Total trading and investing losses (1)	(61.60)	(69.69)	(71.12)	(65.51)

Net loss before profit share allocation from Master Fund	(71.00)	(74.19)	(75.70)	(71.83)

Less: profit share allocation from Master Fund (1) (6)	0.00	0.00	0.00	7.98

Net loss from operations after profit share allocation from Master Fund	(71.00)	(74.19)	(75.70)	(79.81)

NET ASSET VALUE PER UNIT — End of period	$1,091.09	$1,241.20	$1,266.39	$1,230.84

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(6.11)%	(5.64)%	(5.64)%	(5.43)%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.00	0.00	0.00	0.66

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(6.11)%	(5.64)%	(5.64)%	(6.09)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.72%	2.72%	2.72%	3.45%
Profit share allocation from Master Fund (2) (6)	0.00	0.00	0.00	0.66

Total expenses	4.72%	2.72%	2.72%	4.11%

Net investment loss (3) (4) (5)	(3.45)%	(1.45)%	(1.45)%	(2.10)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not Annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at March 31, 2018 (unaudited) and December 31, 2017 and the results of its operations for the three months ended March 31, 2018 and 2017 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2017 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2017 information has been derived from the audited financial statements as of December 31, 2017.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2017.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2018 and December 31, 2017 was 29.92% and 35.47%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At March 31, 2018 and December 31, 2017, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C and Series D Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended March 31,
	2018	2017
Series A	140,903.511	142,832.206
Series B	7,518.812	7,121.848
Series C	4,432.382	1,969.559
Series D	107.245	—

5. SUBSEQUENT EVENTS

During the period from April 1, 2018 to May 14, 2018, contributions of $1,189,000 were made to the Partnership. The General Partner has performed its evaluation of subsequent events through May 14, 2018, the date the form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

(a) At March 31, 2018 and December 31, 2017 (unaudited)

(b) For the three months ended March 31, 2018 and 2017 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2018	2017
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $72,311,247 and $128,131,904)	$72,219,405	$127,971,156
Net unrealized appreciation on open futures and forward currency contracts	19,522,855	2,145,457
Due from brokers	8,768,564	289,111
Cash denominated in foreign currencies (cost $10,256,568 and $27,839,061)	10,460,272	28,534,515

Total equity in trading accounts	110,971,096	158,940,239

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $414,467,694 and $358,764,241)	413,794,235	358,229,399

CASH AND CASH EQUIVALENTS	41,602,659	75,905,244

ACCRUED INTEREST RECEIVABLE	1,323,831	1,364,398

DUE FROM MILLBURN MULTI-MARKETS LTD.	766	2,750

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	671	292

TOTAL	$567,693,258	$594,442,322

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$1,032,691	$11,713,535
Subscriptions in advance	900,000	2,430,000
Capital withdrawal payable to Limited Partners	3,370,148	64,127,936
Capital withdrawal payable to General Partner	—	3,734,700
Management fee payable	693,678	708,614
Selling commissions payable	257,363	275,139
Accrued expenses	498,752	222,956
Due to brokers	62,365	2,519,264
Commissions and other trading fees on open futures contracts	68,449	82,629
Accrued profit share	7,931	—

Total liabilities	6,891,377	85,814,773

PARTNERS’ CAPITAL	560,801,881	508,627,549

TOTAL	$567,693,258	$594,442,322

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2018

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	1.10%	$6,153,149
Grains	0.01	70,055
Interest rates:
2 Year U.S. Treasury Note (1,369 contracts, settlement date June 2018)	0.01	39,204
5 Year U.S. Treasury Note (1,064 contracts, settlement date June 2018)	0.08	471,985
10 Year U.S. Treasury Note (660 contracts, settlement date June 2018)	0.13	724,172
Other interest rates	2.21	12,395,460

Total interest rates	2.43	13,630,821

Metals	(1.03)	(5,801,820)
Softs	(0.01)	(54,319)
Stock indices	0.17	954,474

Total long futures contracts	2.67	14,952,360

Short futures contracts:
Energies	0.00	630
Grains	0.24	1,333,360
Interest rates	(0.07)	(368,878)
Livestock	0.01	65,630
Metals	0.59	3,336,073
Softs	0.10	558,363
Stock indices	(0.06)	(354,683)

Total short futures contracts	0.81	4,570,495

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	3.48	19,522,855

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.07)	(408,188)
Total short forward currency contracts	(0.11)	(624,503)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.18)	(1,032,691)

TOTAL	3.30%	$18,490,164

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2018

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

118,640,000	U.S. Treasury notes, 1.000%, 05/15/2018	21.14%	$118,549,630
132,540,000	U.S. Treasury notes, 1.000%, 08/15/2018	23.56	132,125,813
118,640,000	U.S. Treasury notes, 1.250%, 11/15/2018	21.06	118,086,192
118,640,000	U.S. Treasury notes, 0.750%, 02/15/2019	20.90	117,252,005
	Total investments in U.S. Treasury notes
	(amortized cost $486,778,941)	86.66%	$486,013,640

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2017

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	1.39%	$7,066,650
Grains	(0.00)	(20,390)
Interest rates:
10 Year U.S. Treasury Note (111 contracts, settlement date March 2018)	0.01	43,344
30 Year U.S. Treasury Bond (209 contracts, settlement date March 2018)	0.06	291,406
Other interest rates	(1.31)	(6,661,826)

Total interest rates	(1.24)	(6,327,076)

Metals	1.66	8,491,751
Softs	0.07	350,420
Stock indices	0.32	1,647,379

Total long futures contracts	2.20	11,208,734

Short futures contracts:
Energies	(0.17)	(896,980)
Grains	0.02	104,011
Interest rates	0.15	764,885
Livestock	(0.01)	(66,920)
Metals	(1.73)	(8,777,976)
Softs	0.08	404,426
Stock indices	(0.12)	(594,723)

Total short futures contracts	(1.78)	(9,063,277)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.42	2,145,457

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.32	1,616,927
Total short forward currency contracts	(2.62)	(13,330,462)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(2.30)	(11,713,535)

TOTAL	(1.88)%	$(9,568,078)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2017

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$116,040,000	U.S. Treasury notes, 1.000%, 02/15/2018	22.81%	$115,994,672
115,440,000	U.S. Treasury notes, 1.000%, 05/15/2018	22.67	115,293,445
140,540,000	U.S. Treasury notes, 1.000%, 08/15/2018	27.52	139,991,016
115,440,000	U.S. Treasury notes, 1.250%, 11/15/2018	22.59	114,921,422
	Total investments in U.S. Treasury notes
	(amortized cost $486,896,145)	95.59%	$486,200,555

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2018	2017
INVESTMENT INCOME — Interest income	$1,761,551	$427,863

EXPENSES:
Brokerage fees	467,674	180,608
Management fees	2,055,081	1,134,079
Selling commissions and platform fees	770,731	823,696
Administrative and operating expenses	275,792	257,753
Custody fees and other expenses	23,684	11,124
Total expenses	3,592,962	2,407,260

NET INVESTMENT LOSS	(1,831,411)	(1,979,397)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(59,748,255)	9,830,518
Foreign exchange translation	1,116,934	(6,154)
Net change in unrealized:
Futures and forward currency contracts	28,058,242	1,952,351
Foreign exchange translation	(491,750)	316,616
Net losses from U.S. Treasury notes
Realized	(24,364)	—
Net change in unrealized	(69,711)	(188,613)
Total net realized and unrealized gains (losses)	(31,158,904)	11,904,718

NET INCOME (LOSS)	(32,990,315)	9,925,321
LESS PROFIT SHARE TO GENERAL PARTNER	7,931	1,535,969
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(32,998,246)	$8,389,352

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the three months ended March 31, 2018

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2018	$507,755,056	$—	$872,493	$508,627,549
Contributions	93,703,649	—	—	93,703,649
Withdrawals	(8,531,071)	—	—	(8,531,071)
Net loss before profit share	(32,945,783)	—	(44,532)	(32,990,315)
General Partner’s allocation - profit share	(7,931)	—	—	(7,931)
PARTNERS’ CAPITAL- March 31, 2018	$559,973,920	$—	$827,961	$560,801,881

For the three months ended March 31, 2017

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2017	$229,993,162	$—	$806,883	$230,800,045
Contributions	158,771,402	5,648	—	158,777,050
Withdrawals	(7,397,939)	—	—	(7,397,939)
Net income before profit share	9,890,749	77	34,495	9,925,321
General Partner’s allocation - profit share	(1,535,969)	—	—	(1,535,969)
PARTNERS’ CAPITAL- March 31, 2017	$389,721,405	$5,725	$841,378	$390,568,508

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31,	March 31,
	2018	2017

Total return before General Partner profit share allocation (3)	(5.58)%	3.75%
Less: General Partner profit share allocation (3)	—	0.75

Total return after General Partner profit share allocation (3)	(5.58)%	3.00%

Ratios to average net asset value:
Expenses (1) (4)	2.48%	2.40%
General Partner profit share allocation (3)	—	0.75

Total expenses (1)	2.48%	3.15%

Net investment loss (1) (2) (4)	(1.24)%	(1.80)%

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

(3) Not Annualized.

(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended
	March 31,	March 31,
	2018	2017

Total return before General Partner profit share allocation (3)	(5.61)%	3.50%
Less: General Partner profit share allocation (3)	—	0.54

Total return after General Partner profit share allocation (3)	(5.61)%	2.96%

Ratios to average net asset value:
Expenses (1) (4)	2.64%	3.32%
General Partner profit share allocation (3)	—	0.54

Total expenses (1)	2.64%	3.86%

Net investment loss (1) (2) (4)	(1.36)%	(2.72)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the proportionate share of expenses of the Partnership and the Cayman Feeder for the period ending March 31, 2018 and March 31, 2017.

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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2018 (unaudited) and December 31, 2017 and the results of its operations for the three months ended March 31, 2018 and 2017 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2017 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2017 information has been derived from the audited financial statements as of December 31, 2017.

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At March 31, 2018 and December 31, 2017, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	March 31,	December 31,
	2018	2017
Partnership	29.92%	35.47%
Cayman Feeder	61.24%	55.14%

Total	91.16%	90.61%

The capital withdrawals payable at March 31, 2018 and December 31, 2017 were $3,370,148 and $67,862,636, respectively, as detailed below.

	March 31,	December 31,
	2018	2017
Direct investors (1)	$—	$3,934,700
Partnership	3,370,148	1,565,482
Cayman Feeder	—	62,362,454

Total	$3,370,148	$67,862,636

(1) Includes General Partner’s profit share of $3,734,700 at December 31, 2017.

The Master Fund bears expenses, including, but not limited to, periodic legal, accounting and filing fees, up to an amount equal to 1/4 of 1% per annum of average net assets of the Master Fund (the “Expense Cap”). Amounts subject to the Expense Cap include expenses incurred at the Master Fund and Cayman Feeder level. The General Partner bears any excess over such amounts.

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

During the three months ended March 31, 2018 and 2017, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of March 31, 2018 and December 31, 2017 in valuing the Master Fund’s investments at fair value. At March 31, 2018 and December 31, 2017, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2018

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$486,013,640	$—	$486,013,640

Short-Term Money Market Fund*	41,352,659	—	41,352,659
Exchange-traded futures contracts
Energies	6,153,779	—	6,153,779
Grains	1,403,415	—	1,403,415
Interest rates	13,261,943	—	13,261,943
Livestock	65,630	—	65,630
Metals	(2,465,747)	—	(2,465,747)
Softs	504,044	—	504,044
Stock indices	599,791	—	599,791

Total exchange-traded futures contracts	19,522,855	—	19,522,855

Over-the-counter forward currency contracts	—	(1,032,691)	(1,032,691)

Total futures and forward currency contracts (2)	19,522,855	(1,032,691)	18,490,164

Total financial assets and liabilities at fair value	$546,889,154	$(1,032,691)	$545,856,463

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$72,219,405
Investments in U.S. Treasury notes held in custody			413,794,235
Total investments in U.S. Treasury notes			$486,013,640

(2)
Net unrealized appreciation on open futures and forward currency contracts			$19,522,855
Net unrealized depreciation on open futures and forward currency contracts			(1,032,691)
Total net unrealized appreciation on open futures and forward currency contracts			$18,490,164

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2017

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$486,200,555	$—	$486,200,555

Short-Term Money Market Fund*	75,655,244	—	75,655,244
Exchange-traded futures contracts
Energies	6,169,670	—	6,169,670
Grains	83,621	—	83,621
Interest rates	(5,562,191)	—	(5,562,191)
Livestock	(66,920)	—	(66,920)
Metals	(286,225)	—	(286,225)
Softs	754,846	—	754,846
Stock indices	1,052,656	—	1,052,656

Total exchange-traded futures contracts	2,145,457	—	2,145,457

Over-the-counter forward currency contracts	—	(11,713,535)	(11,713,535)

Total futures and forward currency contracts (2)	2,145,457	(11,713,535)	(9,568,078)

Total financial assets and liabilities at fair value	$564,001,256	$(11,713,535)	$552,287,721

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$127,971,156
Investments in U.S. Treasury notes held in custody			358,229,399
Total investments in U.S. Treasury notes			$486,200,555

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,145,457
Net unrealized depreciation on open futures and forward currency contracts			(11,713,535)
Total unrealized depreciation on open futures and forward currency contracts			$(9,568,078)

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at March 31, 2018 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2018 and December 31, 2017. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2018

					Net
					Unrealized
					Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$6,160,044	$(6,895)	$8,140	$(7,510)	$6,153,779
Grains	93,753	(23,698)	1,362,413	(29,053)	1,403,415
Interest rates	13,771,808	(140,987)	2,053	(370,931)	13,261,943
Livestock	—	—	111,550	(45,920)	65,630
Metals	104,203	(5,906,023)	3,683,610	(347,537)	(2,465,747)
Softs	8,005	(62,324)	586,751	(28,388)	504,044
Stock indices	3,184,389	(2,229,915)	5,310	(359,993)	599,791
Total futures contracts	23,322,202	(8,369,842)	5,759,827	(1,189,332)	19,522,855

Forward currency contracts	4,042,394	(4,450,582)	3,565,883	(4,190,386)	(1,032,691)

Total futures and forward currency contracts	$27,364,596	$(12,820,424)	$9,325,710	$(5,379,718)	$18,490,164

Fair value of futures and forward currency contracts at December 31, 2017

					Net
					Unrealized
					Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$7,084,104	$(17,454)	$115,340	$(1,012,320)	$6,169,670
Grains	100	(20,490)	274,100	(170,089)	83,621
Interest rates	1,344,904	(7,671,980)	829,470	(64,585)	(5,562,191)
Livestock	—	—	6,260	(73,180)	(66,920)
Metals	8,558,331	(66,580)	22,964	(8,800,940)	(286,225)
Softs	357,125	(6,705)	679,252	(274,826)	754,846
Stock indices	4,844,811	(3,197,432)	858,712	(1,453,435)	1,052,656
Total futures contracts	22,189,375	(10,980,641)	2,786,098	(11,849,375)	2,145,457

Forward currency contracts	5,225,346	(3,608,419)	2,226,484	(15,556,946)	(11,713,535)

Total futures and forward currency contracts	$27,414,721	$(14,589,060)	$5,012,582	$(27,406,321)	$(9,568,078)

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2018 and 2017 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2018 and 2017

	Three months	Three months
	ended:	ended:
	March 31,	March 31,
Sector	2018	2017
Futures contracts:
Energies	$1,398,261	$(2,711,704)
Grains	(1,246,757)	85,133
Interest rates	8,783,509	(317,559)
Livestock	97,500	(229,000)
Metals	(1,724,080)	199,742
Softs	66,699	419,398
Stock indices	(33,285,722)	14,447,557
Total futures contracts	(25,910,590)	11,893,567

Forward currency contracts	(5,779,423)	(110,698)

Total futures and forward currency contracts	$(31,690,013)	$11,782,869

For the three months ended March 31, 2018 and 2017, the monthly average number of futures contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2018	2017

Average bought	51,167	18,521
Average sold	47,432	17,868
Average notional	$4,036,590,726	$2,040,356,435

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2018 and December 31, 2017.

Offsetting of derivative assets and liabilities at March 31, 2018

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition

Futures contracts
Counterparty C	$11,870,039	$(1,765,960)	$10,104,079
Counterparty I	17,211,990	(7,793,214)	9,418,776
Total futures contracts	29,082,029	(9,559,174)	19,522,855
Total assets	$29,082,029	$(9,559,174)	$19,522,855

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition

Forward currency contracts
Counterparty G	$2,852,962	$(2,801,274)	$51,688
Counterparty H	5,788,006	(4,807,003)	981,003
Total forward currency contracts	8,640,968	(7,608,277)	1,032,691

Total liabilities	$8,640,968	$(7,608,277)	$1,032,691

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$10,104,079	$—	$(10,104,079)	$—
Counterparty I	9,418,776	—	(9,418,776)	—

Total	$19,522,855	$—	$(19,522,855)	$—

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$51,688	$—	$51,688	$—
Counterparty H	981,003	—	981,003	—

Total	$1,032,691	$—	$1,032,691	$—

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.

(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2018.

(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of March 31, 2018.

Offsetting of derivative assets and liabilities at December 31, 2017

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition

Futures contracts
Counterparty C	$8,020,778	$(7,204,167)	$816,611
Counterparty I	16,954,695	(15,625,849)	1,328,846
Total futures contracts	24,975,473	(22,830,016)	2,145,457

Total assets	$24,975,473	$(22,830,016)	$2,145,457

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition

Forward currency contracts
Counterparty G	$7,086,206	$(2,515,193)	$4,571,013
Counterparty H	12,079,159	(4,936,637)	7,142,522
Total forward currency contracts	19,165,365	(7,451,830)	11,713,535

Total liabilities	$19,165,365	$(7,451,830)	$11,713,535

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$816,611	$—	$(816,611)	$—
Counterparty I	1,328,846	—	(1,328,846)	—

Total	$2,145,457	$—	$(2,145,457)	$—

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$4,571,013	$—	$4,571,013	$—
Counterparty H	7,142,522	—	7,142,522	—

Total	$11,713,535	$—	$11,713,535	$—

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.

(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2017.

(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2017.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Master Fund’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and MS. The amount of such credit risk was $23,026,779 and $49,457,913 at March 31, 2018 and December 31, 2017, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2018 and 2017. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended: March 31, 2018	Three months ended: March 31, 2017
Profit share earned	$—	$5,648
Profit share accrued	7,931	1,530,321
Total profit share	$7,931	$1,535,969

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

7. SUBSEQUENT EVENTS

During the period from April 1, 2018 to May 14, 2018, contributions of $8,839,000 were made to the Master Fund. The General Partner has performed its evaluation of subsequent events through May 14, 2018, the date the form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund trades futures, forward, and spot contracts on interest rate instruments, agricultural commodities, currencies, metals, energy and stock indices, and forward contracts on currencies, and may trade options on the foregoing and swaps thereon. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In most OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through March 31, 2017, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2018

Month Ending:	Total Partners’ Capital of the Partnership
March 31, 2018	$167,774,370
December 31, 2017	180,404,425

Three Months
Change in Partners’ Capital	$(12,630,055)
Percent Change	(7.00)%

THREE MONTHS ENDED MARCH 31, 2018

The decrease in the Partnership’s net assets of $12,630,055 was attributable to net loss after profit share through its investment in the Master Fund of $11,066,475 and withdrawals of $6,712,400 which were partially offset by contributions of $5,148,820.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2018 decreased $35,308 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2018, relative to the corresponding period in 2017.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2018 increased $35,235 relative to the corresponding period in 2017. The increase was due to an increase in trading activity during the three months ended March 31, 2018, relative to the corresponding period in 2017.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended March 31, 2018 decreased $54,144 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of commission paying investors of the Partnership during the three months ended March 31, 2018, relative to the corresponding period in 2017.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2018 decreased $44,865 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2018, relative to the corresponding period in 2017.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2018 increased $279,906 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2018 relative to the corresponding period in 2017.

For the three months ended March 31, 2018, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized losses of $9,689,497 from trading operations (including foreign exchange transactions and translations). Management fees of $845,172, brokerage commissions of $143,860, selling commissions and platform fees of $765,911, administrative and operating expenses of $155,165, custody fees and other expenses of $7,232, and profit share of $856 were paid or accrued. Interest income of $541,218 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $11,066,475.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(1.00)%
Energies	0.28%
Grains	(0.23)%
Interest rates	1.64%
Livestock	0.01%
Metals	(0.31)%
Softs	(0.01)%
Stock indices	(5.75)%
Trading loss	(5.37)%

MANAGEMENT DISCUSSION – 2018

Three months ended March 31, 2018

The Partnership was unprofitable during the quarter almost entirely due to losses from trading global stock index futures. Elsewhere, profits from trading interest rate and energy futures were largely offset by losses from trading currency forwards, and grain and metal futures. Trading of soft and livestock futures was essentially flat.

Against a background of synchronized global growth and expanding corporate profits, stocks reached overbought levels during the sharp price run-up in early 2018. Subsequently, equity markets were weighed down by a series of worries including: reports suggesting that an acceleration of U.S. wages and inflation combined with increased fiscal deficit spending could prompt the Federal Reserve to raise interest rates faster and further than previously anticipated; increased equity market volatility globally as the “central bank put” was removed from market psychology; the rising threat of a trade war; a first quarter slowdown in global growth momentum; and unsettled political conditions in the U.S., Germany and the U.K. Importantly, the tech sector, which has led the equity rally of recent years, was negatively impacted by the Facebook data breach, by the influence of the first autonomous car fatalities on the stock prices of Uber, Nvidia, and Tesla, by Moody’s downgrade of Tesla and by President Trump’s tweets about Amazon. As a result, equity markets fell sharply in volatile trading from their late January highs to the end of March. For example, the S&P 500 and EAFE equity indices fell nearly 10% from those peaks. Short VIX trades were the largest contributor to the Partnership’s equity sector losses during the quarter as this market saw an historic spike in prices caused by the sudden February selloff in equity markets, the increase in volatility, and the resulting liquidation of two short volatility exchange traded notes. Long positions in European, British, Japanese, Australian, Canadian, and U.S equity futures also generated losses. There were also losses from countertrend short positions in U.S. equity futures that were triggered by short term trading systems during the rapid equity price gains in January. On the other hand, long positions in Chinese, Hong Kong and Taiwanese stock futures were slightly profitable.

Interest rate futures were buffeted by conflicting forces during the quarter. At the start of the year, signs of strengthening global growth, evidence of rising wages and inflation in the U.S., and indications that major central banks, including the U.S. Federal Reserve, European Central Bank, and Bank of Japan, were pulling back on monetary accommodation led to rising interest rates and falling prices of interest rate futures. Later in the quarter, however, the threat of a trade war, increased equity market volatility globally, subdued actual inflation statistics, and a first quarter slowdown in global growth momentum generated solid demand for government securities, contributing to rising futures prices. Strong demand from central banks, pension funds and insurance related buyers for high quality government debt with attractive yields added to the price rallies. Meanwhile, in Japan, the February reappointment of Hiroki Kuroda to a second term as Bank of Japan Governor underpinned demand for Japanese government bonds. Ultimately, long positions in German, French, Italian, Canadian and Japanese interest rate futures were profitable. Trading of U.S. interest rate futures, though mixed, was also profitable. Long U.S. 2- and 5-year note trades were unprofitable in January, while a long 10-year note position was profitable in March. Also, a short euro-dollar trade was quite profitable in January as rates rose, while a long euro-dollar trade posted a small gain in March as rates declined. Meanwhile trading of British interest rate futures was fractionally negative.

Energy prices were volatile during the quarter, but energy trading was marginally profitable. For example, Brent crude prices climbed over $70 per barrel in January as the Organization of the Petroleum Exporting Countries (“OPEC”)/non-OPEC production control agreement and rising global demand continued to drag down inventories. A weaker U.S. dollar early in 2018 also boosted energy prices. Then prices plunged to under $63/barrel in mid-February due to the depressive impacts from the shale revolution and some worries about a slowing in global growth. From then to quarter end the price ratcheted up above $70 per barrel again in response to rising geopolitical anxiety. The hawkish appointments by President Trump of Mike Pompeo as U.S. Secretary of State and John Bolton as National Security Advisor heightened concern about the continuation of the 2015 Iran Nuclear Deal, and hence, about supplies of Iranian oil to the global market. For the quarter, the profits on long positions in Brent and WTI crude slightly outweighed the losses on long positions in RBOB gasoline, heating oil, and London gas oil. A short natural gas position was also slightly negative as unusually severe winter weather underpinned natural gas prices.

A short sugar trade was profitable as prices declined as world sugar production hit record highs in the wake surging supplies from India and Thailand. A short coffee position was also profitable. Meanwhile, a short cocoa trade produced a largely offsetting loss as dry weather in western Africa and demand increases from Europe and Asia supported prices.

Currency trading was unprofitable during the quarter. The U.S. dollar index, after falling about 4% during January, was range-bound thereafter. Long U.S. dollar positions against the currencies of Japan, Switzerland, Australia, New Zealand and Norway posted losses as the U.S. dollar displayed surprising weakness in January. Deterioration in the political environment in the U.S. and relatively stronger growth abroad weighed on the U.S. dollar even as interest rates rose in America. Later in the quarter as the U.S. dollar bounced off its lows, short U.S. dollar trades against the Swedish krona, Turkish lira and Brazilian real posted small losses. A cut in the official interest rate by Brazil’s central bank, a persistently negative official short term rate in Sweden, and worsening inflation and trade balance data from Turkey also influenced these losses. Trading the Canadian dollar was also unprofitable. On the other hand, long positions in the Mexican peso, Columbian peso and euro were profitable as the U.S. dollar weakened early in the quarter. A short British pound trade was also profitable due to Brexit concerns.

Early in the period, drought concerns in Argentina and the U.S. pushed grain prices higher despite the persistence of large inventories. However, later in the quarter, worries about a trade war with China weighed heavily on grain prices. Overall, losses on short soybean, corn and wheat trades early on and from long soybean and corn trades late in the period fractionally outdistanced the profits from a long soybean meal trade in January and February and a short wheat trade in March.

Metal trading was marginally negative for the quarter as losses from trading copper, aluminum and palladium outweighed the profit from a short silver position.

Period ended March 31, 2017

Month Ending:	Total Partners’ Capital of the Partnership
March 31, 2017	$179,595,657
December 31, 2016	172,886,333

Three Months
Change in Partners’ Capital	$6,709,324
Percent Change	3.88%

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at March 31, 2018 and December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On January 1, 2018, February 1, 2018, and March 1, 2018, the Partnership sold Units to new and existing limited partners of $1,283,000, $3,304,000 and $561,820 respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended March 31, 2018. There were no Series D redemptions.

	Series A		Series B		Series C
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit
January 31, 2018	(1,550.4862)	$1,118.63	(46.6462)	$1,268.30	(58.9300)	$1,294.04
February 28, 2018	(1,267.0879)	1,057.60	(110.1800)	1,201.11	—	1,225.48
March 31, 2018	(2,721.3268)	1,091.09	(125.7291)	1,241.20	(193.3780)	1,266.39

Total	(5,538.9009)		(282.5553)		(252.3080)

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
General Partner

Date: May 14, 2018

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)