Form 10-Q
period 2018-06-30
Millburn Multi-Markets Fund L.P.
filed 2018-08-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2018

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

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At June 30, 2018 and December 31, 2017 (unaudited)

(b) For the six months ended June 30, 2018 and 2017 (unaudited)

(c) For the three and six months ended June 30, 2018 and 2017 (unaudited)

 Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

ASSETS	June 30, 2018	December 31, 2017
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$159,554,823	$180,404,424
Due from the Master Fund	2,709,716	1,565,482
Cash and cash equivalents	40,000	1,283,292

Total assets	$162,304,539	$183,253,198

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$40,000	$1,283,000
Capital withdrawal payable to Limited Partners	2,709,716	1,165,481
Capital withdrawal payable to General Partner	—	400,000
Due to the Master Fund	—	292

Total liabilities	2,749,716	2,848,773

PARTNERS’ CAPITAL:
General Partner	2,535,479	2,597,268

Limited partners:
Series A (129,575.9797 and 140,430.1803 units outstanding)	144,087,318	163,192,225
Series B (6,921.5000 and 7,036.0325 units outstanding)	8,799,397	9,255,157
Series C (2,772.7696 and 3,956.9329 units outstanding)	3,596,591	5,310,547
Series D (427.8457 and 37.5601 units outstanding)	536,038	49,228

Total limited partners	157,019,344	177,807,157

Total partners’ capital	159,554,823	180,404,425

TOTAL	$162,304,539	$183,253,198

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,111.99	$1,162.09
Series B	$1,271.31	$1,315.39
Series C	$1,297.11	$1,342.09
Series D	$1,252.88	$1,310.65

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2018	June 30, 2017

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$632,892	$345,184

EXPENSES:
Management fees	818,023	916,282
Brokerage commissions (allocated from the Master Fund)	134,915	137,663
Selling commissions and platform fees	743,759	855,366
Administrative and operating expenses	158,920	131,013
Custody fees and other expenses (allocated from the Master Fund)	7,347	8,487

Total expenses	1,862,964	2,048,811

NET INVESTMENT LOSS	(1,230,072)	(1,703,627)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	4,543,564	6,111,486
Foreign exchange translation	(28,805)	(13,462)
Net change in unrealized:
Futures and forward currency contracts	(44,769)	(13,821,492)
Foreign exchange translation	(148,353)	199,113
Net gains (losses) from U.S. Treasury notes:
Realized	(5,206)	—
Net change in unrealized	93,469	(43,500)

Net realized and unrealized gains (losses) allocated from the Master Fund	4,409,900	(7,567,855)

NET INCOME (LOSS)	3,179,828	(9,271,482)

LESS PROFIT SHARE ALLOCATION	2,198	(1,043,709)
TO (FROM) THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$3,177,630	$(8,227,773)

(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2018	June 30, 2017

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$1,174,110	$606,496

EXPENSES:
Management fees	1,663,195	1,796,762
Brokerage commissions (allocated from the Master Fund)	278,775	246,288
Selling commissions and platform fees	1,509,670	1,675,421
Administrative and operating expenses	314,085	331,043
Custody fees and other expenses (allocated from the Master Fund)	14,579	16,792

Total expenses	3,780,304	4,066,306

NET INVESTMENT LOSS	(2,606,194)	(3,459,810)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(13,783,447)	13,369,498
Foreign exchange translation	310,558	(16,306)
Net change in unrealized:
Futures and forward currency contracts	8,426,871	(13,835,254)
Foreign exchange translation	(292,932)	411,875
Net gains (losses) from U.S. Treasury notes:
Realized	(12,646)	—
Net change in unrealized	71,999	(115,816)

Net realized and unrealized (losses) allocated from the Master Fund	(5,279,597)	(186,003)

NET LOSS	(7,885,791)	(3,645,813)

LESS PROFIT SHARE ALLOCATION	3,054	60,077
TO THE MASTER FUND

NET LOSS AFTER PROFIT SHARE	$(7,888,845)	$(3,705,890)

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the six months ended June 30, 2018 and 2017

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2017	$2,597,268	$163,192,225	140,430.1803	$9,255,157	7,036.0325	$5,310,547	3,956.9329	$49,228	37.5601	$180,404,425

Capital contributions	—	4,251,000	3,819.6181	778,000	596.1155	999,000	771.0340	473,820	390.2856	6,501,820
Capital withdrawals	—	(15,957,417)	(14,566.9870)	(883,338)	(710.6480)	(2,621,822)	(2,047.5480)	—	—	(19,462,577)
Transfers between Series		(119,505)	(106.8317)	—	—	119,505	92.3507	—	—	—
Net income (loss) before profit share	(61,789)	(7,278,985)	—	(350,422)	—	(210,639)	—	16,044	—	(7,885,791)
Profit share		—		—		—		(3,054)		(3,054)
PARTNERS’ CAPITAL — June 30, 2018	$2,535,479	$144,087,318	129,575.9797	$8,799,397	6,921.5000	$3,596,591	2,772.7696	$536,038	427.8457	$159,554,823

Net Asset Value per Unit at June 30, 2018			$1,111.99		$1,271.31		$1,297.11		$1,252.88

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2016	$2,779,224	$158,782,193	140,590.2950	$8,846,058	7,017.8811	$2,478,858	1,930.6399	$172,886,333

Capital contributions	—	19,643,577	17,021.2694	626,000	492.5395	150,000	114.5939	20,419,577
Capital withdrawals	—	(10,163,810)	(8,827.4041)	(829,356)	(646.8919)	(424,041)	(321.7214)	(11,417,207)
Net income (loss) before profit share	614	(3,551,751)	—	(83,443)	—	(11,233)	—	(3,645,813)
Profit share		(53,240)		(4,210)		(2,627)		(60,077)
PARTNERS’ CAPITAL — June 30, 2017	$2,779,838	$164,656,969	148,784.1603	$8,555,049	6,863.5287	$2,190,957	1,723.5124	$178,182,813

Net Asset Value per Unit at June 30, 2017			$1,106.68		$1,246.45		$1,271.22

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2018

The following information presents per unit operating performance data for each series for the three months ended June 30, 2018.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,091.09	$1,241.20	$1,266.39	$1,230.84

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(8.83)	(3.79)	(3.92)	(5.86)
Total trading and investing gains (1)	29.73	33.90	34.64	32.39

Net income before profit share allocation from Master Fund	20.90	30.11	30.72	26.53

Less: profit share allocation from Master Fund (1) (6)	0.00	0.00	0.00	4.49

Net income from operations after profit share allocation from Master Fund	20.90	30.11	30.72	22.04

NET ASSET VALUE PER UNIT — End of period	$1,111.99	$1,271.31	$1,297.11	$1,252.88

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	1.92%	2.43%	2.43%	2.25%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.00	0.00	0.00	0.46

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	1.92%	2.43%	2.43%	1.79%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.73%	2.73%	2.72%	3.50%
Profit share allocation from Master Fund (2) (6)	0.00	0.00	0.00	0.46

Total expenses	4.73%	2.73%	2.72%	3.96%

Net investment loss (3) (4) (5)	(3.20)%	(1.20)%	(1.21)%	(1.95)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2018

The following information presents per unit operating performance data for each series for the six months ended June 30, 2018.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,162.09	$1,315.39	$1,342.09	$1,310.65

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(18.23)	(8.29)	(8.50)	(12.18)
Total trading and investing losses (1)	(31.87)	(35.79)	(36.48)	(33.12)

Net loss before profit share allocation from Master Fund	(50.10)	(44.08)	(44.98)	(45.30)

Less: profit share allocation from Master Fund (1) (6)	0.00	0.00	0.00	12.47

Net loss from operations after profit share allocation from Master Fund	(50.10)	(44.08)	(44.98)	(57.77)

NET ASSET VALUE PER UNIT — End of period	$1,111.99	$1,271.31	$1,297.11	$1,252.88

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(4.31)%	(3.35)%	(3.35)%	(3.40)%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.00	0.00	0.00	1.01

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(4.31)%	(3.35)%	(3.35)%	(4.41)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.73%	2.72%	2.72%	3.49%
Profit share allocation from Master Fund (2) (6)	0.00	0.00	0.00	1.01

Total expenses	4.73%	2.72%	2.72%	4.50%

Net investment loss (3) (4) (5)	(3.33)%	(1.33)%	(1.34)%	(1.98)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

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

See notes to financial statements (Unaudited)

(Concluded)

 NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at June 30, 2018 (unaudited) and December 31, 2017 and the results of its operations for the three and six months ended June 30, 2018 and 2017 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2018 and December 31, 2017 was 29.39% and 35.47%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At June 30, 2018 and December 31, 2017, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C and Series D Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Series A	135,019.682	148,467.125	137,945.343	145,665.232
Series B	7,197.217	6,897.731	7,357.126	7,009.170
Series C	3,894.068	1,961.044	4,161.738	1,965.278
Series D	381.042	—	244.900	—

5. SUBSEQUENT EVENTS

During the period from July 1, 2018 to August 13, 2018, contributions of $269,000 were made to the Partnership. The General Partner has performed its evaluation of subsequent events from July 1, 2018 to August 13, 2018, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

(a) At June 30, 2018 and December 31, 2017 (unaudited)

(b) For the six months ended June 30, 2018 and 2017 (unaudited)

(c) For the three and six months ended June 30, 2018 and 2017 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $82,054,196 and $128,131,904)	$81,982,172	$127,971,156
Net unrealized appreciation on open futures and forward currency contracts	20,241,019	2,145,457
Due from brokers	25,339,882	289,111
Cash denominated in foreign currencies (cost $17,480,956 and $27,839,061)	17,122,984	28,534,515

Total equity in trading accounts	144,686,057	158,940,239

INVESTMENTS IN U.S. TREASURY NOTES — at fair value
(amortized cost $407,945,155 and $358,764,241)	407,571,322	358,229,399

CASH AND CASH EQUIVALENTS	25,813,693	75,905,244

ACCRUED INTEREST RECEIVABLE	1,106,384	1,364,398

DUE FROM MILLBURN MULTI-MARKETS LTD.	147	2,750

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	—	292

TOTAL	$579,177,603	$594,442,322

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$1,328,655	11,713,535
Subscriptions in advance	300,000	2,430,000
Capital withdrawal payable to Limited Partners	20,454,161	64,127,936
Capital withdrawal payable to General Partner	—	3,734,700
Management fee payable	687,594	708,614
Selling commissions payable	245,240	275,139
Accrued expenses	796,539	222,956
Due to brokers	12,327,085	2,519,264
Commissions and other trading fees on open futures contracts	82,199	82,629
Accrued profit share	66,845	—

Total liabilities	36,288,318	85,814,773

PARTNERS’ CAPITAL	542,889,285	508,627,549

TOTAL	$579,177,603	$594,442,322

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2018

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	1.79%	$9,724,719
Grains	(0.00)	(1,088)
Interest rates:
2 Year U.S. Treasury Note (1,413 contracts, settlement date September 2018)	0.02	118,982
5 Year U.S. Treasury Note (1,575 contracts, settlement date September 2018)	0.05	289,078
10 Year U.S. Treasury Note (547 contracts, settlement date September 2018)	0.05	269,109
30 Year U.S. Treasury Bond (218 contracts, settlement date September 2018)	0.07	355,969
Other interest rates	1.78	9,645,436

Total interest rates	1.97	10,678,574

Livestock	0.01	44,590
Metals	(0.99)	(5,361,792)
Softs	(0.01)	(16,259)
Stock indices	(0.40)	(2,190,578)

Total long futures contracts	2.37	12,878,166

Short futures contracts:
Energies	0.01	77,830
Grains	0.37	2,020,653
Interest rates	(0.00)	(18,940)
Livestock	(0.00)	(14,330)
Metals	0.66	3,553,282
Softs	0.02	134,088
Stock indices	(0.16)	(872,334)

Total short futures contracts	0.90	4,880,249

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	3.27	17,758,415

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.66)	(3,577,357)
Total short forward currency contracts	0.87	4,731,306

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.21	1,153,949

TOTAL	3.48%	$18,912,364

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2018

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$123,540,000	U.S. Treasury notes, 1.000%, 08/15/2018	22.73%	$123,412,117
125,240,000	U.S. Treasury notes, 1.250%, 11/15/2018	23.01	124,885,316
118,640,000	U.S. Treasury notes, 0.750%, 02/15/2019	21.66	117,571,777
125,240,000	U.S. Treasury notes, 0.875%, 05/15/2019	22.78	123,684,284
	Total investments in U.S. Treasury notes
	(amortized cost $489,999,351)	90.18%	$489,553,494

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2017

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	1.39%	$7,066,650
Grains	(0.00)	(20,390)
Interest rates:
10 Year U.S. Treasury Note (111 contracts, settlement date March 2018)	0.01	43,344
30 Year U.S. Treasury Bond (209 contracts, settlement date March 2018)	0.06	291,406
Other interest rates	(1.31)	(6,661,826)

Total interest rates	(1.24)	(6,327,076)

Metals	1.66	8,491,751
Softs	0.07	350,420
Stock indices	0.32	1,647,379

Total long futures contracts	2.20	11,208,734

Short futures contracts:
Energies	(0.17)	(896,980)
Grains	0.02	104,011
Interest rates	0.15	764,885
Livestock	(0.01)	(66,920)
Metals	(1.73)	(8,777,976)
Softs	0.08	404,426
Stock indices	(0.12)	(594,723)

Total short futures contracts	(1.78)	(9,063,277)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.42	2,145,457

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.32	1,616,927
Total short forward currency contracts	(2.62)	(13,330,462)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(2.30)	(11,713,535)

TOTAL	(1.88)%	$(9,568,078)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2017

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$116,040,000	U.S. Treasury notes, 1.000%, 02/15/2018	22.81%	$115,994,672
115,440,000	U.S. Treasury notes, 1.000%, 05/15/2018	22.67	115,293,445
140,540,000	U.S. Treasury notes, 1.000%, 08/15/2018	27.52	139,991,016
115,440,000	U.S. Treasury notes, 1.250%, 11/15/2018	22.59	114,921,422
	Total investments in U.S. Treasury notes
	(amortized cost $486,896,145)	95.59%	$486,200,555

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2018	June 30, 2017
INVESTMENT INCOME — Interest income	$2,161,375	$771,575

EXPENSES:
Brokerage fees	460,856	303,928
Management fees	2,076,674	1,528,976
Selling commissions and platform fees	748,635	860,970
Administrative and operating expenses	297,787	206,292
Custody fees and other expenses	25,097	18,212
Total expenses	3,609,049	2,918,378

NET INVESTMENT LOSS	(1,447,674)	(2,146,803)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	15,020,832	13,024,008
Foreign exchange translation	(40,406)	(31,460)
Net change in unrealized:
Futures and forward currency contracts	422,200	(31,168,615)
Foreign exchange translation	(561,676)	437,969
Net gains (losses) from U.S. Treasury notes
Realized	(17,785)	—
Net change in unrealized	319,444	(93,144)
Total net realized and unrealized gains (losses)	15,142,609	(17,831,242)

NET INCOME (LOSS)	13,694,935	(19,978,045)
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	58,914	(1,472,397)
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$13,636,021	$(18,505,648)

(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2018	June 30, 2017
INVESTMENT INCOME — Interest income	$3,922,926	$1,199,438

EXPENSES:
Brokerage fees	928,530	484,536
Management fees	4,131,755	2,663,055
Selling commissions and platform fees	1,519,366	1,684,666
Administrative and operating expenses	573,579	464,045
Custody fees and other expenses	48,781	29,336
Total expenses	7,202,011	5,325,638

NET INVESTMENT LOSS	(3,279,085)	(4,126,200)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(44,727,423)	22,854,526
Foreign exchange translation	1,076,528	(37,614)
Net change in unrealized:
Futures and forward currency contracts	28,480,442	(29,216,264)
Foreign exchange translation	(1,053,426)	754,585
Net gains (losses) from U.S. Treasury notes
Realized	(42,149)	—
Net change in unrealized	249,733	(281,757)
Total net realized and unrealized (losses)	(16,016,295)	(5,926,524)

NET LOSS	(19,295,380)	(10,052,724)
LESS PROFIT SHARE TO GENERAL PARTNER	66,845	63,572
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(19,362,225)	$(10,116,296)

(Concluded)

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the six months ended June 30, 2018:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2018	$507,755,056	$—	$872,493	$508,627,549
Contributions	102,706,646	—	—	102,706,646
Withdrawals	(49,082,685)	—	—	(49,082,685)
Net (loss) before profit share	(19,275,776)	—	(19,604)	(19,295,380)
General Partner’s allocation - profit share	(66,845)	—	—	(66,845)
PARTNERS’ CAPITAL- June 30, 2018	$542,036,396	$—	$852,889	$542,889,285

For the six months ended June 30, 2017:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2017	$229,993,162	$—	$806,883	$230,800,045
Contributions	205,759,581	63,572	—	205,823,153
Withdrawals	(13,631,186)	—	—	(13,631,186)
Net income (loss) before profit share	(10,050,772)	(3,043)	1,091	(10,052,724)
General Partner’s allocation - profit share	(63,572)	—	—	(63,572)
PARTNERS’ CAPITAL- June 30, 2017	$412,007,213	$60,529	$807,974	$412,875,716

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Total return before General Partner profit share allocation (3)	2.50%	(4.48)%	(3.22)%	(0.86)%
Less: General Partner profit share allocation (3)	—	(0.73)	—	—

Total return after General Partner profit share allocation (3)	2.50%	(3.75)%	(3.22)%	(0.86)%

Ratios to average net asset value:
Expenses (1) (4)	2.44%	2.40%	2.48%	2.46%
General Partner profit share allocation (3)	—	(0.73)	—	—

Total expenses (1)	2.44%	1.67%	2.48%	2.46%

Net investment loss (1) (2) (4)	(0.92)%	(1.68)%	(1.08)%	(1.80)%

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

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Total return before General Partner profit share allocation (3)	2.48%	(4.59)%	(3.27)%	(1.38)%
Less: General Partner profit share allocation (3)	0.01	(0.36)	0.01	0.02

Total return after General Partner profit share allocation (3)	2.47%	(4.23)%	(3.28)%	(1.40)%

Ratios to average net asset value:
Expenses (1) (4)	2.56%	2.84%	2.60%	3.10%
General Partner profit share allocation (3)	0.01	(0.36)	0.01	0.02

Total expenses (1)	2.57%	2.48%	2.61%	3.12%

Net investment loss (1) (2) (4)	(1.04)%	(2.08)%	(1.20)%	(2.40)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the proportionate share of expenses of the Partnership and the Cayman Feeder for the period ending June 30, 2018 and June 30, 2017.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership and Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2018 (unaudited) and December 31, 2017 and the results of its operations for the three and six months ended June 30, 2018 and 2017 (unaudited).

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At June 30, 2018 and December 31, 2017, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	June 30, 2018	December 31, 2017
Partnership	29.39%	35.47%
Cayman Feeder	60.86%	55.14%

Total	90.25%	90.61%

The capital withdrawals payable at June 30, 2018 and December 31, 2017 were $20,454,161 and $67,862,636, respectively, as detailed below.

	June 30,	December 31,
	2018	2017
Direct investors (1)	$13,000	$3,934,700
Partnership	2,709,716	1,565,482
Cayman Feeder	17,731,445	62,362,454

Total	$20,454,161	$67,862,636

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

During the three and six months ended June 30, 2018 and 2017, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of June 30, 2018 and December 31, 2017 in valuing the Master Fund’s investments at fair value. At June 30, 2018 and December 31, 2017, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2018

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$489,553,494	$—	$489,553,494

Short-Term Money Market Fund*	25,563,693	—	25,563,693
Exchange-traded futures contracts
Energies	9,802,549	—	9,802,549
Grains	2,019,565	—	2,019,565
Interest rates	10,659,634	—	10,659,634
Livestock	30,260	—	30,260
Metals	(1,808,510)	—	(1,808,510)
Softs	117,829	—	117,829
Stock indices	(3,062,912)	—	(3,062,912)

Total exchange-traded futures contracts	17,758,415	—	17,758,415

Over-the-counter forward currency contracts	—	1,153,949	1,153,949

Total futures and forward currency contracts (2)	17,758,415	1,153,949	18,912,364

Total financial assets and liabilities at fair value	$532,875,602	$1,153,949	$534,029,551

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$81,982,172
Investments in U.S. Treasury notes held in custody			407,571,322
Total investments in U.S. Treasury notes			$489,553,494

(2)
Net unrealized appreciation on open futures and forward currency contracts			$20,241,019
Net unrealized depreciation on open futures and forward currency contracts			(1,328,655)
Total net unrealized appreciation on open futures and forward currency contracts			$18,912,364

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2017

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$486,200,555	$—	$486,200,555

Short-Term Money Market Fund*	75,655,244	—	75,655,244
Exchange-traded futures contracts
Energies	6,169,670	—	6,169,670
Grains	83,621	—	83,621
Interest rates	(5,562,191)	—	(5,562,191)
Livestock	(66,920)	—	(66,920)
Metals	(286,225)	—	(286,225)
Softs	754,846	—	754,846
Stock indices	1,052,656	—	1,052,656

Total exchange-traded futures contracts	2,145,457	—	2,145,457

Over-the-counter forward currency contracts	—	(11,713,535)	(11,713,535)

Total futures and forward currency contracts (2)	2,145,457	(11,713,535)	(9,568,078)

Total financial assets and liabilities at fair value	$564,001,256	$(11,713,535)	$552,287,721

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$127,971,156
Investments in U.S. Treasury notes held in custody			358,229,399
Total investments in U.S. Treasury notes			$486,200,555

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,145,457
Net unrealized depreciation on open futures and forward currency contracts			(11,713,535)
Total unrealized depreciation on open futures and forward currency contracts			$(9,568,078)

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2018 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2018 and December 31, 2017. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2018

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$9,725,525	$(806)	$90,470	$(12,640)	$9,802,549
Grains	—	(1,088)	2,068,123	(47,470)	2,019,565
Interest rates	11,103,168	(424,594)	4,930	(23,870)	10,659,634
Livestock	44,590	—	—	(14,330)	30,260
Metals	172,552	(5,534,344)	4,076,627	(523,345)	(1,808,510)
Softs	84,483	(100,742)	188,529	(54,441)	117,829
Stock indices	1,007,061	(3,197,639)	370,311	(1,242,645)	(3,062,912)
Total futures contracts	22,137,379	(9,259,213)	6,798,990	(1,918,741)	17,758,415

Forward currency contracts	1,574,559	(5,151,916)	8,318,041	(3,586,735)	1,153,949

Total futures and forward currency contracts	$23,711,938	$(14,411,129)	$15,117,031	$(5,505,476)	$18,912,364

Fair value of futures and forward currency contracts at December 31, 2017

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$7,084,104	$(17,454)	$115,340	$(1,012,320)	$6,169,670
Grains	100	(20,490)	274,100	(170,089)	83,621
Interest rates	1,344,904	(7,671,980)	829,470	(64,585)	(5,562,191)
Livestock	—	—	6,260	(73,180)	(66,920)
Metals	8,558,331	(66,580)	22,964	(8,800,940)	(286,225)
Softs	357,125	(6,705)	679,252	(274,826)	754,846
Stock indices	4,844,811	(3,197,432)	858,712	(1,453,435)	1,052,656
Total futures contracts	22,189,375	(10,980,641)	2,786,098	(11,849,375)	2,145,457

Forward currency contracts	5,225,346	(3,608,419)	2,226,484	(15,556,946)	(11,713,535)

Total futures and forward currency contracts	$27,414,721	$(14,589,060)	$5,012,582	$(27,406,321)	$(9,568,078)

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2018 and 2017 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2018 and 2017

Sector	Three months ended: June 30, 2018	Three months ended: June 30, 2017	Six months ended: June 30, 2018	Six months ended: June 30, 2017
Futures contracts:
Energies	$19,654,543	$(6,031,328)	$21,052,804	$(8,743,032)
Grains	4,480,361	(5,356,393)	3,233,604	(5,271,260)
Interest rates	854,198	(7,310,285)	9,637,707	(7,627,844)
Livestock	(276,520)	(303,720)	(179,020)	(532,720)
Metals	(3,891,816)	72,075	(5,615,896)	271,817
Softs	834,880	1,999,871	901,579	2,419,269
Stock indices	(9,945,817)	10,246,725	(43,231,539)	24,694,282
Total futures contracts	11,709,829	(6,683,055)	(14,200,761)	5,210,512

Forward currency contracts	3,733,203	(11,461,552)	(2,046,220)	(11,572,250)

Total futures and forward currency contracts	$15,443,032	$(18,144,607)	$(16,246,981)	$(6,361,738)

For the three months ended June 30, 2018 and 2017, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2018	2017

Average bought	50,913	31,218
Average sold	53,026	29,062
Average notional	$4,397,000,000	$3,434,000,000

The customer agreements between the Master Fund, the futures clearing brokers including, Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC, and Merrill Lynch Pierce, Fenner & Smith Inc. as well as the FX prime brokers, Deutsche Bank AG and Bank of America, N.A., and the swap dealer, Morgan Stanley & Co., LLC, give the Master Fund the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Master Fund netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

The following tables represent gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2018 and December 31, 2017.

Offsetting of derivative assets and liabilities at June 30, 2018

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition

Futures contracts
Counterparty C	$5,913,549	$(2,654,912)	$3,258,637
Counterparty I	16,834,132	(7,995,378)	8,838,754
Counterparty J	6,188,688	(527,664)	5,661,024
Total futures contracts	28,936,369	(11,177,954)	17,758,415

Forward currency contracts
Counterparty G	2,856,160	(2,256,162)	599,998
Counterparty H	3,843,798	(1,961,192)	1,882,606
Total forward currency contracts	6,699,958	(4,217,354)	2,482,604
Total assets	$35,636,327	$(15,395,308)	$20,241,019

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition

Forward currency contracts
Counterparty K	$4,521,297	$(3,192,642)	$1,328,655
Total forward contracts	4,521,297	(3,192,642)	1,328,655
Total liabilities	$4,521,297	$(3,192,642)	$1,328,655

 Amounts Not Offset in the Statement
of Financial Condition

Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$3,258,637	$—	$(3,258,637)	$—
Counterparty I	8,838,754	—	(8,838,754)	—
Counterparty J	5,661,024	—	(5,661,024)	—
Counterparty G	599,998	—	—	599,998
Counterparty H	1,882,606	—	—	1,882,606
Total	$20,241,019	$—	$(17,758,415)	$2,482,604

 Amounts Not Offset in the Statement
of Financial Condition

Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty K	$1,328,655	$—	$(1,328,655)	$—
Total	$1,328,655	$—	$(1,328,655)	$—

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2018.
(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of June 30, 2018.

Offsetting of derivative assets and liabilities at December 31, 2017

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition

Futures contracts
Counterparty C	$8,020,778	$(7,204,167)	$816,611
Counterparty I	16,954,695	(15,625,849)	1,328,846
Total futures contracts	24,975,473	(22,830,016)	2,145,457

Total assets	$24,975,473	$(22,830,016)	$2,145,457

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition

Forward currency contracts
Counterparty G	$7,086,206	$(2,515,193)	$4,571,013
Counterparty H	12,079,159	(4,936,637)	7,142,522
Total forward currency contracts	19,165,365	(7,451,830)	11,713,535
Total liabilities	$19,165,365	$(7,451,830)	$11,713,535

 Amounts Not Offset in the Statement
of Financial Condition

Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$816,611	$—	$(816,611)	$—
Counterparty I	1,328,846	—	(1,328,846)	—

Total	$2,145,457	$—	$(2,145,457)	$—

 Amounts Not Offset in the Statement
of Financial Condition

Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$4,571,013	$—	$4,571,013	$—
Counterparty H	7,142,522	—	7,142,522	—

Total	$11,713,535	$—	$11,713,535	$—

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2017.
(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2017.

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

The Master Fund’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”), Bank of America N.A. (“ML”) and Morgan Stanley & Co. LLC (“MS”). The Master Fund’s concentration of credit risk associated with DB, ML or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, ML and MS. The amount of such credit risk was $45,572,664 and $49,457,913 at June 30, 2018 and December 31, 2017, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2018 and 2017. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	June 30, 2018	June 30, 2017
Profit share earned	$—	$57,924
Reversal of profit share (1)	(7,931)	(1,530,321)
Profit share accrued	66,845	—
Total profit share	$58,914	$(1,472,397)

	Six months ended:	Six months ended:
	June 30, 2018	June 30, 2017
Profit share earned	$—	$63,572
Profit share accrued	66,845	—
Total profit share	$66,845	$63,572

(1)  Reversal of profit sharing occurs each year on April 1st

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

7. SUBSEQUENT EVENTS

During the period from July 1, 2018 to August 13, 2018, contributions of $15,594,000 were made to the Master Fund. The General Partner has performed its evaluation of subsequent events through August 13, 2018, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through June 30, 2018, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2018

Month Ending:	Total Partners’ Capital of the Partnership
June 30, 2018	$159,554,823
March 31, 2018	167,774,370
December 31, 2017	180,404,425

	Three Months	Six Months
Change in Partners’ Capital	$(8,219,547)	$(20,849,602)
Percent Change	(4.90)%	(11.56)%

THREE MONTHS ENDED JUNE 30, 2018

The decrease in the Partnership’s net assets of $8,219,547 was attributable to withdrawals of $12,750,177 which were partially offset by contributions of $1,353,000 and net income after profit share of $3,177,630.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2018 decreased $98,529 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2018, relative to the corresponding period in 2017.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2018 decreased $2,748 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2018, relative to the corresponding period in 2017.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended June 30, 2018 decreased $111,607 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of commission paying investors of the Partnership during the three months ended June 30, 2018, relative to the corresponding period in 2017.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2018 increased $27,907 relative to the corresponding period in 2017. The increase was primarily due to an increase in audit, consulting and legal fees incurred by the Partnership during the three months ended June 30, 2018, relative to the corresponding period in 2017.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2018 increased $287,708 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2018 relative to the corresponding period in 2017.

For the three months ended June 30, 2018, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $4,409,900 from trading operations (including foreign exchange transactions and translations). Management fees of $818,023, brokerage commissions of $134,915, selling commissions and platform fees of $743,759, administrative and operating expenses of $158,920, custody fees and other expenses of $7,347, and profit share of $2,198 were paid or accrued. Interest income of $632,892 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $3,177,630.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.66%
Energies	3.52%
Grains	0.81%
Interest rates	0.15%
Livestock	(0.04)%
Metals	(0.70)%
Softs	0.14%
Stock indices	(1.77)%
Trading gain	2.77%

SIX MONTHS ENDED JUNE 30, 2018

The decrease in the Partnership’s net assets of $20,849,602 was attributable to withdrawals of $19,462,577 and net loss after profit share of $7,888,845 which were partially offset by contributions of $6,501,820.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2018 decreased $133,567 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2018, relative to the corresponding period in 2017.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2018 increased $32,487 relative to the corresponding period in 2017. The increase was due to an increase in trading activity during the six months ended June 30, 2018, relative to the corresponding period in 2017.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the six months ended June 30, 2018 decreased $165,751 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of commission paying investors of the Partnership during the six months ended June 30, 2018, relative to the corresponding period in 2017.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2018 decreased $16,958 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2018, relative to the corresponding period in 2017.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2018 increased $567,614 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2018 relative to the corresponding period in 2017

For the six months ended June 30, 2018, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $5,279,597 from trading operations (including foreign exchange transactions and translations). Management fees of $1,663,195, brokerage commissions of $278,775, selling commissions and platform fees of $1,509,670, administrative and operating expenses of $314,085, custody fees and other expenses of $14,579, and profit share of $3,054 were paid or accrued. Interest income of $1,174,110 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $7,888,845.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.38)%
Energies	3.78%
Grains	0.55%
Interest rates	1.76%
Livestock	(0.06)%
Metals	(1.04)%
Softs	0.10%
Stock indices	(7.45)%
Trading loss	(2.74)%

MANAGEMENT DISCUSSION – 2018

Three months ended June 30, 2018

The Partnership was profitable during the quarter as gains from trading energy and grain futures, and to a lesser extent, currency forwards, and interest rate and soft commodity futures outweighed losses from trading stock index and metal futures.

Global markets were rattled during the quarter by deepening and accelerating trade tensions between the U.S. on the one hand, and China, the European Union (“E.U.”), Canada and Mexico on the other; by divergent monetary policy trajectories among major central banks; by a strengthening dollar; by the Organization of the Petroleum Exporting Countries (“OPEC”) supply developments; and by numerous national political and geopolitical events.

With the OPEC/non-OPEC production control agreement, the U.S. decision to pull out of the Joint Comprehensive Plan of Action agreement with Iran, the implosion of the Venezuelan economy, Libyan production difficulties, and declining U.S. inventories all negatively impacting energy supplies, crude prices rose to four year highs during the quarter, with Brent crude climbing to nearly $80 per barrel on May 23 and WTI crude touching above $74 per barrel on June 29. Late in the period, OPEC and Russia announced a relaxation of their production restraint agreement, but the stated production increase disappointed market expectations, particularly in light of future potential supply cuts from Iran, Venezuela and Libya. For the quarter, long positions in Brent crude, WTI crude, London gas oil, heating oil and RBOB gasoline were profitable. Meanwhile, a short natural gas trade was slightly unprofitable, particularly in May.

A likely reduction in demand due to increased tariffs on grain combined with ample global supplies produced marked grain price decreases. Hence, short soybean and corn trades were profitable, most pronounced in June.

During the second quarter, the U.S. dollar advanced solidly with most of the gain occurring from mid-April to end-May when it rose about six per cent as measured by the Bloomberg dollar index. At first, the more hawkish stance by the Federal Reserve (“Fed”) relative to other major central banks underpinned the dollar advance. Next, capital flight from emerging markets, and then increased demand in the wake of the European political uncertainties, boosted the U.S. currency.

Long dollar trades versus the currencies of Brazil, Korea, Turkey, India, Israel, Chile, Sweden and the euro were profitable, with most of the larger gains coming in May. On the other hand, trading the dollar relative to the yen, Mexican peso, Canadian dollar, British pound, New Zealand dollar, South African rand, Australian dollar, Norwegian kroner, Russian ruble, and Swiss franc generated partially offsetting losses. Trading the euro versus a few other European currencies also produced small losses, especially during the political stresses in May.

A short coffee position was profitable, while other soft commodities were about flat.

Global trade tensions, tightening credit, a stronger U.S. dollar, and a slowing manufacturing sector in China buffeted metal prices. Consequently, trading of aluminum, copper, other industrial metals and silver was unprofitable.

Synchronized global growth underpinned equity markets early in the quarter. Later however, increasing trade tensions, a rising U.S. dollar, political uncertainties in Europe and emerging markets and worries about future global growth spooked market participants and triggered some spirited selling. Long positions in German, Chinese, Hong Kong, and Japanese equity futures, countries whose economies are heavily trade-dependent, were particularly unprofitable. Trading of Korean, emerging market, Spanish and large cap U.S. stock index futures also registered losses. On the other hand, long positions in French, Dutch, British, Canadian, Australian and NASDAQ equity futures produced partially offsetting gains.

The interest rate sector registered a slight loss, although futures prices and yields experienced wide swings during the quarter. The yield on U.S. 10-yr notes rose from 2.74% on March 30 to hit a 4-year high of 3.11% on May 17 due to solid global growth, incipient signs of increasing inflation and wages, especially in the U.S., and expectations of further Fed official rate increases. As interest rates rose broadly, prices of interest rate futures declined and long positions in U.S., European, British, Canadian, Australian and Japanese interest rate futures were unprofitable. Subsequently, however, these rising interest rates, a rising U.S. dollar, trade frictions and political uncertainties sparked tumult in emerging markets, including Turkey, Brazil Argentina, Mexico and Indonesia, triggering growth concerns and capital flight. In addition, there were worries that political turmoil in Italy and Spain could spread and impede European growth. Hence, a flight to safety drove interest rates sharply off their highs (except in Italy where rates shot up), and produced profits on long interest rates futures positions. The yield on the U.S. 10-yr note plunged to near 2.75% on May 28 before recovering to about 2.85% near quarter-end. Overall, gains on long positions in German, French and British note and bond futures, and in the 3-month euribor futures in late May and June slightly outweighed losses on long positions in U.S., Canadian, Australian, and Italian notes and bonds—particularly in April and early May. A long Eurodollar futures trade was also unprofitable.

Three months ended March 31, 2018

The Partnership was unprofitable during the quarter almost entirely due to losses from trading global stock index futures. Elsewhere, profits from trading interest rate and energy futures were largely offset by losses from trading currency forwards, and grain and metal futures. Trading of soft and livestock futures was essentially flat.

Against a background of synchronized global growth and expanding corporate profits, stocks reached overbought levels during the sharp price run-up in early 2018. Subsequently, equity markets were weighed down by a series of worries including: reports suggesting that an acceleration of U.S. wages and inflation combined with increased fiscal deficit spending could prompt the Fed to raise interest rates faster and further than previously anticipated; increased equity market volatility globally as the “central bank put” was removed from market psychology; the rising threat of a trade war; a first quarter slowdown in global growth momentum; and unsettled political conditions in the U.S., Germany and the U.K. Importantly, the tech sector, which has led the equity rally of recent years, was negatively impacted by the Facebook data breach, by the influence of the first autonomous car fatalities on the stock prices of Uber, Nvidia, and Tesla, by Moody’s downgrade of Tesla and by President Trump’s tweets about Amazon. As a result, equity markets fell sharply in volatile trading from their late January highs to the end of March. For example, the S&P 500 and EAFE equity indices fell nearly 10% from those peaks. Short VIX trades were the largest contributor to the Partnership’s equity sector losses during the quarter as this market saw an historic spike in prices caused by the sudden February selloff in equity markets, the increase in volatility, and the resulting liquidation of two short volatility exchange traded notes. Long positions in European, British, Japanese, Australian, Canadian, and U.S equity futures also generated losses. There were also losses from countertrend short positions in U.S. equity futures that were triggered by short term trading systems during the rapid equity price gains in January. On the other hand, long positions in Chinese, Hong Kong and Taiwanese stock futures were slightly profitable.

Interest rate futures were buffeted by conflicting forces during the quarter. At the start of the year, signs of strengthening global growth, evidence of rising wages and inflation in the U.S., and indications that major central banks, including the U.S. Fed, European Central Bank (“ECB”), and Bank of Japan, were pulling back on monetary accommodation led to rising interest rates and falling prices of interest rate futures. Later in the quarter, however, the threat of a trade war, increased equity market volatility globally, subdued actual inflation statistics, and a first quarter slowdown in global growth momentum generated solid demand for government securities, contributing to rising futures prices. Strong demand from central banks, pension funds and insurance related buyers for high quality government debt with attractive yields added to the price rallies. Meanwhile, in Japan, the February reappointment of Hiroki Kuroda to a second term as Bank of Japan Governor underpinned demand for Japanese government bonds. Ultimately, long positions in German, French, Italian, Canadian and Japanese interest rate futures were profitable. Trading of U.S. interest rate futures, though mixed, was also profitable. Long U.S. 2- and 5-year note trades were unprofitable in January, while a long 10-year note position was profitable in March. Also, a short euro-dollar trade was quite profitable in January as rates rose, while a long euro-dollar trade posted a small gain in March as rates declined. Meanwhile trading of British interest rate futures was fractionally negative.

Energy prices were volatile during the quarter, but energy trading was marginally profitable. For example, Brent crude prices climbed over $70 per barrel in January as the OPEC/non-OPEC production control agreement and rising global demand continued to drag down inventories. A weaker U.S. dollar early in 2018 also boosted energy prices. Then prices plunged to under $63/barrel in mid-February due to the depressive impacts from the shale revolution and some worries about a slowing in global growth. From then to quarter end the price ratcheted up above $70 per barrel again in response to rising geopolitical anxiety. The hawkish appointments by President Trump of Mike Pompeo as U.S. Secretary of State and John Bolton as National Security Advisor heightened concern about the continuation of the 2015 Iran Nuclear Deal, and hence, about supplies of Iranian oil to the global market. For the quarter, the profits on long positions in Brent and WTI crude slightly outweighed the losses on long positions in RBOB gasoline, heating oil, and London gas oil. A short natural gas position was also slightly negative as unusually severe winter weather underpinned natural gas prices.

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

Periods ended June 30, 2017

Month Ending:	Total Partners’ Capital of the Partnership
June 30, 2017	$178,182,813
March 31, 2017	179,595,657
December 31, 2016	172,886,333

	Three Months	Six Months
Change in Partners’ Capital	$(1,412,844)	$5,296,480
Percent Change	(0.79)%	3.06%

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

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2017 decreased $40,893 relative to the corresponding period in 2016. The decrease was due mainly to the Partnership no longer paying an administration fee to the General Partner for legal and accounting services during the three months ended June 30, 2017, relative to the corresponding period in 2016.

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

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2017 decreased $6,915 relative to the corresponding period in 2016. The decrease was due mainly to the Partnership no longer paying an administration fee to the General Partner for legal and accounting services during the six months ended June 30, 2017, relative to the corresponding period in 2016.

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

Energy prices were volatile and range-bound in the quarter. Production cut efforts by the OPEC buoyed prices at times, while increasing U.S. shale production weighed on prices at other times. A long RBOB gasoline position was unprofitable as was trading of crude oil and other products.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at June 30, 2018 and December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), the Partnership may sell Unit at the beginning of each calendar month.  On April 2, 2018, May 1, 2018 and June 1, 2018 the Partnership sold Units to new and existing limited partners of $960,000, $229,000 and $164,000 respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended June 30, 2018. There were no Series D redemptions.

	Series A		Series B		Series C
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	Units Redeemed
April 30, 2018	(3,075.9290)	$1,095.26	(78.6770)	$1,248.03	(817.8908)	$1,273.35
May 31, 2018	(4,264.7682)	1,094.64	(302.2452)	1,249.40	(381.1143)	1,274.75
June 30, 2018	(1,687.3889)	1,111.99	(47.1705)	1,271.31	(596.2349)	1,297.11

Total	(9,028.0861)		(428.0927)		(1,795.2400)

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
General Partner

Date: August 13, 2018

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)

