Form 10-Q
period 2018-09-30
Millburn Multi-Markets Fund L.P.
filed 2018-11-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At September 30, 2018 and December 31, 2017 (unaudited)

(b) For the nine months ended September 30, 2018 and 2017 (unaudited)

(c) For the three and nine months ended September 30, 2018 and 2017 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition (UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$155,807,223	$180,404,424
Due from the Master Fund	1,267,515	1,565,482
Cash and cash equivalents	—	1,283,292

Total assets	$157,074,738	$183,253,198

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$—	$1,283,000
Capital withdrawal payable to Limited Partners	1,267,515	1,165,481
Capital withdrawal payable to General Partner	—	400,000
Due to the Master Fund	—	292

Total liabilities	1,267,515	2,848,773

PARTNERS’ CAPITAL:
General Partner	2,619,527	2,597,268

Limited partners:
Series A (123,785.6919 and 140,430.1803 units outstanding)	140,796,414	163,192,225
Series B (6,871.3151 and 7,036.0325 units outstanding)	8,980,117	9,255,157
Series C (1,988.6036 and 3,956.9329 units outstanding)	2,651,643	5,310,547
Series D (593.8529 and 37.5601 units outstanding)	759,522	49,228

Total limited partners	153,187,696	177,807,157

Total partners’ capital	155,807,223	180,404,425

TOTAL	$157,074,738	$183,253,198

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,137.42	$1,162.09
Series B	$1,306.90	$1,315.39
Series C	$1,333.42	$1,342.09
Series D	$1,278.97	$1,310.65

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2018	September 30, 2017

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$732,791	$399,476

EXPENSES:
Management fees	771,433	912,657
Brokerage commissions (allocated from the Master Fund)	130,991	144,862
Selling commissions and platform fees	707,588	847,959
Administrative and operating expenses	156,156	159,790
Custody fees and other expenses (allocated from the Master Fund)	6,809	8,005

Total expenses	1,772,977	2,073,273

NET INVESTMENT LOSS	(1,040,186)	(1,673,797)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,894,444	(684,481)
Foreign exchange translation	(152,689)	258,680
Net change in unrealized:
Futures and forward currency contracts	(1,266,013)	7,997,669
Foreign exchange translation	92,647	(14,722)
Net gains (losses) from U.S. Treasury notes:
Realized	(9,669)	—
Net change in unrealized	(5,172)	42,731

Net realized and unrealized gains allocated from the Master Fund	4,553,548	7,599,877

NET INCOME	3,513,362	5,926,080

LESS PROFIT SHARE ALLOCATION TO THE MASTER FUND	4,445	386,837

NET INCOME AFTER PROFIT SHARE	$3,508,917	$5,539,243

(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2018	September 30, 2017

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$1,906,901	$1,005,972

EXPENSES:
Management fees	2,434,628	2,709,419
Brokerage commissions (allocated from the Master Fund)	409,766	391,150
Selling commissions and platform fees	2,217,258	2,523,380
Administrative and operating expenses	470,241	490,833
Custody fees and other expenses (allocated from the Master Fund)	21,388	24,797

Total expenses	5,553,281	6,139,579

NET INVESTMENT LOSS	(3,646,380)	(5,133,607)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(7,889,003)	12,685,017
Foreign exchange translation	157,869	242,374
Net change in unrealized:
Futures and forward currency contracts	7,160,858	(5,837,585)
Foreign exchange translation	(200,285)	397,153
Net gains (losses) from U.S. Treasury notes:
Realized	(22,315)	—
Net change in unrealized	66,827	(73,085)

Net realized and unrealized gains (losses) allocated from the Master Fund	(726,049)	7,413,874

NET INCOME (LOSS)	(4,372,429)	2,280,267

LESS PROFIT SHARE ALLOCATION TO THE MASTER FUND	7,499	446,914

NET INCOME (LOSS) AFTER PROFIT SHARE	$(4,379,928)	$1,833,353

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the nine months ended September 30, 2018 and 2017

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2017	$2,597,268	$163,192,225	140,430.1803	$9,255,157	7,036.0325	$5,310,547	3,956.9329	$49,228	37.5601	$180,404,425

Capital contributions	—	4,251,000	3,819.6186	903,657	698.0107	999,000	771.0009	679,526	556.2928	6,833,183
Capital withdrawals	—	(22,193,628)	(20,215.3839)	(1,129,021)	(906.6850)	(3,727,808)	(2,909.7759)	—	—	(27,050,457)
Transfers between Series		(277,846)	(248.7231)	54,207	43.9569	223,639	170.4457	—	—	—
Net income (loss) before profit share	22,259	(4,175,337)	—	(103,883)	—	(153,735)	—	38,267	—	(4,372,429)
Profit share		—		—		—		(7,499)		(7,499)
PARTNERS’ CAPITAL — September 30, 2018	$2,619,527	$140,796,414	123,785.6919	$8,980,117	6,871.3151	$2,651,643	1,988.6036	$759,522	593.8529	$155,807,223

Net Asset Value per Unit at September 30, 2018			$1,137.42		$1,306.90		$1,333.42		$1,278.97

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2016	$2,779,224	$158,782,193	140,590.2950	$8,846,058	7,017.8811	$2,478,858	1,930.6399	$172,886,333

Capital contributions	—	22,783,577	19,836.2183	952,000	752.2613	315,000	240.6106	24,050,577
Capital withdrawals	—	(17,672,573)	(15,358.9212)	(1,011,080)	(787.2125)	(424,041)	(321.7214)	(19,107,694)
Transfers between Series		(1,663,205)	(1,491.4795)			1,663,205	1,297.3703	—
Net income before profit share	117,920	1,806,103	—	240,618	—	115,626	—	2,280,267
Profit share		(375,069)		(50,756)		(21,089)		(446,914)
PARTNERS’ CAPITAL — September 30, 2017	$2,897,144	$163,661,026	143,576.1126	$8,976,840	6,982.9299	$4,127,559	3,146.8994	$179,662,569

Net Asset Value per Unit at September 30, 2017			$1,139.89		$1,285.54		$1,311.63

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2018

The following information presents per unit operating performance data for each series for the three months ended September 30, 2018.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,111.99	$1,271.31	$1,297.11	$1,252.88

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(8.08)	(2.87)	(3.37)	(4.60)
Total trading and investing gains (1)	33.51	38.46	39.68	40.17

Net income before profit share allocation from Master Fund	25.43	35.59	36.31	35.57

Less: profit share allocation from Master Fund (1) (6)	0.00	0.00	0.00	9.48

Net income from operations after profit share allocation from Master Fund	25.43	35.59	36.31	26.09

NET ASSET VALUE PER UNIT — End of period	$1,137.42	$1,306.90	$1,333.42	$1,278.97

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	2.29%	2.80%	2.80%	2.74%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.00	0.00	0.00	0.66

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	2.29%	2.80%	2.80%	2.08%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.76%	2.75%	2.75%	3.53%
Profit share allocation from Master Fund (2) (6)	0.00	0.00	0.00	0.66

Total expenses	4.76%	2.75%	2.75%	4.19%

Net investment loss (3) (4) (5)	(2.88)%	(0.88)%	(0.88)%	(1.64)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not Annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2018

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2018.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,162.09	$1,315.39	$1,342.09	$1,310.65

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(26.31)	(11.16)	(11.87)	(16.78)
Total trading and investing gains (1)	1.64	2.67	3.20	7.05

Net loss before profit share allocation from Master Fund	(24.67)	(8.49)	(8.67)	(9.73)

Less: profit share allocation from Master Fund (1) (6)	0.00	0.00	0.00	21.95

Net loss from operations after profit share allocation from Master Fund	(24.67)	(8.49)	(8.67)	(31.68)

NET ASSET VALUE PER UNIT — End of period	$1,137.42	$1,306.90	$1,333.42	$1,278.97

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(2.12)%	(0.65)%	(0.65)%	(0.65)%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.00	0.00	0.00	1.77

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(2.12)%	(0.65)%	(0.65)%	(2.42)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.74%	2.73%	2.73%	3.51%
Profit share allocation from Master Fund (2) (6)	0.00	0.00	0.00	1.77

Total expenses	4.74%	2.73%	2.73%	5.28%

Net investment loss (3) (4) (5)	(3.19)%	(1.19)%	(1.24)%	(1.80)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not Annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

See notes to financial statements (Unaudited)

(Concluded)

 NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at September 30, 2018 (unaudited) and December 31, 2017 and the results of its operations for the three and nine months ended September 30, 2018 and 2017 (unaudited).

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

The Partnership offers multiple series of Units, which differ in terms of fees charged at the Master Fund level. Initially, the Partnership offered Series A, Series B and Series C Units. On November 1, 2017 the Partnership offered Series D (collectively, the “Series”) and may offer additional series in the future.

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2015 to 2017, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2017.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2018 and December 31, 2017 was 28.97% and 35.47%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2018 and December 31, 2017, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C and Series D Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Series A	127,214.867	148,282.529	134,329.212	146,547.251
Series B	6,914.548	7,014.374	7,207.979	7,010.924
Series C	2,349.102	2,814.813	3,550.886	2,251.568
Series D	531.918	—	341.624	—

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from October 1, 2018 to November 13, 2018, the date this form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

Millburn Multi-Markets Trading L.P.

Financial statements

For the three and nine months ended September 30, 2018 and 2017 (unaudited)

(a) At September 30, 2018 and December 31, 2017 (unaudited)

(b) For the nine months ended September 30, 2018 and 2017 (unaudited)

(c) For the three and nine months ended September 30, 2018 and 2017 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition (UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $93,599,191 and $128,131,904)	$93,491,981	$127,971,156
Net unrealized appreciation on open futures and forward currency contracts	18,656,168	2,145,457
Due from brokers	24,711,561	289,111
Cash denominated in foreign currencies (cost $13,395,198 and $27,839,061)	13,352,509	28,534,515

Total equity in trading accounts	150,212,219	158,940,239

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $360,829,838 and $358,764,241)	360,474,992	358,229,399

CASH AND CASH EQUIVALENTS	42,660,386	75,905,244

ACCRUED INTEREST RECEIVABLE	1,222,634	1,364,398

DUE FROM MILLBURN MULTI-MARKETS LTD.	300,697	2,750

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	—	292

TOTAL	$554,870,928	$594,442,322

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$2,905,940	$11,713,535
Subscriptions in advance	—	2,430,000
Capital withdrawal payable to Limited Partners	7,005,059	64,127,936
Capital withdrawal payable to General Partner	—	3,734,700
Management fee payable	671,144	708,614
Selling commissions payable	238,162	275,139
Accrued expenses	471,683	222,956
Due to brokers	5,445,134	2,519,264
Commissions and other trading fees on open futures contracts	42,550	82,629
Accrued profit share	299,224	—

Total liabilities	17,078,896	85,814,773

PARTNERS’ CAPITAL	537,792,032	508,627,549

TOTAL	$554,870,928	$594,442,322

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2018

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	1.17%	$6,304,889
Interest rates	(0.12)	(667,275)
Livestock	0.00	20,910
Metals	0.06	333,141
Softs	(0.04)	(230,705)
Stock indices	1.54	8,281,182

Total long futures contracts	2.61	14,042,142

Short futures contracts:
Energies	(0.02)	(131,636)
Grains	0.32	1,694,673
Interest rates:
2 Year U.S. Treasury Note (1,999 contracts, settlement date December 2018)	0.09	465,468
10 Year U.S. Treasury Note (1,296 contracts, settlement date December 2018)	0.03	142,641
Other interest rates	0.37	2,027,919

Total interest rates	0.49	2,636,028

Livestock	0.00	(480)
Metals	(0.13)	(680,544)
Softs	0.03	156,323
Stock indices	0.07	398,820

Total short futures contracts	0.76	4,073,184

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	3.37	18,115,326

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.33	1,762,051
Total short forward currency contracts	(0.77)	(4,127,149)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.44)	(2,365,098)

TOTAL	2.93%	$15,750,228

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2018

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$115,340,000	U.S. Treasury notes, 1.250%, 11/15/2018	21.42%	$115,218,352
114,140,000	U.S. Treasury notes, 0.750%, 02/15/2019	21.10	113,477,899
115,340,000	U.S. Treasury notes, 0.875%, 05/15/2019	21.24	114,215,886
112,840,000	U.S. Treasury notes, 0.750%, 08/15/2019	20.65	111,054,836
	Total investments in U.S. Treasury notes (amortized cost $454,429,029)	84.41%	$453,966,973

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2017

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	1.39%	$7,066,650
Grains	(0.00)	(20,390)
Interest rates:
10 Year U.S. Treasury Note (111 contracts, settlement date March 2018)	0.01	43,344
30 Year U.S. Treasury Bond (209 contracts, settlement date March 2018)	0.06	291,406
Other interest rates	(1.31)	(6,661,826)

Total interest rates	(1.24)	(6,327,076)

Metals	1.66	8,491,751
Softs	0.07	350,420
Stock indices	0.32	1,647,379

Total long futures contracts	2.20	11,208,734

Short futures contracts:
Energies	(0.17)	(896,980)
Grains	0.02	104,011
Interest rates	0.15	764,885
Livestock	(0.01)	(66,920)
Metals	(1.73)	(8,777,976)
Softs	0.08	404,426
Stock indices	(0.12)	(594,723)

Total short futures contracts	(1.78)	(9,063,277)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.42	2,145,457

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.32	1,616,927
Total short forward currency contracts	(2.62)	(13,330,462)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(2.30)	(11,713,535)

TOTAL	(1.88)%	$(9,568,078)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2017

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$116,040,000	U.S. Treasury notes, 1.000%, 02/15/2018	22.81%	$115,994,672
115,440,000	U.S. Treasury notes, 1.000%, 05/15/2018	22.67	115,293,445
140,540,000	U.S. Treasury notes, 1.000%, 08/15/2018	27.52	139,991,016
115,440,000	U.S. Treasury notes, 1.250%, 11/15/2018	22.59	114,921,422

	Total investments in U.S. Treasury notes (amortized cost $486,896,145)	95.59%	$486,200,555

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30,	September 30,
	2018	2017
INVESTMENT INCOME — Interest income	$2,553,472	$1,075,657

EXPENSES:
Brokerage fees	456,391	386,487
Management fees	2,006,526	1,815,461
Selling commissions and platform fees	711,695	854,342
Administrative and operating expenses	293,583	264,296
Custody fees and other expenses	24,229	21,184
Total expenses	3,492,424	3,341,770

NET INVESTMENT LOSS	(938,952)	(2,266,113)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	20,071,499	(1,747,412)
Foreign exchange translation	(529,596)	694,984
Net change in unrealized:
Futures and forward currency contracts	(3,162,136)	20,864,904
Foreign exchange translation	315,283	(54,959)
Net gains (losses) from U.S. Treasury notes
Realized	(33,130)	—
Net change in unrealized	(16,199)	110,333
Total net realized and unrealized gains	16,645,721	19,867,850

NET INCOME	15,706,769	17,601,737
LESS PROFIT SHARE TO GENERAL PARTNER	310,420	1,067,296
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$15,396,349	$16,534,441

(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2018	2017
INVESTMENT INCOME — Interest income	$6,476,398	$2,275,095

EXPENSES:
Brokerage fees	1,384,921	871,023
Management fees	6,138,281	4,478,516
Selling commissions and platform fees	2,231,061	2,539,008
Administrative and operating expenses	867,162	728,341
Custody fees and other expenses	73,010	50,520
Total expenses	10,694,435	8,667,408

NET INVESTMENT LOSS	(4,218,037)	(6,392,313)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(24,655,924)	21,107,114
Foreign exchange translation	546,932	657,370
Net change in unrealized:
Futures and forward currency contracts	25,318,306	(8,351,360)
Foreign exchange translation	(738,143)	699,626
Net gains (losses) from U.S. Treasury notes
Realized	(75,279)	—
Net change in unrealized	233,534	(171,424)
Total net realized and unrealized gains	629,426	13,941,326

NET INCOME (LOSS)	(3,588,611)	7,549,013
LESS PROFIT SHARE TO GENERAL PARTNER	377,265	1,130,868
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(3,965,876)	$6,418,145

(Concluded)

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the nine months ended September 30, 2018:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2018	$507,755,056	$—	$872,493	$508,627,549
Contributions	118,663,012	78,041	—	118,741,053
Withdrawals	(85,610,694)	—	—	(85,610,694)
Net income (loss) before profit share	(3,599,512)	1,597	9,304	(3,588,611)
General Partner’s allocation - profit share	(377,265)	—	—	(377,265)
PARTNERS’ CAPITAL- September 30, 2018	$536,830,597	$79,638	$881,797	$537,792,032

For the nine months ended September 30, 2017:

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2017	$229,993,162	$—	$806,883	$230,800,045
Contributions	276,213,975	93,168	—	276,307,143
Withdrawals	(21,420,877)	—	—	(21,420,877)
Net income (loss) before profit share	7,514,367	(1,017)	35,663	7,549,013
General Partner’s allocation - profit share	(1,130,868)	—	—	(1,130,868)
PARTNERS’ CAPITAL- September 30, 2017	$491,169,759	$92,151	$842,546	$492,104,456

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Total return before General Partner profit share allocation (3)	2.87%	3.74%	(0.44)%	2.86%
Less: General Partner profit share allocation (3)	—	0.56	—	0.56

Total return after General Partner profit share allocation (3)	2.87%	3.18%	(0.44)%	2.30%

Ratios to average net asset value:
Expenses (1) (4)	2.44%	2.44%	2.46%	2.44%
General Partner profit share allocation (3)	—	0.56	—	0.56

Total expenses (1)	2.44%	3.00%	2.46%	3.00%

Net investment loss (1) (2) (4)	(0.60)%	(1.56)%	(0.91)%	(1.71)%

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

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Total return before General Partner profit share allocation (3)	2.82%	3.69%	(0.54)%	2.31%
Less: General Partner profit share allocation (3)	0.06	0.22	0.07	0.29

Total return after General Partner profit share allocation (3)	2.76%	3.47%	(0.61)%	2.02%

Ratios to average net asset value:
Expenses (1) (4)	2.56%	2.68%	2.58%	2.91%
General Partner profit share allocation (3)	0.06	0.22	0.07	0.29

Total expenses (1)	2.62%	2.90%	2.65%	3.20%

Net investment loss (1) (2) (4)	(0.72)%	(1.80)%	(1.03)%	(2.14)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the proportionate share of expenses of the Partnership and the Cayman Feeder for the period ending September 30, 2018 and September 30, 2017.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership and Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2018 (unaudited) and December 31, 2017 and the results of its operations for the three and nine months ended September 30, 2018 and 2017 (unaudited).

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2015 to 2017, the General Partner has determined that no reserves for uncertain tax positions were required.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At September 30, 2018 and December 31, 2017, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	September 30, 2018	December 31, 2017
Partnership	28.97%	35.47%
Cayman Feeder	61.97%	55.14%

Total	90.94%	90.61%

The capital withdrawals payable at September 30, 2018 and December 31, 2017 were $7,005,059 and $67,862,636, respectively, as detailed below.

	September 30, 2018	December 31, 2017
Direct investors (1)	$—	$3,934,700
Partnership	1,267,515	1,565,482
Cayman Feeder	5,737,544	62,362,454

Total	$7,005,059	$67,862,636

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

The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

During the three and nine months ended September 30, 2018 and 2017, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of September 30, 2018 and December 31, 2017 in valuing the Master Fund’s investments at fair value. At September 30, 2018 and December 31, 2017, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2018

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$453,966,973	$—	$453,966,973

Short-Term Money Market Fund*	42,410,386	—	42,410,386
Exchange-traded futures contracts
Energies	6,173,253	—	6,173,253
Grains	1,694,673	—	1,694,673
Interest rates	1,968,753	—	1,968,753
Livestock	20,430	—	20,430
Metals	(347,403)	—	(347,403)
Softs	(74,382)	—	(74,382)
Stock indices	8,680,002	—	8,680,002

Total exchange-traded futures contracts	18,115,326	—	18,115,326

Over-the-counter forward currency contracts	—	(2,365,098)	(2,365,098)

Total futures and forward currency contracts (2)	18,115,326	(2,365,098)	15,750,228

Total financial assets and liabilities at fair value	$514,492,685	$(2,365,098)	$512,127,587

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$93,491,981
Investments in U.S. Treasury notes held in custody			360,474,992
Total investments in U.S. Treasury notes			$453,966,973

(2)
Net unrealized appreciation on open futures and forward currency contracts			$18,656,168
Net unrealized depreciation on open futures and forward currency contracts			(2,905,940)
Total net unrealized appreciation on open futures and forward currency contracts			$15,750,228

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2017

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$486,200,555	$—	$486,200,555

Short-Term Money Market Fund*	75,655,244	—	75,655,244
Exchange-traded futures contracts
Energies	6,169,670	—	6,169,670
Grains	83,621	—	83,621
Interest rates	(5,562,191)	—	(5,562,191)
Livestock	(66,920)	—	(66,920)
Metals	(286,225)	—	(286,225)
Softs	754,846	—	754,846
Stock indices	1,052,656	—	1,052,656

Total exchange-traded futures contracts	2,145,457	—	2,145,457

Over-the-counter forward currency contracts	—	(11,713,535)	(11,713,535)

Total futures and forward currency contracts (2)	2,145,457	(11,713,535)	(9,568,078)

Total financial assets and liabilities at fair value	$564,001,256	$(11,713,535)	$552,287,721

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$127,971,156
Investments in U.S. Treasury notes held in custody			358,229,399
Total investments in U.S. Treasury notes			$486,200,555

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,145,457
Net unrealized depreciation on open futures and forward currency contracts			(11,713,535)
Total unrealized depreciation on open futures and forward currency contracts			$(9,568,078)

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2018 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2018 and December 31, 2017. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2018

					Net
					Unrealized
					Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$6,342,999	$(38,110)	$3,320	$(134,956)	$6,173,253
Grains	—	—	1,737,033	(42,360)	1,694,673
Interest rates	1,180,967	(1,848,242)	3,330,273	(694,245)	1,968,753
Livestock	24,780	(3,870)	—	(480)	20,430
Metals	1,912,311	(1,579,170)	1,364,778	(2,045,322)	(347,403)
Softs	—	(230,705)	274,460	(118,137)	(74,382)
Stock indices	8,687,396	(406,214)	587,862	(189,042)	8,680,002
Total futures contracts	18,148,453	(4,106,311)	7,297,726	(3,224,542)	18,115,326

Forward currency contracts	5,284,785	(3,522,734)	6,917,297	(11,044,446)	(2,365,098)

Total futures and forward currency contracts	$23,433,238	$(7,629,045)	$14,215,023	$(14,268,988)	$15,750,228

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

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and nine months ended September 30, 2018 and 2017 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2018 and 2017

Sector	Three months ended: September 30, 2018	Three months ended: September 30, 2017	Nine months ended: September 30, 2018	Nine months ended: September 30, 2017
Futures contracts:
Energies	$5,935,334	$(1,344,515)	$26,988,138	$(10,087,547)
Grains	1,247,401	581,715	4,481,005	(4,689,545)
Interest rates	(14,060,689)	(610,263)	(4,422,982)	(8,238,107)
Livestock	256,550	259,720	77,530	(273,000)
Metals	(110,525)	(788,041)	(5,726,421)	(516,224)
Softs	644,689	(325,826)	1,546,268	2,093,443
Stock indices	18,874,584	22,123,955	(24,356,955)	46,818,237
Total futures contracts	12,787,344	19,896,745	(1,413,417)	25,107,257

Forward currency contracts	4,122,019	(779,253)	2,075,799	(12,351,503)

Total futures and forward currency contracts	$16,909,363	$19,117,492	$662,382	$12,755,754

For the three months ended September 30, 2018 and 2017, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2018	2017

Average bought	47,551	39,823
Average sold	56,884	40,637
Average notional	$4,891,000,000	$4,043,000,000

The customer agreements between the Master Fund, the futures clearing brokers including, Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC, and Merrill Lynch Pierce, Fenner & Smith Inc. as well as the FX prime brokers, Deutsche Bank AG and Bank of America, N.A., and the swap dealer, Morgan Stanley & Co., LLC, give the Master Fund the legal right to net unrealized gains and losses on open futures and forward currency contracts. The Master Fund netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

The following tables represent gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2018 and December 31, 2017.

Offsetting of derivative assets and liabilities at September 30, 2018

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition

Futures contracts
Counterparty C	$7,172,498	$(1,591,464)	$5,581,034
Counterparty I	15,965,107	(5,562,215)	10,402,892
Counterparty J	2,308,574	(177,174)	2,131,400
Total futures contracts	25,446,179	(7,330,853)	18,115,326

Forward currency contracts
Counterparty K	6,831,705	(6,290,863)	540,842
Total forward currency contracts	6,831,705	(6,290,863)	540,842

Total assets	$32,277,884	$(13,621,716)	$18,656,168

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition

Forward currency contracts
Counterparty G	5,951,193	(3,524,677)	2,426,516
Counterparty H	2,325,124	(1,845,700)	479,424
Total forward currency contracts	8,276,317	(5,370,377)	2,905,940

Total liabilities	$8,276,317	$(5,370,377)	$2,905,940

Amounts Not Offset in the Statement
of Financial Condition

Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$5,581,034	$—	$(5,581,034)	$—
Counterparty I	10,402,892	—	(10,402,892)	—
Counterparty J	2,131,400	—	(2,131,400)	—
Counterparty K	540,842	—	—	540,842
Total	$18,656,168	$—	$(18,115,326)	$540,842

Amounts Not Offset in the Statement
of Financial Condition

Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$2,426,516	$—	$(2,426,516)	$—
Counterparty H	479,424	—	(479,424)	—
Total	$2,905,940	$—	$(2,905,940)	$—

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statement of Financial Condition, for each respective counterparty.

(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2018.

(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of September 30, 2018.

Offsetting of derivative assets and liabilities at December 31, 2017

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition

Futures contracts
Counterparty C	$8,020,778	$(7,204,167)	$816,611
Counterparty I	16,954,695	(15,625,849)	1,328,846
Total futures contracts	24,975,473	(22,830,016)	2,145,457

Total assets	$24,975,473	$(22,830,016)	$2,145,457

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition

Forward currency contracts
Counterparty G	$7,086,206	$(2,515,193)	$4,571,013
Counterparty H	12,079,159	(4,936,637)	7,142,522
Total forward currency contracts	19,165,365	(7,451,830)	11,713,535

Total liabilities	$19,165,365	$(7,451,830)	$11,713,535

Amounts Not Offset in the Statement
of Financial Condition

Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$816,611	$—	$(816,611)	$—
Counterparty I	1,328,846	—	(1,328,846)	—

Total	$2,145,457	$—	$(2,145,457)	$—

Amounts Not Offset in the Statement
of Financial Condition

Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$4,571,013	$—	$4,571,013	$—
Counterparty H	7,142,522	—	7,142,522	—

Total	$11,713,535	$—	$11,713,535	$—

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.

(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2017.

(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2017.

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

The Master Fund’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”), Bank of America N.A. (“ML”) and Morgan Stanley & Co. LLC (“MS”). The Master Fund’s concentration of credit risk associated with DB, ML or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, ML and MS. The amount of such credit risk was $54,018,520 and $49,457,913 at September 30, 2018 and December 31, 2017, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2018 and 2017. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended: September 30, 2018	Three months ended: September 30, 2017
Profit share earned	$78,041	$29,596
Reversal of profit share (1)	(66,845)	—
Profit share accrued	299,224	1,037,700
Total profit share	$310,420	$1,067,296

	Nine months ended: September 30, 2018	Nine months ended: September 30, 2017
Profit share earned	$78,041	$93,168
Profit share accrued	299,224	1,037,700
Total profit share	$377,265	$1,130,868

(1) Reversal of profit sharing on July 1st

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

7. SUBSEQUENT EVENTS

During the period from October 1, 2018 to November 13, 2018, contributions of $10,000,000 were made to the Master Fund. The General Partner has performed its evaluation of subsequent events through November 13, 2018, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through September 30, 2018, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2018

Total
Partners’
Capital of the
Month Ending:	Partnership
September 30, 2018	$155,807,223
June 30, 2018	159,554,823
December 31, 2017	180,404,425

	Three Months	Nine Months
Change in Partners’ Capital	$(3,747,600)	$(24,597,202)
Percent Change	(2.35)%	(13.63)%

THREE MONTHS ENDED SEPTEMBER 30, 2018

The decrease in the Partnership’s net assets of $3,747,600 was attributable to withdrawals of $7,587,880 which were partially offset by contributions of $331,363 and net income after profit share of $3,508,917.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2018 decreased $141,224 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended September 30, 2018, relative to the corresponding period in 2017.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2018 decreased $13,871 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended September 30, 2018, relative to the corresponding period in 2017.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended September 30, 2018 decreased $140,371 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of commission paying investors of the Partnership during the three months ended September 30, 2018, relative to the corresponding period in 2017.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2018 decreased $3,634 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended September 30, 2018, relative to the corresponding period in 2017.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2018 increased $333,315 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2018 relative to the corresponding period in 2017.

For the three months ended September 30, 2018, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $4,553,548 from trading operations (including foreign exchange transactions and translations). Management fees of $771,433, brokerage commissions of $130,991, selling commissions and platform fees of $707,588, administrative and operating expenses of $156,156, custody fees and other expenses of $6,809, and profit share of $4,445 were paid or accrued. Interest income of $732,791 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $3,508,917.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.73%
Energies	1.09%
Grains	0.22%
Interest rates	(2.61)%
Livestock	0.04%
Metals	(0.03)%
Softs	0.11%
Stock indices	3.52%
Trading gain	3.07%

NINE MONTHS ENDED SEPTEMBER 30, 2018

The decrease in the Partnership’s net assets of $24,597,202 was attributable to withdrawals of $27,050,457 and net loss after profit share of $4,379,928 which were partially offset by contributions of $6,833,183.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2018 decreased $247,791 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2018, relative to the corresponding period in 2017.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2018 increased $18,616 relative to the corresponding period in 2017. The increase was due to an increase in trading activity during the nine months ended September 30, 2018, relative to the corresponding period in 2017.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the nine months ended September 30, 2018 decreased $306,122 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of commission paying investors of the Partnership during the nine months ended September 30, 2018, relative to the corresponding period in 2017.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2018 decreased $20,592 relative to the corresponding period in 2017. The decrease was due to a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2018, relative to the corresponding period in 2017.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2018 increased $900,929 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2018 relative to the corresponding period in 2017.

For the nine months ended September 30, 2018, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized losses of $726,049 from trading operations (including foreign exchange transactions and translations) albeit an overall percentage trading gain due to the timing of redemptions during the period. Management fees of $2,434,628, brokerage commissions of $409,766, selling commissions and platform fees of $2,217,258, administrative and operating expenses of $470,241, custody fees and other expenses of $21,388, and profit share of $7,499 were paid or accrued. Interest income of $1,906,901 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $4,379,928.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.37%
Energies	4.93%
Grains	0.79%
Interest rates	(0.87)%
Livestock	0.00%
Metals	(1.05)%
Softs	0.23%
Stock indices	(4.17)%
Trading gain	0.23%

MANAGEMENT DISCUSSION – 2018

Three months ended September 30, 2018

The Partnership was profitable during the third quarter due to profits from long equity and energy positions, and, to a lesser extent, from trading currency forwards and non-energy commodities. Meanwhile, trading of interest rate futures was unprofitable.

Although currency turmoil, trade concerns and worries about Chinese growth clouded market outlook, equity markets were underpinned by solid global growth, favorable business and consumer sentiment, positive news on North American Free Trade Agreement renegotiations and still accommodative monetary policy globally, despite some recent tightening. Notably, some investor rotation out of highly valued U.S. equity markets late in the quarter boosted returns from other markets. In addition to gains realized from Nasdaq equity futures, long positions in Japanese, European, Taiwanese and Australian equity futures were profitable. A short VIX trade posted an attractive gain too. A short position in Korean futures early in the period and trading of Singaporean futures were also profitable. On the other hand, trading of Canadian equity futures was slightly unprofitable.

Energy prices rose from mid-August to the end of September particularly following the resumption of Iranian sanctions and especially after the Organization of the Petroleum Exporting Countries (“OPEC”) / Non-OPEC group indicated that they would not increase current production any further for now even though events in Iran, Venezuela and Libya continue to constrain supplies. Larger-than-expected declines in U.S. crude stockpiles also supported crude prices, while an interruption to RBOB gasoline supplies as a result of hurricane Florence underpinned RBOB gasoline prices. Long positions in Brent crude, WTI crude, RBOB gasoline and London gas oil were profitable. A short U.S. natural gas trade was profitable in early September.

The U.S. dollar, which had risen sharply from mid-April to the end of June, vacillated at this higher level during the third quarter and results, though profitable overall, were mixed. The U.S. dollar was supported by solid U.S. growth and corporate profit reports and actual and anticipated interest rate increases by the U.S. Federal Reserve (the “Fed”). Idiosyncratic trade, current account deficit, fiscal deficit, foreign debt and political problems in a number of emerging economies, including Turkey, Brazil, India and Argentina among others, further buoyed the American dollar. The U.S. dollar did settle back somewhat after news of a potential U.S.-Mexico trade deal was reported. Long dollar trades against the Japanese yen, euro, Turkish lira, Brazilian real, and Indian rupee were profitable. A long euro/short Turkish lira position was profitable as well. Brexit worries led to profits from a short sterling position. Alternatively, long U.S. dollar positions versus the currencies of Switzerland, Norway, Sweden, Poland, Australia, Canada, South Africa and Singapore were unprofitable. A short euro/long Norway trade was also unprofitable.

Global central banks, led by the Fed’s third ¼% interest rate increase this year, raised official interest rates 25 times during the third quarter. In addition, the European Central Bank (the “ECB”) and Bank of Japan have adjusted their quantitative easing policies toward less accommodation. Recent inflation data in many economies including that of the U.S., U.K., Canada and European Union have approached or exceeded targeted levels. Proposed budget deficit targets in Italy raised concerns with E.U. authorities. In this environment, long positions in German, French, Italian, British, Australian, Canadian, and Japanese note and bond futures and in U.S. long bond futures posted losses. A long 3-month euribor trade was also unprofitable. Meanwhile, short positions in short-term Eurodollar futures and in U.S. 2-year, 5-year and 10-year note futures provided partially offsetting gains, especially late in the period.

Short positions in corn, wheat and soybeans were profitable as the existence of sizable inventories, record recent harvests and tariff influences outweighed worries about the impact of the European heat wave on future supplies, at least for now. A long soybean meal trade was unprofitable.

With interest rates rising, to subdue global inflation and with a strong U.S. dollar, the fractional profit on a short gold trade combined with a small gain on a long palladium position to largely offset small losses from trading silver, platinum and aluminum.

Trading of soft commodity futures was marginally profitable as gains from short sugar and coffee positions were greater than losses from long cocoa and cotton trades.

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

Periods ended September 30, 2017

Total
Partners’
Capital of the
Month Ending:	Partnership
September 30, 2017	$179,662,569
June 30, 2017	178,182,813
December 31, 2016	172,886,333

	Three Months	Nine Months
Change in Partners’ Capital	$1,479,756	$6,776,236
Percent Change	0.83%	3.92%

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at September 30, 2018 and December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month.  On July 1, 2018, August 1, 2018 and September 1, 2018 the Partnership sold Units to new and existing limited partners of $40,000, $228,657 and $62,706 respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended September 30, 2018. There were no Series D redemptions.

	Series A		Series B		Series C		Series D
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit
July 31, 2018	(2,455.1404)	$1,076.84	(117.9370)	$1,233.18	(478.4870)	$1,258.20	—	$1,220.98
August 31, 2018	(2,146.3257)	1,118.94	(78.1000)	1,283.53	(326.2409)	1,309.57	—	1,261.13
September 30, 2018	(1,046.9308)	1,137.42	—	1,306.90	(57.5000)	1,333.42	—	1,278.97

Total	(5,648.3969)		(196.0370)		(862.2279)		—

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

Date: November 13, 2018

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)