Form 10-K
period 2018-12-31
Millburn Multi-Markets Fund L.P.
filed 2019-03-28
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2018

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Commission File Number: 000-54028

MILLBURN MULTI-MARKETS FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	26-4038497
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION

55 West 46th Street, 31st Floor

New York, New York 10036
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   (212) 332-7300

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2018 and 2017 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2018, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.	Business

(a)	General development of business

Millburn Multi-Markets Fund L.P.  (the “Partnership”) is a limited partnership organized September 8, 2008 under the Delaware Revised Uniform Limited Partnership Act.  The Partnership commenced operations on August 1, 2009.  The Partnership is required, pursuant to its Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), to invest all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”), a Delaware limited partnership that began trading on October 20, 2004.  The Partnership is one of a number of investors in the Master Fund.  As of December 31, 2018, the Partnership’s partnership percentage in the Master Fund was approximately 33.60% of total partners’ capital of the Master Fund.  The general partner and trading advisor of the Partnership and the Master Fund is Millburn Ridgefield Corporation, a Delaware corporation operating in New York, New York (the “General Partner”).

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

The General Partner was organized in May 1982 to manage discretionary accounts in futures and forward markets.  It and its principals have been trading in the futures and forwards markets pursuant to systematic quantitative, trading and risk management methods since 1971.  The General Partner has been registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator (“CPO”) since July 1, 1982, as a commodity trading advisor (“CTA”) since September 13, 1984 and has been a member of the National Futures Association (the “NFA”) since July 1, 1982.  The General Partner has been an approved swaps firm with the NFA since December 26, 2012. The General Partner conducts all trading and investment activities through the Master Fund.  The Millburn Corporation, a former affiliate of the General Partner, that, prior to January 1, 2019, performed research, trading, technology, operations, marketing, accounting, tax, legal, compliance, human resources, and other administrative functions for the Partnership and the Master Fund and other commodity pools and investment partnerships managed by the General Partner, merged with and into the General Partner on December 31, 2018, and the General Partner now performs the functions formerly performed by The Millburn Corporation.

As of December 31, 2018, the aggregate net asset value of the Partnership was $159,519,606 and the aggregate net asset value of the Master Fund was $474,824,374. The net asset value of a Series A Unit originally sold for $1,000.00 as of August 1, 2009 was $1,191.29 as of December 31, 2018.  The net asset value of a Series B Unit originally sold for $1,000.00 as of August 1, 2009 was $1,369.64 as of December 31, 2018.  The net asset value of a Series C Unit originally sold for $1,000.00 as of August 1, 2009 was $1,397.43 as of December 31, 2018.  The net asset value of a Series D Unit originally sold for $1,331.20 as of November 1, 2017 was $1,338.27 as of December 31, 2018. In each case, these are based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from August 1, 2009 to December 31, 2018.

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

The Partnership, through the Master Fund, engages in the speculative trading of futures, forward and spot contracts and may trade options thereon as well as swap contracts.  The Master Fund’s sole trading advisor is the General Partner.  The Master Fund trades in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market. The Master Fund may also, to a limited extent, invest in equities, equity baskets, instruments related to equities, exchange traded funds or notes. The General Partner makes its systematically-based trading decisions pursuant to its investment and trading methods, which may include technical trend analysis, certain non-traditional technical systems (i.e., systems falling outside of traditional technical trend analysis), and money management principles, each of which may be revised from time to time.  The objective of the General Partner’s investment and trading methods is to consider multiple data inputs, or “factors,” in order to arrive at relatively near-term return forecasts for each traded instrument and take appropriate risk-managed positions.  These factors include price data, but also a range of price derivative and non-price data. Trades generated by quantitative models may be profitable or unprofitable.  The General Partner’s objective is to have the profits from its profitable trades offset and exceed the losses from its unprofitable trades. During periods in which market behavior differs significantly from that analyzed to build the models, substantial losses are possible, and even likely.

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

The goal of the General Partner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range, while allowing exposure to profitable opportunities. Over more than 47 years, the General Partner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of price movements in the market, some non-price information or a combination of both.

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies) the amount of data used to learn the market structure; the statistical or technical methods used to make forecasts; the type of data (market or economic statistics); and the source of data (cash, futures, forwards or option markets-generated data or government- and industry-generated statistical information). No single approach will work all the time. Therefore, the General Partner’s objective is to have several approaches and several data inputs operating in conjunction with one another.

When arriving at the portfolio allocation, the General Partner generally seeks maximum diversification, subject to liquidity and sector concentration constraints and subject to the mandate of the strategy. Each market is traded using a diversified set of trading systems, which may be optimized for groups of markets, sectors or specific markets.  The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently.  The following factors, among others, are considered in constructing a universe of markets to trade for the Master Fund:  profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of markets.  The current allocation to any market in the Master Fund’s portfolio does not exceed 3.0% of total market exposure, measured by risk allocation.

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

Another important risk management function is the careful control of leverage or total portfolio exposure.  Leverage levels are determined by simulating the entire portfolio — all markets, all systems, all risk control models, the exact weightings of the markets in the portfolio and the proposed level of leverage — over the past five or ten years to determine the portfolio’s simulated risk and return characteristics as well as the worst case experienced by the portfolio in the simulation period.  The worst case, or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high.  If the General Partner considers the drawdown too severe or the portfolio’s simulated volatility too high, it can reduce the leverage or total portfolio exposure.  There are, however, no restrictions on the amount of leverage the Master Fund may use at any given time.

Decisions whether to trade a particular market require the exercise of judgment.  The decision not to trade certain markets for certain periods, or to reduce the size of a position in a particular market, may result at times in missing significant profit opportunities.

In some cases, the General Partner employs discretion in the execution of trades where trader expertise plays a role in timing of orders and, from time to time, the General Partner may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies.  This exercise of discretion (other than in trade execution) has historically been very rare and would generally occur only in response to unusual market conditions that may not have been factored into the design of the trading systems. Such adjustments would be done with the intention of reducing risk exposures as opposed to seeking additional risk.  Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

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

In connection with the Master Fund’s futures trading, the Master Fund currently executes and clears transactions through SG Americas Securities, LLC (“SG Americas”), Deutsche Bank Securities Inc. (“Deutsche Bank”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), each a registered futures commission merchant, but may use other futures commission merchants or cease using any particular futures commission merchant at any time in the General Partner’s discretion.  The Master Fund also currently engages in currency forward trading with Deutsche Bank AG and Bank of America, N.A., which serve as the Master Fund’s prime brokers for such transactions, but may utilize the services of additional prime brokers or engage in such trading with other banks and dealers as well. At this time, the Master Fund clears its currency forward trades with Deutsche Bank AG and Bank of America, N.A.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of CTAs, CPOs, “futures commission merchants,” “introducing brokers,” “swap dealers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires CPOs and CTAs, such as the General Partner, and commodity brokers or futures commission merchants and swap dealers, such as SG Americas, Deutsche Bank, Deutsche Bank AG, MLPF&S and Bank of America, N.A. to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a CPO or a CTA were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership. Should the General Partner’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. The CFTC has also proposed, but not yet adopted, additional position limit rules covering energy, metals and agricultural derivative contracts. All accounts controlled by the General Partner are combined for speculative position limit purposes. The General Partner could be required to liquidate positions it holds on behalf of the Master Fund in order to comply with such limits. Any such liquidation or limited implementation could result in substantial costs to the Partnership. It is as yet unclear whether the rules will have an adverse effect on the Partnership.

In response to the financial crises of 2008-2009, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010. The Reform Act mandates that a substantial portion of over-the-counter (“OTC”) derivatives must be must be executed in regulated markets and be submitted for clearing to regulated clearinghouses, subject to margin requirements. The mandates imposed by the Reform Act may result in the Master Fund bearing new or increased fees, including clearing account maintenance fees, and less favorable dealer marks, with respect to the Master Fund’s trading currently undertaken in the OTC markets.

The Master Fund may also trade forward contracts in the inter-bank currency market. Such forward contracts are not currently traded on exchanges; rather, banks and dealers act as principals in these markets. As a result of the Reform Act, the CFTC regulates non-deliverable forwards (including many deliverable forwards where the parties do not take delivery), although currency forward contracts are generally not otherwise subject to regulation by any other U.S. government agency. Changes in the forward markets may entail increased costs and result in burdensome reporting requirements. There is currently no limitation on the daily price movements of forward contracts. Principals in the forward markets have no obligation to continue to make markets in the forward contracts traded. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the General Partner would otherwise recommend, to the possible detriment of the Master Fund.

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

As of December 31, 2018, there were 935 holders of Series A Units, 113 holders of Series B Units, 27 holders of Series C Units and 12 holders of Series D Units.

(c)	Dividends

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to the Partners. No distributions have been made on the Units, and none are contemplated.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Units are sold on a monthly basis through the General Partner and selling agents retained by the General Partner to act as its agents. Units were initially issued at $1,000.00 per Unit, except for Series D Units, which were issued at $1.331.20 and thereafter at net asset value. Between October 1, 2018 and December 31, 2018, the Partnership did not issue any Units at monthly closings.

(f)	Purchases of Equity Securities by the Issuer

Pursuant to the Limited Partnership Agreement, limited partners may redeem Units as of the end of each calendar month. The redemption of Units by limited partners has no impact on other limited partners.

The following table summarizes limited partner redemptions of Series A, Series B, and Series C Units during the fourth calendar quarter of 2018. No Series D Units were redeemed during that period.

Series A Units

		Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2018	1,064.6871	$1,149.52
November 30, 2018	768.0000	1,171.35
December 31, 2018	553.7550	1,191.29

Total	2,386.4421

Series B Units

		Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2018	67.6370	$1,320.47
November 30, 2018	9.2160	1,344.81

Total	76.8530

Series C Units

		Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2018	178.9641	$1,347.27
November 30, 2018	372.5540	1,372.10

Total	551.5181

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2018, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

2018

During 2018, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $8,675,203 from trading operations (including foreign exchange transactions and translations). Management fees of $3,220,274, brokerage commissions of $584,765, selling commissions and platform fees of $2,939,263, administrative and operating expenses of $590,508 and custody fees of $27,562 were paid or accrued. The Master Fund allocated $1,075,724 in Profit Share to the General Partner in respect of the Partnership. Interest income of $2,732,462 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share to the General Partner of $2,969,569.

For the year ended December 31, 2018, the Master Fund achieved net realized and unrealized gains of $32,281,980 from trading operations (including foreign exchange transactions and translations).  Management fees of $8,130,927, brokerage commissions of $1,976,433, selling commissions and platform fees of $2,955,747, administrative and operating expenses of $1,158,094 and custody fees of $94,847 were paid or accrued. The Master Fund allocated $4,975,303 in Profit Share to the General Partner. Interest income of $9,261,155 partially offset the Master Fund expenses resulting in net income after profit share to the General Partner of $22,251,784.

An analysis of the Master Fund’s trading gain (loss) by sector for the year ended December 31, 2018 is as follows:

Sector	% Gain (Loss)
Currencies	0.68%
Energies	9.75%
Grains	0.91%
Interest rates	3.12%
Livestock	(0.04)%
Metals	(1.68)%
Softs	0.10%
Stock indices	(6.45)%

Total	6.39%

The Partnership was profitable in 2018 as first quarter losses, driven largely by the January – February global equity selloff, were outweighed by gains realized the last ten months of the year. Sizable profits from trading energy futures and, to a lesser extent, from trading interest rate, soft and agricultural commodity futures and currency forwards outdistanced losses from trading stock index and metal futures.

The year opened optimistically with signs of expanding, synchronized global growth, but closed pessimistically amid mounting concerns about a synchronized growth deceleration. Indicative of this change were readings from the composite index of global manufacturing activity produced by JPMorgan Chase & Co. and IHS Markit that stood at a 27-month low of 51.5 in December after reaching a six year high of 54.5 in January 2018. The dramatic change in outlook reflected several shifts that emerged during the year including: a move from quantitative easing toward quantitative tightening by global monetary authorities; the rising tide of trade protectionism, especially between the U.S. and China; mounting political turmoil in Europe including Brexit, the European Union-Italy deficit squabble, France’s “yellow vests” demonstrations, Germany’s leadership changes, and the simmering Spain-Catalonia independence struggle; and increasing tensions between the Trump administration and the U.S. Congress following the November elections in the U.S. Unsettled conditions in world energy markets also contributed to the deterioration of the growth outlook. These factors, combined with reduced global liquidity, increased high frequency algorithmic trading and the declining role of traditional market makers, led to increasing volatility during the year across most, if not all, financial and commodity markets.

Energy trading was highly profitable during the year even as energy prices swung wildly. For example, Brent crude prices started the year at about $66/barrel, climbed to nearly $80/barrel in late May, fell to $71/barrel in mid-August, rose again to more than $86/barrel on October 3rd and then plunged under $50/barrel in December. Conflicting forces were at work throughout the year. The production control agreement signed by the Organization of the Petroleum Exporting Countries (“OPEC”), the U.S. decision to pull out of the Joint Comprehensive Plan of Action agreement with Iran, the implosion of the Venezuelan economy, Libyan oil production difficulties, and the January – September decline in U.S. inventories negatively impacted energy supplies and underpinned prices. Alternatively, rising shale production that pushed U.S. output to a record 11.7 million barrels per day (mb/d) by late in the year; the June relaxation of OPEC’s production restraint agreement that allowed Saudi Arabia and Russia to push their outputs to record levels of 11.2 and 11.4 mb/d, respectively; and the surprising U.S. announcement in November of 6-month waivers of sanctions for purchasers of Iranian crude flooded the market with supply, at first constraining price increases but ultimately leading to the fourth quarter price collapse. Evidence of slowing global growth also depressed prices. Not even the announcement in December that OPEC would re-impose production cuts in January arrested the declines. Generally speaking, long positions in Brent crude, WTI crude, RBOB gasoline and London gas oil during the first three quarters of 2018 and short positions in these markets in November and December were highly profitable. A long U.S. natural gas position was also very profitable in November as seasonal demand pushed prices higher. Trading of heating oil was slightly unprofitable due to a long position in October and November.

Interest rate futures were buffeted by clashing forces during the year. On the one hand, indications that global central banks, especially the U.S. Federal Reserve (the “Fed”), European Central Bank (the “ECB”), Bank of England and Bank of Japan, were pulling back on monetary accommodation led to firming interest rates and falling prices of interest rate futures. On the other hand, higher U.S. interest rates, a rising U.S. dollar, global trade frictions, and political uncertainties sparked tumult in emerging markets, including Turkey, Brazil Argentina, Mexico and Indonesia, triggering growth concerns, capital flight and safe haven demand for government securities. Similarly, worries that political turmoil in Europe could impede European growth triggered periodic safe haven demand that drove interest rates off their highs. Strong demand from central banks, pension funds and insurance-related buyers for high quality government debt, particularly when yields reached attractive levels, added to the price rallies. Finally, increased equity and credit market volatility globally, and subdued actual inflation statistics also underpinned demand for government securities. Overall, long positions in German, French, Japanese, Australian and Canadian note and bond futures, and short-term euribor futures were profitable. Trading the U.S. ultra-bond was fractionally positive too. On the other hand, trading of U.S. 2-, 5- and 10-year notes and short-term Eurodollar futures produced partially offsetting losses. A long Italian bond trade was unprofitable in May when yields rose sharply in the wake of post-election turmoil. Long positions in British interest rate futures were unprofitable, particularly early in the year when rates increased due to rising global growth and in September when as the Fed raised rates.

Short soybean, wheat and corn trades were profitable, especially in June as Chinese tariffs and ample supplies weighed on prices. In soft commodities, short coffee and sugar positions were each profitable during the January – August time frame, while trading of cocoa generated partially offsetting losses.

While the U.S. dollar did advance during 2018, the gain did not occur in a straight line, but rather, was interspersed with periods of volatile sideways market action. The U.S. dollar, which had been on an upswing entering 2018—as measured by the Bloomberg U.S. dollar index (BBDXY) —fell about 4% from January 1 through mid-April, then strengthened in a halting manner by about 8% during the final eight months of the year. In general, the more hawkish stance by the Fed relative to other major central banks and solid U.S. growth and corporate profits underpinned the U.S. dollar. Idiosyncratic trade, current account deficit, fiscal deficit, foreign debt and political problems in a number of emerging economies, including Turkey, Brazil, India and Argentina among others, further buoyed the U.S. dollar. Increased demand in the wake of periodic European political uncertainties also supported the U.S. currency. Long U.S. dollar trades versus the Brazilian real, British pound, euro, Norwegian krone, Swedish krona, Korean won, Indian rupee, Canadian dollar and Israeli shekel were profitable. A long U.S. dollar/short Turkish lira position was profitable through August, and a short U.S. dollar/long Turkish lira trade was profitable after Turkish interest rates were boosted to support the currency. On the other hand, there were a number of idiosyncratic currency movements that produced losses. Long U.S. dollar trades versus the Japanese yen and Swiss franc—perhaps safer safe havens than the U.S. dollar—were unprofitable. The New Zealand and Australian dollars, which had been shorted significantly as trade tensions between the U.S. and China escalated, rebounded sharply on short covering prior to the November G-20 conference in hopes that the Trump-Xi talks would lead to reduced tensions going forward. Somewhat better than expected economic data from both countries and less dovish local central bank statements supported the short covering during the fourth quarter. As a result, long U.S. dollar positions against both these currencies were unprofitable. Trading the U.S. dollar against the Mexican peso was unprofitable, particularly around the Mexican election in July, and after the United States-Mexico-Canada Agreement or “USMCA” was agreed in October. Trading of the South African rand, Singaporean dollar, Russian ruble and Colombian peso versus the U.S. dollar and of the euro against other European currencies were also unprofitable.

Equity markets were increasingly volatile in 2018 due to decreased global liquidity, increased algorithmic trading, increasing trade protectionism and signs of slowing global growth, particularly late in the year. Rising U.S. interest rates and a strong U.S. dollar dented enthusiasm for emerging market equities. Mounting political turmoil dampened investor interest in European equities. Escalating trade tension between the U.S. and China, and Chinese government efforts to rein in excessive debt and to control environmental damage combined to slow China’s growth and led to sharp selloffs in Chinese and other Asian equities. U.S. equities wilted, especially late in the year, under the weight of worsening trade tensions and persistent Fed tightening. In this environment, long positions in U.S., Canadian, British, German, Swedish, Japanese, and Australian stock futures were unprofitable, particularly during the sharp January – February and fourth quarter declines. Trading of the VIX future and of Spanish, Korean and Indian index futures were also unprofitable. Meanwhile, short positions Dutch, French, Italian, Chinese, Hong Kong, Taiwanese, South African and MSCI EAFE stock index futures posted partially offsetting gains, especially during the year-end selloff. At times, long positions in Dutch, French and Taiwanese equity futures also posted gains.

During 2018, metals prices were impacted by a variety of factors including tariffs and other trade disruptions, U.S. sanctions on Russia, political turmoil in producing regions, a shifting mix of the number of cars powered by gas, diesel and electric motors, a generally rising dollar and the shift from global growth to global slowdown. Trading of industrial metals, especially copper and aluminum, was unprofitable. In addition, late in the year, short gold and silver positions were unprofitable and were reduced as a slightly weaker dollar and global economic and political uncertainties boosted the prices of precious metals. A long nickel position in the first half of the year and a short position in the second half generated partially offsetting profits.

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

The U.S. dollar, which had risen sharply into early 2017, declined markedly in an erratic saw-toothed pattern during the first 9 months of 2017, driving the Bloomberg dollar index to a nearly 33 month low on September 8, down about 11% from the highs reached early in the year. Thereafter, trading was volatile but range-bound. As the year began, the dollar was underpinned by three factors: U.S. growth that was stronger than growth abroad; U.S. politics that seemed more certain than politics in Europe; and a Fed that was reducing monetary policy accommodation while authorities overseas were still engaged in monetary easing. However, as the year progressed these dollar supports eroded. Growth in Europe and Asia accelerated while growth in the U.S. remained modest. The difficult reality of governing diminished the election euphoria for the Trump administration and politics in the U.S. grew more toxic while the political outlook in Europe improved significantly as elections, particularly in the Netherlands and France, produced more moderate outcomes than feared. Finally, the ECB, Bank of England, People’s Bank of China (“PBOC”), and Bank of Canada, among others, shifted toward a less accommodative policy stance. In this environment, U.S. dollar trades against a number of currencies including the Aussie dollar, New Zealand dollar, Canadian dollar, British pound, Japanese yen, euro, Swiss franc, Norwegian krone, Swedish krona, Polish zloty, Singapore dollar, Korean won, South African rand, and the Columbian and Chilean pesos were unprofitable. On the other hand, short U.S. dollar trades against the Indian rupee, Mexican peso, Russian ruble and Brazilian real posted small gains, as did a long dollar trade against the Turkish lira.

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

Contractual Obligations

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business, through its investment in the Master Fund, is trading futures and forward currency and spot contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities.   The Partnership’s Financial Statements, included as Exhibit 13.1 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Master Fund’s open future and forward currency contracts, both long and short, at December 31, 2018.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2018 and 2017, as required by this item, is included as Exhibit 13.1 to this report.  Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on its assessment, management has concluded that, as of December 31, 2018, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a, b) Identification of Directors and Executive Officers

The Partnership has no directors or executive officers. The Partnership is controlled and managed by the General Partner.

The General Partner is a Delaware corporation operating in New York, New York, organized in May 1982 to manage discretionary accounts primarily in futures, forward and spot markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

The principals and senior officers of the General Partner as of December 31, 2018 are as follows:

Harvey Beker, age 65. Mr. Beker is Co-Chairman of the General Partner, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) since each entity’s inception.

Gregg R. Buckbinder, age 60. Mr. Buckbinder is President and Chief Operating Officer of the General Partner and also serves as Chief Financial Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, and has since served as the Chief Financial Officer of the General Partner and the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation, effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest, effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 49. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the General Partner since May 2014, and prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

George E. Crapple, age 74. Mr. Crapple is Co-Chairman of the General Partner and serves as a member of the General Partner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin LLP, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the General Partner in June 1976 and joined the General Partner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011 and his position as Co-Chief Executive Officer of the General Partner as of November 1, 2015. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the hedge fund industry group, the Managed Funds Association (the “MFA”), a former member of the Global Markets Advisory Committee of the CFTC and a former member of the board of directors of the Futures Industry Association. Mr. Crapple has also served as the Co-Chairman of each entity in Millburn International Group since inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 49. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner. Prior to joining the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an L.L.M. degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a former member of the Steering Committee of the MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of the MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of the MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Mark B. Fitzsimmons, age 71. Mr. Fitzsimmons is a Senior Vice President of the General Partner. His responsibilities mainly involve business development. He joined the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 61. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E.F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 67. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the General Partner, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

None of the individuals listed above currently serves as a director of a public company.

(c)	Identification of Certain Significant Employees

None.

(d)	Family Relationships

None.

(e)	Business Experience

See Item 10 (a, b) above.

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Code of Ethics

The Partnership has no employees, officers or directors and is managed by the General Partner.  The General Partner has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer.  A copy of this Executive Code of Ethics may be obtained at no charge by written request to Millburn Ridgefield Corporation, 55 West 46th Street, 31st Floor, New York, New York 10036 or by calling 212-332-7300 (ask for Client Services).

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

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership is required to invest all its assets in the Master Fund. The General Partner has discretionary authority over the Master Fund’s trading. As of December 31, 2018, the General Partner’s interest was valued at $2,788,913, which constituted 1.75% of the Partnership’s capital as of December 31, 2018.

As of December 31, 2018, no directors or executive officers of the General Partner beneficially owned Units in the Partnership.

(c)	Changes in Control

None.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership, through its investment in the Master Fund, paid to the General Partner $3,220,274 in management fees, and $1,075,724 in Profit Share for the year ended December 31, 2018.  The General Partner’s capital interest was allocated net income of $191,645 for the year ended December 31, 2018. The Partnership, through its investment in the Master Fund, paid to the General Partner $3,624,623 in management fees, and $1,338,994 in Profit Share for the year ended December 31, 2017.  The General Partner’s capital interest was allocated net income of $218,044 for the year ended December 31, 2017.

Item 14.	Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2018 and 2017 were approximately $110,000 for each year presented.

(2)	Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(3)	All Other Fees

There were no other fees for the years ended December 31, 2018 and 2017.

(4)	Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following are included with the 2018 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.1.

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

(a)(3)	Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

10.1	Fifth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

13.1	2018 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2019.

MILLBURN MULTI-MARKETS FUND L.P.

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chairman	March 28, 2019
Harvey Beker	(Director)

/s/ George E. Crapple	Co-Chairman	March 28, 2019
George E. Crapple	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 28, 2019
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 28, 2019
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Financial Officer	March 28, 2019
Gregg Buckbinder	(Principal Financial Officer)

/s/ Michael W. Carter	Vice President	March 28, 2019
Michael W. Carter	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

10.1	Fifth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

13.1	2018 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

