Form 10-Q
period 2019-03-31
Millburn Multi-Markets Fund L.P.
filed 2019-05-15
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2019

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

New York, NY 10036

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At March 31, 2019 (unaudited) and December 31, 2018

(b) For the three months ended March 31, 2019 and 2018 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

ASSETS	March 31, 2019 (unaudited)	December 31, 2018

Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$164,573,043	$159,519,606
Due from the Master Fund	640,513	659,683
Cash and cash equivalents	935,778	2,480,000

Total assets	$166,149,334	$162,659,289

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$935,000	$2,480,000
Capital withdrawal payable to Limited Partners	640,513	659,683
Capital withdrawal payable to General Partner	—	—
Due to the Master Fund	778	—

Total liabilities	1,576,291	3,139,683

PARTNERS’ CAPITAL:
General Partner	2,881,832	2,788,913

Limited partners:
Series A (121,609.0698 and 121,399.2481 units outstanding)	147,542,007	144,621,713
Series B (7,020.5438 and 6,794.4628 units outstanding)	9,831,380	9,305,965
Series C (1,440.6442 and 1,437.1195 units outstanding)	2,058,379	2,008,278
Series D (1,654.8419 and 593.8529 units outstanding)	2,259,445	794,737

Total limited partners	161,691,211	156,730,693

Total partners’ capital	164,573,043	159,519,606

TOTAL	$166,149,334	$162,659,289

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,213.25	$1,191.29
Series B	$1,400.37	$1,369.64
Series C	$1,428.79	$1,397.43
Series D	$1,365.35	$1,338.27

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2019	March 31, 2018

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$918,633	$541,218

EXPENSES:
Management fees	798,354	845,172
Brokerage commissions (allocated from the Master Fund)	176,250	143,860
Selling commissions and platform fees	731,049	765,911
Administrative and operating expenses	147,232	155,165
Custody fees and other expenses (allocated from the Master Fund)	7,138	7,232

Total expenses	1,860,023	1,917,340

NET INVESTMENT LOSS	(941,390)	(1,376,122)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	8,979,045	(18,327,011)
Foreign exchange translation	(49,941)	339,363
Net change in unrealized:
Futures and forward currency contracts	(4,241,887)	8,471,640
Foreign exchange translation	(43,991)	(144,579)
Net gains (losses) from U.S. Treasury notes:
Realized	(926)	(7,440)
Net change in unrealized	125,538	(21,470)

Net realized and unrealized gains (losses) allocated from the Master Fund	4,767,838	(9,689,497)

NET INCOME (LOSS)	3,826,448	(11,065,619)

LESS PROFIT SHARE ALLOCATION	751,170	856
FROM THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$3,075,278	$(11,066,475)

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the three months ended March 31, 2019 and 2018

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2018	$2,788,913	$144,621,713	121,399.2481	$9,305,965	6,794.4628	$2,008,278	1,437.1195	$794,737	593.8529	$159,519,606

Capital contributions	—	2,460,000	2,067.5090	305,000	226.0810	165,000	118.4490	1,411,500	1,060.9890	4,341,500
Capital withdrawals	—	(2,201,119)	(1,857.6873)	—	—	(162,222)	(114.9243)	—	—	(2,363,341)
Net income (loss) before profit share	92,919	3,332,147	—	275,417	—	59,455	—	66,510	—	3,826,448
Profit share		(670,734)		(55,002)		(12,132)		(13,302)		(751,170)
PARTNERS’ CAPITAL — March 31, 2019	$2,881,832	$147,542,007	121,609.0698	$9,831,380	7,020.5438	$2,058,379	1,440.6442	$2,259,445	1,654.8419	$164,573,043

Net Asset Value per Unit at March 31, 2019			$1,213.25		$1,400.37		$1,428.79		$1,365.35

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2017	$2,597,268	$163,192,225	140,430.1803	$9,255,157	7,036.0325	$5,310,547	3,956.9329	$49,228	37.5601	$180,404,425

Capital contributions	—	3,380,000	3,022.0600	778,000	596.1155	749,000	573.6217	241,820	202.3125	5,148,820
Capital withdrawals	—	(6,043,700)	(5,538.9009)	(347,554)	(282.5553)	(321,146)	(252.3080)	—	—	(6,712,400)
Transfer between Series		(119,505)	(106.8317)	—	—	119,505	92.3507	—	—	—
Net income (loss) before profit share	(134,205)	(10,050,125)	—	(563,299)	—	(323,042)	—	5,052	—	(11,065,619)
Profit share		—		—		—		(856)		(856)
PARTNERS’ CAPITAL — March 31, 2018	$2,463,063	$150,358,895	137,806.5077	$9,122,304	7,349.5927	$5,534,864	4,370.5973	$295,244	239.8726	$167,774,370

Net Asset Value per Unit at March 31, 2018			$1,091.09		$1,241.20		$1,266.39		$1,230.84

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2019

The following information presents per unit operating performance data for each series for the three months ended March 31, 2019.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,191.29	$1,369.64	$1,397.43	$1,338.27

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(7.59)	(1.90)	(1.93)	(4.32)
Total trading and investing gains (1)	35.03	40.55	41.64	41.77

Net income before profit share allocation from Master Fund	27.44	38.65	39.71	37.45

Less: profit share allocation from Master Fund (1) (6)	5.48	7.92	8.35	10.37

Net income from operations after profit share allocation from Master Fund	21.96	30.73	31.36	27.08

NET ASSET VALUE PER UNIT — End of period	$1,213.25	$1,400.37	$1,428.79	$1,365.35

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	2.30%	2.82%	2.84%	2.79%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.46	0.58	0.60	0.77

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	1.84%	2.24%	2.24%	2.02%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.83%	2.82%	2.82%	3.57%
Profit share allocation from Master Fund (2) (6)	0.46	0.58	0.60	0.77

Total expenses	5.29%	3.40%	3.42%	4.34%

Net investment loss (3) (4) (5)	(2.55)%	(0.55)%	(0.55)%	(1.29)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2018

The following information presents per unit operating performance data for each series for the three months ended March 31, 2018.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,162.09	$1,315.39	$1,342.09	$1,310.65

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(9.40)	(4.50)	(4.58)	(6.32)
Total trading and investing losses (1)	(61.60)	(69.69)	(71.12)	(65.51)

Net loss before profit share allocation from Master Fund	(71.00)	(74.19)	(75.70)	(71.83)

Less: profit share allocation from Master Fund (1) (6)	0.00	0.00	0.00	7.98

Net loss from operations after profit share allocation from Master Fund	(71.00)	(74.19)	(75.70)	(79.81)

NET ASSET VALUE PER UNIT — End of period	$1,091.09	$1,241.20	$1,266.39	$1,230.84

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(6.11)%	(5.64)%	(5.64)%	(5.43)%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.00	0.00	0.00	0.66

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(6.11)%	(5.64)%	(5.64)%	(6.09)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.72%	2.72%	2.72%	3.45%
Profit share allocation from Master Fund (2) (6)	0.00	0.00	0.00	0.66

Total expenses	4.72%	2.72%	2.72%	4.11%

Net investment loss (3) (4) (5)	(3.45)%	(1.45)%	(1.45)%	(2.10)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at March 31, 2019 (unaudited) and December 31, 2018 and the results of its operations for the three months ended March 31, 2019 and 2018 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2018 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2018 information has been derived from the audited financial statements as of December 31, 2018.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2015 to 2018, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2018.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2019 and December 31, 2018 was 32.91% and 33.60%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At March 31, 2019 and December 31, 2018, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C and Series D Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended March 31,
	2019	2018
Series A	122,451.423	140,903.511
Series B	6,942.677	7,518.812
Series C	1,453.078	4,432.382
Series D	1,282.519	107.245

5. SUBSEQUENT EVENTS

During the period from April 1, 2019 to May 14, 2019, contributions of $2,036,300 were made to the Partnership. The General Partner has performed its evaluation of subsequent events through May 14, 2019, the date the form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

(a) At March 31, 2019 (unaudited) and December 31, 2018

(b) For the three months ended March 31, 2019 and 2018 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $71,711,473 and $72,751,039)	$71,759,004	$72,705,286
Net unrealized appreciation on open futures and forward currency contracts	3,974,885	15,031,193
Due from brokers	25,337,972	18,741,601
Cash denominated in foreign currencies (cost $17,888,064 and $14,722,589)	17,725,479	14,704,063

Total equity in trading accounts	118,797,340	121,182,143

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $350,326,091 and $336,217,865)	350,537,283	336,146,438

CASH AND CASH EQUIVALENTS	37,557,398	51,632,381

ACCRUED INTEREST RECEIVABLE	1,086,877	823,388

DUE FROM MILLBURN MULTI-MARKETS LTD.	20,164	196

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	778	—

TOTAL	$507,999,840	$509,784,546

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$1,867,396	$362,196
Cash denominated in foreign currencies (cost $0 and $168,198)	—	178,969
Capital withdrawal payable to Limited Partners	2,337,736	28,284,302
Capital withdrawal payable to General Partner	—	4,993,975
Management fee payable	630,834	630,458
Selling commissions payable	250,279	244,651
Accrued expenses	501,736	228,272
Commissions and other trading fees on open futures contracts	25,677	37,349
Accrued profit share	2,325,569	—

Total liabilities	7,939,227	34,960,172

PARTNERS’ CAPITAL	500,060,613	474,824,374

TOTAL	$507,999,840	$509,784,546

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2019

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.06%	$298,436
Grains	(0.06)	(312,645)
Interest rates:
30 Year U.S. Treasury Bond (21 contracts, settlement date June 2019)	0.00	1,156
Other interest rates	0.55	2,764,406

Total interest rates	0.55	2,765,562

Livestock	(0.03)	(125,430)
Metals	0.26	1,285,415
Softs	0.01	33,945
Stock indices	0.43	2,170,639

Total long futures contracts	1.22	6,115,922

Short futures contracts:
Energies	0.01	68,855
Grains	0.17	845,788
Interest rates:
5 Year U.S. Treasury Note (42 contracts, settlement date June 2019)	0.00	19,836
Other interest rates	(0.33)	(1,662,828)

Total interest rates	(0.33)	(1,642,992)

Metals	(0.25)	(1,250,019)
Softs	0.02	108,080
Stock indices	(0.05)	(270,749)

Total short futures contracts	(0.43)	(2,141,037)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.79	3,974,885

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.03)	(5,144,725)
Total short forward currency contracts	0.66	3,277,329

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.37)	(1,867,396)

TOTAL	0.42%	$2,107,489

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2019

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$102,740,000	U.S. Treasury notes, 0.875%, 05/15/2019	20.51%	$102,551,376
109,140,000	U.S. Treasury notes, 0.750%, 08/15/2019	21.69	108,449,348
102,740,000	U.S. Treasury notes, 1.000%, 11/15/2019	20.36	101,837,012
110,440,000	U.S. Treasury notes, 1.375%, 02/15/2020	21.89	109,458,551
	Total investments in U.S. Treasury notes
	(amortized cost $422,037,564)	84.45%	$422,296,287

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2018

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.02)%	$(81,910)
Grains	(0.02)	(87,600)
Interest rates:
30 Year U.S. Treasury Bond (28 contracts, settlement date March 2019)	0.00	15,313
Other interest rates	1.48	6,999,457

Total interest rates	1.48	7,014,770

Metals	(0.48)	(2,299,124)
Softs	0.00	1,987
Stock indices	(0.07)	(314,716)

Total long futures contracts	0.89	4,233,407

Short futures contracts:
Energies	2.30	10,972,521
Grains	0.20	952,339
Interest rates	(0.97)	(4,612,428)
Livestock	0.00	1,620
Metals	0.43	2,019,609
Softs	0.07	325,370
Stock indices	(0.11)	(541,383)

Total short futures contracts	1.92	9,117,648

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	2.81	13,351,055

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.58	2,734,043
Total short forward currency contracts	(0.30)	(1,416,101)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.28	1,317,942

TOTAL	3.09%	$14,668,997

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2018

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$101,240,000	U.S. Treasury notes, 0.750%, 02/15/2019	21.28%	$101,030,401
105,540,000	U.S. Treasury notes, 0.875%, 05/15/2019	22.10	104,931,908
99,940,000	U.S. Treasury notes, 0.750%, 08/15/2019	20.81	98,827,387
105,540,000	U.S. Treasury notes, 1.000%, 11/15/2019	21.92	104,062,028
	Total investments in U.S. Treasury notes
	(amortized cost $408,968,904)	86.11%	$408,851,724

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2019	2018
INVESTMENT INCOME — Interest income	$2,757,758	$1,761,551

EXPENSES:
Brokerage fees	525,022	467,674
Management fees	1,809,709	2,055,081
Selling commissions and platform fees	733,771	770,731
Administrative and operating expenses	273,464	275,792
Custody fees and other expenses	21,069	23,684
Total expenses	3,363,035	3,592,962

NET INVESTMENT LOSS	(605,277)	(1,831,411)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	26,990,818	(59,748,255)
Foreign exchange translation	(151,645)	1,116,934
Net change in unrealized:
Futures and forward currency contracts	(12,561,508)	28,058,242
Foreign exchange translation	(133,288)	(491,750)
Net gains (losses) from U.S. Treasury notes
Realized	(2,728)	(24,364)
Net change in unrealized	375,903	(69,711)
Total net realized and unrealized gains (losses)	14,517,552	(31,158,904)

NET INCOME (LOSS)	13,912,275	(32,990,315)
LESS PROFIT SHARE TO GENERAL PARTNER	2,325,569	7,931
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$11,586,706	$(32,998,246)

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the three months ended March 31, 2019

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2019	$473,885,200	$—	$939,174	$474,824,374
Contributions	75,725,082	—	—	75,725,082
Withdrawals	(62,075,549)	—	—	(62,075,549)
Net income before profit share	13,880,401	—	31,874	13,912,275
General Partner’s allocation - profit share	(2,325,569)	—	—	(2,325,569)
PARTNERS’ CAPITAL- March 31, 2019	$499,089,565	$—	$971,048	$500,060,613

For the three months ended March 31, 2018

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2018	$507,755,056	$—	$872,493	$508,627,549
Contributions	93,703,649	—	—	93,703,649
Withdrawals	(8,531,071)	—	—	(8,531,071)
Net loss before profit share	(32,945,783)	—	(44,532)	(32,990,315)
General Partner’s allocation - profit share	(7,931)	—	—	(7,931)
PARTNERS’ CAPITAL- March 31, 2018	$559,973,920	$—	$827,961	$560,801,881

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31, 2019	March 31, 2018

Total return before General Partner profit share allocation (3)	2.87%	(5.58)%
Less: General Partner profit share allocation (3)	0.57	—

Total return after General Partner profit share allocation (3)	2.30%	(5.58)%

Ratios to average net asset value:
Expenses (1) (4)	2.56%	2.48%
General Partner profit share allocation (3)	0.57	—

Total expenses (1)	3.13%	2.48%

Net investment loss (1) (2) (4)	(0.28)%	(1.24)%

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

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended
	March 31,	March 31,
	2019	2018

Total return before General Partner profit share allocation (3)	2.82%	(5.61)%
Less: General Partner profit share allocation (3)	0.48	—

Total return after General Partner profit share allocation (3)	2.34%	(5.61)%

Ratios to average net asset value:
Expenses (1) (4)	2.80%	2.64%
General Partner profit share allocation (3)	0.48	—

Total expenses (1)	3.28%	2.64%

Net investment loss (1) (2) (4)	(0.52)%	(1.36)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the proportionate share of expenses of the Partnership and the Cayman Feeder for the period ending March 31, 2019 and March 31, 2018.

(2)	Excludes General Partner profit share allocation and includes interest income.

(3)	Not Annualized.

(4)	Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership, and Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2019 (unaudited) and December 31, 2018 and the results of its operations for the three months ended March 31, 2019 and 2018 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2018 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2018 information has been derived from the audited financial statements as of December 31, 2018.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2015 to 2018, the General Partner has determined that no reserves for uncertain tax positions were required.

The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At March 31, 2019 and December 31, 2018, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	March 31,	December 31,
	2019	2018
Partnership	32.91%	33.60%
Cayman Feeder	56.61%	55.54%

Total	89.52%	89.14%

The capital withdrawals payable at March 31, 2019 and December 31, 2018 were $2,337,736 and $33,278,277, respectively, as detailed below.

	March 31,	December 31,
	2019	2018
Direct investors (1)	$—	$5,018,975
Partnership	640,513	659,683
Cayman Feeder	1,697,223	27,599,619

Total	$2,337,736	$33,278,277

(1) Includes General Partner’s profit share of $4,993,975 at December 31, 2018.

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

During the three months ended March 31, 2019 and 2018, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of March 31, 2019 and December 31, 2018 in valuing the Master Fund’s investments at fair value. At March 31, 2019 and December 31, 2018, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2019

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$422,296,287	$—	$422,296,287

Short-Term Money Market Fund*	37,307,398	—	37,307,398
Exchange-traded futures contracts
Energies	367,291	—	367,291
Grains	533,143	—	533,143
Interest rates	1,122,570	—	1,122,570
Livestock	(125,430)	—	(125,430)
Metals	35,396	—	35,396
Softs	142,025	—	142,025
Stock indices	1,899,890	—	1,899,890

Total exchange-traded futures contracts	3,974,885	—	3,974,885

Over-the-counter forward currency contracts	—	(1,867,396)	(1,867,396)

Total futures and forward currency contracts (2)	3,974,885	(1,867,396)	2,107,489

Total financial assets and liabilities at fair value	$463,578,570	$(1,867,396)	$461,711,174

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$71,759,004
Investments in U.S. Treasury notes held in custody			350,537,283
Total investments in U.S. Treasury notes			$422,296,287

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,974,885
Net unrealized depreciation on open futures and forward currency contracts			(1,867,396)
Total net unrealized appreciation on open futures and forward currency contracts			$2,107,489

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2018

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$408,851,724	$—	$408,851,724

Short-Term Money Market Fund*	51,382,381	—	51,382,381
Exchange-traded futures contracts
Energies	10,890,611	—	10,890,611
Grains	864,739	—	864,739
Interest rates	2,402,342	—	2,402,342
Livestock	1,620	—	1,620
Metals	(279,515)	—	(279,515)
Softs	327,357	—	327,357
Stock indices	(856,099)	—	(856,099)

Total exchange-traded futures contracts	13,351,055	—	13,351,055

Over-the-counter forward currency contracts	—	1,317,942	1,317,942

Total futures and forward currency contracts (2)	13,351,055	1,317,942	14,668,997

Total financial assets and liabilities at fair value	$473,585,160	$1,317,942	$474,903,102

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$72,705,286
Investments in U.S. Treasury notes			336,146,438
Total investments in U.S. Treasury notes			$408,851,724

(2)
Net unrealized appreciation on open futures and forward currency contracts			$15,031,193
Net unrealized depreciation on open futures and forward currency contracts			(362,196)
Total net unrealized appreciation on open futures and forward currency contracts			$14,668,997

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at March 31, 2019 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2019 and December 31, 2018. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2019

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$416,838	$(118,402)	$113,131	$(44,276)	$367,291
Grains	7,920	(320,565)	901,238	(55,450)	533,143
Interest rates	2,955,011	(189,449)	333,988	(1,976,980)	1,122,570
Livestock	—	(125,430)	—	—	(125,430)
Metals	1,589,189	(303,774)	572,138	(1,822,157)	35,396
Softs	34,760	(815)	109,747	(1,667)	142,025
Stock indices	2,792,001	(621,362)	350,281	(621,030)	1,899,890
Total futures contracts	7,795,719	(1,679,797)	2,380,523	(4,521,560)	3,974,885

Forward currency contracts	2,529,599	(7,674,324)	6,396,552	(3,119,223)	(1,867,396)

Total futures and forward currency contracts	$10,325,318	$(9,354,121)	$8,777,075	$(7,640,783)	$2,107,489

Fair value of futures and forward currency contracts at December 31, 2018

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energiess	$—	$(81,910)	$11,259,709	$(287,188)	$10,890,611
Grains	2,660	(90,260)	963,418	(11,079)	864,739
Interest rates	7,566,927	(552,157)	198	(4,612,626)	2,402,342
Livestock	—	—	8,600	(6,980)	1,620
Metals	405,566	(2,704,690)	3,218,169	(1,198,560)	(279,515)
Softs	1,987	—	403,806	(78,436)	327,357
Stock indices	337,899	(652,615)	250,827	(792,210)	(856,099)
Total futures contracts	8,315,039	(4,081,632)	16,104,727	(6,987,079)	13,351,055

Forward currency contracts	6,399,109	(3,665,066)	6,859,413	(8,275,514)	1,317,942

Total futures and forward currency contracts	$14,714,148	$(7,746,698)	$22,964,140	$(15,262,593)	$14,668,997

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2019 and 2018 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2019 and 2018

	Three months	Three months
	ended:	ended:
	March 31,	March 31,
Sector	2019	2018
Futures contracts:
Energies	$(10,506,327)	$1,398,261
Grains	1,502,777	(1,246,757)
Interest rates	23,630,534	8,783,509
Livestock	(930)	97,500
Metals	(1,122,722)	(1,724,080)
Softs	186,065	66,699
Stock indices	5,790,280	(33,285,722)
Total futures contracts	19,479,677	(25,910,590)

Forward currency contracts	(5,050,367)	(5,779,423)

Total futures and forward currency contracts	$14,429,310	$(31,690,013)

For the three months ended March 31, 2019 and 2018, the monthly average number of futures contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2019	2018

Average bought	60,582	51,167
Average sold	61,880	47,432
Average notional	$7,200,000,000	$4,036,590,726

The customer agreements between the Master Fund, the futures clearing brokers including, Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC, and Merrill Lynch Pierce, Fenner & Smith Inc. as well as the FX prime brokers, Deutsche Bank AG and Bank of America, N.A., and the swap dealer, Morgan Stanley & Co., LLC (“MS”), give the Master Fund the legal right to net unrealized gains and losses on open futures and forward currency contracts. The Master Fund ceased utilizing MS as a swap dealer during October 2018.The Master Fund netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2019 and December 31, 2018.

Offsetting of derivative assets and liabilities at March 31, 2019

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition

Futures contracts
Counterparty C	$3,319,723	$(2,038,003)	$1,281,720
Counterparty I	6,404,492	(3,807,215)	2,597,277
Counterparty J	452,027	(356,139)	95,888
Total futures contracts	10,176,242	(6,201,357)	3,974,885

Total assets	$10,176,242	$(6,201,357)	$3,974,885

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition

Forward currency contracts
Counterparty G	$3,501,684	$(3,059,441)	$442,243
Counterparty K	7,291,863	(5,866,710)	1,425,153
Total forward currency contracts	10,793,547	(8,926,151)	1,867,396

Total liabilities	$10,793,547	$(8,926,151)	$1,867,396

	Amounts Not Offset in the Statement of Financial Condition

Counterparty	Net amounts of Assets presented in the Statement of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$1,281,720	$—	$(1,281,720)	$—
Counterparty I	2,597,277	—	(2,597,277)	—
Counterparty J	95,888	—	(95,888)	—

Total	$3,974,885	$—	$(3,974,885)	$—

	Amounts Not Offset in the Statement of Financial Condition

Counterparty	Net amounts of Liabilities presented in the Statement of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty G	$442,243	$—	$442,243	$—
Counterparty K	1,425,153	—	1,425,153	—

Total	$1,867,396	$—	$1,867,396	$—

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2019.
(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of March 31, 2019.

Offsetting of derivative assets and liabilities at December 31, 2018

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition

Futures contracts
Counterparty C	$3,628,567	$(2,236,487)	$1,392,080
Counterparty I	16,443,433	(7,459,780)	8,983,653
Counterparty J	4,347,766	(1,372,444)	2,975,322
Total futures contracts	24,419,766	(11,068,711)	13,351,055

Forward currency contracts
Counterparty G	5,528,657	(3,848,519)	1,680,138

Total assets	$29,948,423	$(14,917,230)	$15,031,193

liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition

Forward currency contracts
Counterparty K	$8,092,061	$(7,729,865)	$362,196

Total liabilities	$8,092,061	$(7,729,865)	$362,196

	Amounts Not Offset in the Statement of Financial Condition

Counterparty	Net amounts of Assets presented in the Statement of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$1,392,080	$—	$(1,392,080)	$—
Counterparty I	8,983,653	—	(8,983,653)	—
Counterparty J	2,975,322	—	(2,975,322)	—
Counterparty G	1,680,138	—	—	1,680,138

Total	$15,031,193	$—	$(13,351,055)	$1,680,138

	Amounts Not Offset in the Statement of Financial Condition

Counterparty	Net amounts of Liabilities presented in the Statement of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty K	$362,196	$—	$362,196	$—

Total	$362,196	$—	$362,196	$—

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2018.
(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2018.

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

The Master Fund’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”), Bank of America, N.A. (“BA”) and prior to October 2018, MS. The Master Fund’s concentration of credit risk associated with DB, BA, or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, BA and MS. The amount of such credit risk was $42,404,182 and $35,418,108 at March 31, 2019 and December 31, 2018, respectively.

5.	PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2019 and 2018. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	March 31, 2019	March 31, 2018
Profit share earned	$—	$—
Profit share accrued	2,325,569	7,931
Total profit share	$2,325,569	$7,931

6.	FINANCIAL HIGHLIGHTS

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

During the period from April 1, 2019 to May 14, 2019, contributions of $80,376,300 were made to the Master Fund. The General Partner has performed its evaluation of subsequent events through May 14, 2019, the date the form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through March 31, 2019, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2019

Month Ending:	Total Partners’ Capital of the Partnership
March 31, 2019	$164,573,043
December 31, 2018	159,519,606

Three Months
Change in Partners’ Capital	$5,053,437
Percent Change	3.17%

THREE MONTHS ENDED MARCH 31, 2019

The increase in the Partnership’s net assets of $5,053,437 was attributable to net income after profit share through its investment in the Master Fund of $3,075,278 and contributions of $4,341,500 which were partially offset by withdrawals of $2,363,341.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2019 decreased $46,818 relative to the corresponding period in 2018. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2019, relative to the corresponding period in 2018.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2019 increased $32,390 relative to the corresponding period in 2018. The increase was due to an increase in trading activity during the three months ended March 31, 2019, relative to the corresponding period in 2018.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended March 31, 2019 decreased $34,862 relative to the corresponding period in 2018. The decrease was due to a decrease in the average net asset value of commission paying investors of the Partnership during the three months ended March 31, 2019, relative to the corresponding period in 2018.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2019 decreased $7,933 relative to the corresponding period in 2018. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2019, relative to the corresponding period in 2018.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2019 increased $377,415 relative to the corresponding period in 2018. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2019 relative to the corresponding period in 2018.

For the three months ended March 31, 2019, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized gains of $4,767,838 from trading operations (including foreign exchange transactions and translations). Management fees of $798,354, brokerage commissions of $176,250, selling commissions and platform fees of $731,049, administrative and operating expenses of $147,232, custody fees and other expenses of $7,138, and profit share of $751,170 were paid or accrued. Interest income of $918,633 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $3,075,278.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(1.08)%
Energies	(2.21)%
Grains	0.31%
Interest rates	4.95%
Livestock	(0.02)%
Metals	(0.26)%
Softs	0.02%
Stock indices	1.17%
Trading gain	2.88%

MANAGEMENT DISCUSSION – 2019

Three months ended March 31, 2019

After a quarter of significant economic and political uncertainty that tended to mute position sizes, the Partnership was profitable in the first quarter of 2019 as gains from trading interest rate and, to a lesser extent, equity futures outpaced losses from trading energy futures and currency forwards. Trading of non-energy commodities was nearly flat.

An unexpectedly dovish pivot by global central banks—especially the Federal Reserve (the “Fed”) and European Central Bank, indications of slowing growth globally, slackening inflation pressures in Europe, China and the U.S. and persistent uncertainties around Brexit and U.S.-China trade negotiations supported demand for government fixed income investments. Against this backdrop, long positions in German, French, Italian, British, and Australian interest rate futures were profitable. A long position in U.S. bond futures added to the sector gains. On the other hand, short positions in U.S. 2-, 5-, and 10-year note futures, short-term Eurodollar futures, and Canadian futures resulted in partially offsetting losses.

Equity markets were buffeted by opposing forces during the quarter. On the one hand, there were positive influences from a more accommodative global monetary policy environment and from supportive fiscal policy initiatives in China. On the other hand, there were negative influences from global growth worries, trade tensions and Brexit uncertainty. Despite these opposing conditions, global equity markets rebounded from the sharp selloff that occurred during the fourth quarter of 2018. While there were broad losses from short equity futures positions in January, the Partnership’s trading strategy did subsequently swing to widespread long stock index futures positions as the quarter progressed, and the sector registered a fractional profit overall for the quarter. Long positions in U.S., Chinese, Hong Kong, emerging market, and EAFE index futures were profitable. A short VIX trade also posted a gain. On the other hand, short positions in German, French, Spanish, British, Japanese, Australian, Singaporean, South African and the EURO STOXX index futures registered partially offsetting losses.

Energy prices, which had plunged during the fourth quarter of 2018, continued a rebound that began after Christmas and short energy futures positions were unprofitable, particularly in January. Energy prices were supported by the production cuts that were previously announced by the Organization of the Petroleum Exporting Countries (“OPEC”) and were running above target in early 2019 and by tightening sanctions on Venezuelan and Iranian exports. While long energy futures positions did produce profits later in the quarter, the sector was still unprofitable overall. Trading of Brent crude, WTI crude, heating oil and London gas oil were each unprofitable, while trading of RBOB gasoline and natural gas were nearly flat.

The U.S dollar traded in a volatile manner within a narrow 2% range during the quarter. Trading results were mixed and unprofitable. Short positions in the euro, Swiss franc, British pound, Aussie dollar and Canadian dollar versus the U.S. dollar were unprofitable. Long Korean won, Brazilian real, Colombian peso, Turkish lira and Russian ruble trades against the dollar and trading of the yen and Chilean peso were also unprofitable. Meanwhile, long Indian rupee and Mexican peso positions, and a short Swedish krona trade against the U.S. unit produced partially offsetting gains, as did trading of the euro against other European currencies.

Ample supplies weighed on grain prices and the profits from short corn and wheat trades outweighed the slight losses from trading soybeans and soy meal. The profit from a short coffee position marginally outdistanced the loss from a short sugar trade.

Small losses from short gold, copper and nickel positions were fractionally greater than the gain from a short silver trade.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at March 31, 2019 and December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On January 1, 2019, February 1, 2019, and March 1, 2019, the Partnership sold Units to new and existing limited partners of $2,480,000, $678,000 and $1,183,500 respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A and Series C limited partners during the three months ended March 31, 2019. There were no Series B or Series D redemptions.

	Series A		Series C
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit
January 31, 2019	(871.9759)	$1,171.46	(37.8660)	$1,376.45
February 28, 2019	(548.5271)	1,183.57	—	—
March 31, 2019	(437.1843)	1,213.25	(77.0583)	1,428.79

Total	(1,857.6873)		(114.9243)

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

By:	Millburn Ridgefield Corporation,
General Partner

Date:	May 14, 2019

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)