Form 10-Q
period 2019-06-30
Millburn Multi-Markets Fund L.P.
filed 2019-08-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.

Financial statements

For the three and six months ended June 30, 2019 and 2018 (unaudited)

Statements of Financial Condition (a)	2
Statements of Operations (c)	3-4
Statements of Changes in Partners’ Capital (b)	5
Statements of Financial Highlights (c)	6-9
Notes to Financial Statements	10

(a) At June 30, 2019 (unaudited) and December 31, 2018

(b) For the six months ended June 30, 2019 and 2018 (unaudited)

(c) For the three and six months ended June 30, 2019 and 2018 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$165,257,957	$159,519,606
Due from the Master Fund	1,125,431	659,683
Cash and cash equivalents	502,892	2,480,000

Total assets	$166,886,280	$162,659,289

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$502,500	$2,480,000
Capital withdrawal payable to Limited Partners	1,125,431	659,683
Due to the Master Fund	392	-

Total liabilities	1,628,323	3,139,683

PARTNERS’ CAPITAL:
General Partner	2,906,208	2,788,913

Limited partners:
Series A (119,848.6685 and 121,399.2481 units outstanding)	145,224,240	144,621,713
Series B (6,931.1068 and 6,794.4628 units outstanding)	9,732,864	9,305,965
Series C (2,181.5489 and 1,437.1195 units outstanding)	3,125,559	2,008,278
Series D (3,123.2861 and 593.8529 units outstanding)	4,269,086	794,737

Total limited partners	162,351,749	156,730,693

Total partners’ capital	165,257,957	159,519,606

TOTAL	$166,886,280	$162,659,289

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,211.73	$1,191.29
Series B	$1,404.23	$1,369.64
Series C	$1,432.72	$1,397.43
Series D	$1,366.86	$1,338.27

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2019	June 30, 2018

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$972,059	$632,892

EXPENSES:
Management fees	817,828	818,023
Brokerage commissions (allocated from the Master Fund)	214,084	134,915
Selling commissions and platform fees	739,067	743,759
Administrative and operating expenses	148,324	158,920
Custody fees and other expenses (allocated from the Master Fund)	6,916	7,347

Total expenses	1,926,219	1,862,964

NET INVESTMENT LOSS	(954,160)	(1,230,072)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	1,461,937	4,543,564
Foreign exchange translation	(40,678)	(28,805)
Net change in unrealized:
Futures and forward currency contracts	(904,767)	(44,769)
Foreign exchange translation	91,162	(148,353)
Net gains (losses) from U.S. Treasury notes:
Realized	-	(5,206)
Net change in unrealized	214,716	93,469

Net realized and unrealized gains allocated from the Master Fund	822,370	4,409,900

NET INCOME (LOSS)	(131,790)	3,179,828

LESS PROFIT SHARE ALLOCATION TO (FROM) THE MASTER FUND	(31,131)	2,198

NET INCOME (LOSS) AFTER PROFIT SHARE	$(100,659)	$3,177,630

(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2019	June 30, 2018

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$1,890,692	$1,174,110

EXPENSES:
Management fees	1,616,182	1,663,195
Brokerage commissions (allocated from the Master Fund)	390,334	278,775
Selling commissions and platform fees	1,470,116	1,509,670
Administrative and operating expenses	295,556	314,085
Custody fees and other expenses (allocated from the Master Fund)	14,054	14,579

Total expenses	3,786,242	3,780,304

NET INVESTMENT LOSS	(1,895,550)	(2,606,194)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	10,440,982	(13,783,447)
Foreign exchange translation	(90,619)	310,558
Net change in unrealized:
Futures and forward currency contracts	(5,146,654)	8,426,871
Foreign exchange translation	47,171	(292,932)
Net gains (losses) from U.S. Treasury notes:
Realized	(926)	(12,646)
Net change in unrealized	340,254	71,999

Net realized and unrealized gains (losses) allocated from the Master Fund	5,590,208	(5,279,597)

NET INCOME (LOSS)	3,694,658	(7,885,791)

LESS PROFIT SHARE ALLOCATION TO THE MASTER FUND	720,039	3,054

NET INCOME (LOSS) AFTER PROFIT SHARE	$2,974,619	$(7,888,845)

See notes to financial statements (Unaudited)

(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the six months ended June 30, 2019 and 2018

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2018	$2,788,913	$144,621,713	121,399.2481	$9,305,965	6,794.4628	$2,008,278	1,437.1195	$794,737	593.8529	$159,519,606

Capital contributions	-	3,085,000	2,581.4299	685,000	497.9878	1,211,000	859.3544	3,405,150	2,529.4332	8,386,150
Capital withdrawals	-	(4,958,397)	(4,132.0095)	(501,799)	(361.3438)	(162,222)	(114.9250)	-	-	(5,622,418)
Net income before profit share	117,295	3,100,414	-	304,520	-	85,930	-	86,499	-	3,694,658
Profit share	-	(624,490)	-	(60,822)	-	(17,427)	-	(17,300)	-	(720,039)
PARTNERS’ CAPITAL — June 30 2019	$2,906,208	$145,224,240	119,848.6685	$9,732,864	6,931.1068	$3,125,559	2,181.5489	$4,269,086	3,123.2861	$165,257,957

Net Asset Value per Unit at June 30, 2019			$1,211.73		$1,404.23		$1,432.72		$1,366.86

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2017	$2,597,268	$163,192,225	140,430.1803	$9,255,157	7,036.0325	$5,310,547	3,956.9329	$49,228	37.5601	$180,404,425

Capital contributions	-	4,251,000	3,819.6181	778,000	596.1155	999,000	771.0340	473,820	390.2856	6,501,820
Capital withdrawals	-	(15,957,417)	(14,566.9870)	(883,338)	(710.6480)	(2,621,822)	(2,047.5480)	-	-	(19,462,577)
Transfers between Series	-	(119,505)	(106.8317)	-	-	119,505	92.3507	-	-	-
Net income (loss) before profit share	(61,789)	(7,278,985)	-	(350,422)	-	(210,639)	-	16,044	-	(7,885,791)
Profit share	-	-	-	-	-	-	-	(3,054)	-	(3,054)
PARTNERS’ CAPITAL — June 30, 2018	$2,535,479	$144,087,318	129,575.9797	$8,799,397	6,921.5000	$3,596,591	2,772.7696	$536,038	427.8457	$159,554,823

Net Asset Value per Unit at June 30, 2018			$1,111.99		$1,271.31		$1,297.11		$1,252.88

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2019

The following information presents per unit operating performance data for each series for the three months ended June 30, 2019.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,213.25	$1,400.37	$1,428.79	$1,365.35

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(7.73)	(1.94)	(2.03)	(4.56)
Total trading and investing gains (1)	5.86	6.55	8.27	4.87

Net income (loss) before profit share allocation from Master Fund	(1.87)	4.61	6.24	0.31

Less: profit share allocation from Master Fund (1) (6)	(0.35)	0.75	2.31	(1.20)

Net income (loss) from operations after profit share allocation from Master Fund	(1.52)	3.86	3.93	1.51

NET ASSET VALUE PER UNIT — End of period	$1,211.73	$1,404.23	$1,432.72	$1,366.86

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(0.16)%	0.34%	0.48%	0.23%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	(0.03)	0.06	0.20	0.12

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(0.13)%	0.28%	0.28%	0.11%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.91%	2.91%	2.91%	3.67%
Profit share allocation from Master Fund (2) (6)	(0.03)	0.06	0.20	0.12

Total expenses	4.88%	2.97%	3.11%	3.79%

Net investment loss (3) (4) (5)	(2.56)%	(0.56)%	(0.57)%	(1.33)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)

(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2019

The following information presents per unit operating performance data for each series for the six months ended June 30, 2019.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,191.29	$1,369.64	$1,397.43	$1,338.27

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(15.32)	(3.84)	(3.96)	(8.88)
Total trading and investing gains (1)	40.89	47.10	49.91	46.64

Net income before profit share allocation from Master Fund	25.57	43.26	45.95	37.76

Less: profit share allocation from Master Fund (1) (6)	5.13	8.67	10.66	9.17

Net income from operations after profit share allocation from Master Fund	20.44	34.59	35.29	28.59

NET ASSET VALUE PER UNIT — End of period	$1,211.73	$1,404.23	$1,432.72	$1,366.86

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	2.15%	3.16%	3.28%	2.82%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.43	0.63	0.75	0.68

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	1.72%	2.53%	2.53%	2.14%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.87%	2.87%	2.87%	3.64%
Profit share allocation from Master Fund (2) (6)	0.43	0.63	0.75	0.68

Total expenses	5.30%	3.50%	3.62%	4.32%

Net investment loss (3) (4) (5)	(2.55)%	(0.55)%	(0.56)%	(1.31)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

See notes to financial statements (Unaudited)

(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at June 30, 2019 (unaudited) and December 31, 2018 and the results of its operations for the three and six months ended June 30, 2019 and 2018 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2019 and December 31, 2018 was 27.98% and 33.60%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At June 30, 2019 and December 31, 2018, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C and Series D Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Series A	121,178.879	135,019.682	121,811.636	137,945.343
Series B	7,082.976	7,197.217	7,013.214	7,357.126
Series C	1,813.897	3,894.068	1,634.484	4,161.738
Series D	2,484.977	381.042	1,887.069	244.900

5. SUBSEQUENT EVENTS

During the period from July 1, 2019 to August 13, 2019, contributions of $10,233,500 were made to the Partnership. The General Partner has performed its evaluation of subsequent events through August 13, 2019, the date the form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

Millburn Multi-Markets Trading L.P.

Financial statements

For the three and six months ended June 30, 2019 and 2018 (unaudited)

Statements of Financial Condition (a)	12
Condensed Schedules of Investments (a)	13-16
Statements of Operations (c)	17-18
Statements of Changes in Partners’ Capital (b)	19
Statements of Financial Highlights (c)	20-21
Notes to Financial Statements	22

(a) At June 30, 2019 (unaudited) and December 31, 2018

(b) For the six months ended June 30, 2019 and 2018 (unaudited)

(c) For the three and six months ended June 30, 2019 and 2018 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	June 30, 2019	December 31, 2018
	(unadited)
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $82,771,873 and $72,751,039)	$82,960,127	$72,705,286
Net unrealized appreciation on open futures and forward currency contracts	3,988,568	15,031,193
Due from brokers, net	23,535,961	18,741,601
Cash denominated in foreign currencies (cost $20,844,482 and $14,722,589)	21,037,163	14,704,063

Total equity in trading accounts	131,521,819	121,182,143

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $411,922,232 and $336,217,865)	412,751,868	336,146,438

CASH AND CASH EQUIVALENTS	55,976,070	51,632,381

ACCRUED INTEREST RECEIVABLE	1,494,394	823,388

DUE FROM MILLBURN MULTI-MARKETS LTD.	6,133	196

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	392	-

TOTAL	$601,750,676	$509,784,546

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$4,744,648	$362,196
Cash denominated in foreign currencies (cost $0 and $168,198)	-	178,969
Capital withdrawal payable to Limited Partners	1,625,431	28,284,302
Capital withdrawal payable to General Partner	-	4,993,975
Management fee payable	730,075	630,458
Selling commissions payable	248,350	244,651
Accrued expenses	560,663	228,272
Due to brokers, net	554,669	-
Commissions and other trading fees on open futures contracts	48,693	37,349
Accrued profit share	2,655,437	-

Total liabilities	11,167,966	34,960,172

PARTNERS’ CAPITAL	590,582,710	474,824,374

TOTAL	$601,750,676	$509,784,546

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2019

	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS

FUTURES CONTRACTS
Long futures contracts:
Energies	0.20%	$1,189,747
Grains	(0.01)	(82,740)
Interest rates	0.23	1,337,442
Metals	0.04	249,032
Stock indices	0.20	1,201,510

Total long futures contracts	0.66	3,894,991

Short futures contracts:
Energies	0.11	652,594
Grains	0.10	609,605
Interest rates	(0.45)	(2,738,144)
Livestock	0.01	77,470
Metals	0.03	199,891
Softs	(0.05)	(316,334)
Stock indices	(0.11)	(625,654)

Total short futures contracts	(0.36)	(2,140,572)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.30	1,754,419

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.33	13,786,637
Total short forward currency contracts	(2.76)	(16,297,136)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.43)	(2,510,499)

TOTAL	(0.13)%	$(756,080)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2019

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$123,740,000	U.S. Treasury notes, 0.750%, 08/15/2019	20.93%	$123,534,572
124,340,000	U.S. Treasury notes, 1.000%, 11/15/2019	20.97	123,839,726
125,040,000	U.S. Treasury notes, 1.375%, 02/15/2020	21.08	124,522,256
124,340,000	U.S. Treasury notes, 1.500%, 05/15/2020	20.96	123,815,441
	Total investments in U.S. Treasury notes (amortized cost $494,694,105)	83.94%	$495,711,995

See notes to financial statements (Unaudited)

(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2018

	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS

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

See notes to financial statements (Unaudited)

(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30,	June 30,
	2019	2018
INVESTMENT INCOME — Interest income	$3,391,184	$2,161,375

EXPENSES:
Brokerage fees	745,098	460,856
Management fees	2,123,907	2,076,674
Selling commissions and platform fees	741,840	748,635
Administrative and operating expenses	304,414	297,787
Custody fees and other expenses	24,186	25,097
Total expenses	3,939,445	3,609,049

NET INVESTMENT LOSS	(548,261)	(1,447,674)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	4,651,094	15,020,832
Foreign exchange translation	(170,451)	(40,406)
Net change in unrealized:
Futures and forward currency contracts	(2,863,569)	422,200
Foreign exchange translation	355,266	(561,676)
Net gains (losses) from U.S. Treasury notes
Realized	-	(17,785)
Net change in unrealized	759,167	319,444
Total net realized and unrealized gains	2,731,507	15,142,609

NET INCOME	2,183,246	13,694,935
LESS PROFIT SHARE TO GENERAL PARTNER	360,041	58,914
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$1,823,205	$13,636,021

(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2019	2018
INVESTMENT INCOME — Interest income	$6,148,942	$3,922,926

EXPENSES:
Brokerage fees	1,270,120	928,530
Management fees	3,933,616	4,131,755
Selling commissions and platform fees	1,475,611	1,519,366
Administrative and operating expenses	577,878	573,579
Custody fees and other expenses	45,255	48,781
Total expenses	7,302,480	7,202,011

NET INVESTMENT LOSS	(1,153,538)	(3,279,085)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	31,641,912	(44,727,423)
Foreign exchange translation	(322,096)	1,076,528
Net change in unrealized:
Futures and forward currency contracts	(15,425,077)	28,480,442
Foreign exchange translation	221,978	(1,053,426)
Net gains (losses) from U.S. Treasury notes
Realized	(2,728)	(42,149)
Net change in unrealized	1,135,070	249,733
Total net realized and unrealized gains (losses)	17,249,059	(16,016,295)

NET INCOME (LOSS)	16,095,521	(19,295,380)
LESS PROFIT SHARE TO GENERAL PARTNER	2,685,610	66,845
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$13,409,911	$(19,362,225)

See notes to financial statements (Unaudited)

(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the six months ended June 30, 2019

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2019	$473,885,200	$-	$939,174	$474,824,374
Contributions	169,259,732	30,173	-	169,289,905
Withdrawals	(66,941,480)	-	-	(66,941,480)
Net income before profit share	16,054,849	11	40,661	16,095,521
General Partner’s allocation - profit share	(2,685,610)	-	-	(2,685,610)
PARTNERS’ CAPITAL - June 30, 2019	$589,572,691	$30,184	$979,835	$590,582,710

For the six months ended June 30, 2018

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2018	$507,755,056	$-	$872,493	$508,627,549
Contributions	102,706,646	-	-	102,706,646
Withdrawals	(49,082,685)	-	-	(49,082,685)
Net (loss) before profit share	(19,275,776)	-	(19,604)	(19,295,380)
General Partner’s allocation - profit share	(66,845)	-	-	(66,845)
PARTNERS’ CAPITAL - June 30, 2018	$542,036,396	$-	$852,889	$542,889,285

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Total return before General Partner profit share allocation (3)	0.40%	2.50%	3.28%	(3.22)%
Less: General Partner profit share allocation (3)	0.08	-	0.65	-

Total return after General Partner profit share allocation (3)	0.32%	2.50%	2.63%	(3.22)%

Ratios to average net asset value:
Expenses (1) (4)	2.64%	2.44%	2.66%	2.48%
General Partner profit share allocation (3)	0.08	-	0.65	-

Total expenses (1)	2.72%	2.44%	3.31%	2.48%

Net investment loss (1) (2) (4)	(0.28)%	(0.92)%	(0.34)%	(1.08)%

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

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Total return before General Partner profit share allocation (3)	0.38%	2.48%	3.18%	(3.27)%
Less: General Partner profit share allocation (3)	0.06	0.01	0.51	0.01

Total return after General Partner profit share allocation (3)	0.32%	2.47%	2.67%	(3.28)%

Ratios to average net asset value:
Expenses (1) (4)	2.72%	2.56%	2.80%	2.60%
General Partner profit share allocation (3)	0.06	0.01	0.51	0.01

Total expenses (1)	2.78%	2.57%	3.31%	2.61%

Net investment loss (1) (2) (4)	(0.36)%	(1.04)%	(0.46)%	(1.20)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the proportionate share of expenses of the Partnership and the Cayman Feeder for the period ended June 30, 2019 and June 30, 2018.

(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership and Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”).

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2019 (unaudited) and December 31, 2018 and the results of its operations for the three and six months ended June 30, 2019 and 2018 (unaudited).

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At June 30, 2019 and December 31, 2018, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	June 30,	December 31,
	2019	2018
Partnership	27.98%	33.60%
Cayman Feeder	62.51%	55.54%

Total	90.49%	89.14%

The capital withdrawals payable at June 30, 2019 and December 31, 2018 were $1,625,431 and $33,278,277, respectively, as detailed below.

	June 30,	December 31,
	2019	2018
Direct investors (1)	$-	$5,018,975
Partnership	1,125,431	659,683
Cayman Feeder	500,000	27,599,619
Total	$1,625,431	$33,278,277

(1)	Includes General Partner’s profit share of $4,993,975 at December 31, 2018.

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

During the three and six months ended June 30, 2019 and 2018, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of June 30, 2019 and December 31, 2018 in valuing the Master Fund’s investments at fair value. At June 30, 2019 and December 31, 2018, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2019

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$495,711,995	$-	$495,711,995

Short-Term Money Market Fund*	55,726,070	-	55,726,070
Exchange-traded futures contracts
Energies	1,842,341	-	1,842,341
Grains	526,865	-	526,865
Interest rates	(1,400,702)	-	(1,400,702)
Livestock	77,470	-	77,470
Metals	448,923	-	448,923
Softs	(316,334)	-	(316,334)
Stock indices	575,856	-	575,856

Total exchange-traded futures contracts	1,754,419	-	1,754,419

Over-the-counter forward currency contracts	-	(2,510,499)	(2,510,499)

Total futures and forward currency contracts (2)	1,754,419	(2,510,499)	(756,080)

Total financial assets and liabilities at fair value	$553,192,484	$(2,510,499)	$550,681,985

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$82,960,127
Investments in U.S. Treasury notes held in custody			412,751,868
Total investments in U.S. Treasury notes			$495,711,995

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,988,568
Net unrealized depreciation on open futures and forward currency contracts			(4,744,648)
Total net unrealized depreciation on open futures and forward currency contracts			$(756,080)

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2018

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$408,851,724	$-	$408,851,724

Short-Term Money Market Fund*	51,382,381	-	51,382,381
Exchange-traded futures contracts
Energies	10,890,611	-	10,890,611
Grains	864,739	-	864,739
Interest rates	2,402,342	-	2,402,342
Livestock	1,620	-	1,620
Metals	(279,515)	-	(279,515)
Softs	327,357	-	327,357
Stock indices	(856,099)	-	(856,099)

Total exchange-traded futures contracts	13,351,055	-	13,351,055

Over-the-counter forward currency contracts	-	1,317,942	1,317,942

Total futures and forward currency contracts (2)	13,351,055	1,317,942	14,668,997

Total financial assets and liabilities at fair value	$473,585,160	$1,317,942	$474,903,102

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$72,705,286
Investments in U.S. Treasury notes			336,146,438
Total investments in U.S. Treasury notes			$408,851,724

(2)
Net unrealized appreciation on open futures and forward currency contracts			$15,031,193
Net unrealized depreciation on open futures and forward currency contracts			(362,196)
Total net unrealized appreciation on open futures and forward currency contracts			$14,668,997

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2019 by market sector:

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

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in an asset position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair values of futures and forward currency contracts in a liability position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Master Fund’s policy regarding fair value measurement is discussed in the Fair Value note, contained herein.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2019 and December 31, 2018. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2019

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$1,366,017	$(176,270)	$1,161,447	$(508,853)	$1,842,341
Grains	-	(82,740)	638,169	(28,564)	526,865
Interest rates	1,848,276	(510,834)	155,191	(2,893,335)	(1,400,702)
Livestock	-	-	78,740	(1,270)	77,470
Metals	802,760	(553,728)	1,171,730	(971,839)	448,923
Softs	-	-	76,593	(392,927)	(316,334)
Stock indices	1,748,823	(547,313)	712,208	(1,337,862)	575,856
Total futures contracts	5,765,876	(1,870,885)	3,994,078	(6,134,650)	1,754,419

Forward currency contracts	16,117,496	(2,330,859)	2,204,150	(18,501,286)	(2,510,499)

Total futures and forward currency contracts	$21,883,372	$(4,201,744)	$6,198,228	$(24,635,936)	$(756,080)

Fair value of futures and forward currency contracts at December 31, 2018

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$-	$(81,910)	$11,259,709	$(287,188)	$10,890,611
Grains	2,660	(90,260)	963,418	(11,079)	864,739
Interest rates	7,566,927	(552,157)	198	(4,612,626)	2,402,342
Livestock	-	-	8,600	(6,980)	1,620
Metals	405,566	(2,704,690)	3,218,169	(1,198,560)	(279,515)
Softs	1,987	-	403,806	(78,436)	327,357
Stock indices	337,899	(652,615)	250,827	(792,210)	(856,099)
Total futures contracts	8,315,039	(4,081,632)	16,104,727	(6,987,079)	13,351,055

Forward currency contracts	6,399,109	(3,665,066)	6,859,413	(8,275,514)	1,317,942

Total futures and forward currency contracts	$14,714,148	$(7,746,698)	$22,964,140	$(15,262,593)	$14,668,997

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2019 and 2018 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2019 and 2018

	Three months	Three months	Six months	Six months
	ended:	ended:	ended:	ended:
	June 30,	June 30,	June 30,	June 30,
Sector	2019	2018	2019	2018
Futures contracts:
Energies	$(4,742,987)	$19,654,543	$(15,249,314)	$21,052,804
Grains	3,869,741	4,480,361	5,372,518	3,233,604
Interest rates	4,050,500	854,198	27,681,034	9,637,707
Livestock	939,390	(276,520)	938,460	(179,020)
Metals	215,551	(3,891,816)	(907,171)	(5,615,896)
Softs	(678,899)	834,880	(492,834)	901,579
Stock indices	(247,192)	(9,945,817)	5,543,088	(43,231,539)
Total futures contracts	3,406,104	11,709,829	22,885,781	(14,200,761)

Forward currency contracts	(1,618,579)	3,733,203	(6,668,946)	(2,046,220)

Total futures and forward currency contracts	$1,787,525	$15,443,032	$16,216,835	$(16,246,981)

For the three months ended June 30, 2019 and 2018, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2019	2018

Average bought	84,902	50,913
Average sold	88,601	53,026
Average notional	$12,228,000,000	$4,397,000,000

The customer agreements between the Master Fund, the futures clearing brokers including, Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC, and BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.) as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”), and the swap dealer, Morgan Stanley & Co., LLC (“MS”), give the Master Fund the legal right to net unrealized gains and losses on open futures and forward currency contracts. The Master Fund ceased utilizing MS as a swap dealer during October 2018.The Master Fund netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under FASB Accounting Standards Codification Topic 210, “Balance Sheet,” were met.

The following tables represent gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2019 and December 31, 2018.

Offsetting of derivative assets and liabilities at June 30, 2019

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition

Futures contracts
Counterparty I	$6,715,035	$(4,494,783)	$2,220,252
Counterparty J	936,600	(667,327)	269,273
Total futures contracts	7,651,635	(5,162,110)	2,489,525

Forward currency contracts
Counterparty G	9,663,960	(8,164,917)	1,499,043

Total assets	$17,315,595	$(13,327,027)	$3,988,568

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition

Futures contracts
Counterparty C	$2,843,425	$(2,108,319)	$735,106

Forward currency contracts
Counterparty K	12,667,228	(8,657,686)	4,009,542

Total liabilities	$15,510,653	$(10,766,005)	$4,744,648

	Net amounts of Assets presented in the Statement of	Amounts Not Offset in the Statement of Financial Condition
Counterparty	Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty I	$2,220,252	$-	$(2,220,252)	$-
Counterparty J	269,273	-	(269,273)	-
Counterparty G	1,499,043	-	-	1,499,043

Total	$3,988,568	$-	$(2,489,525)	$1,499,043

	Net amounts of Liabilities presented in the Statement of	Amounts Not Offset in the Statement of Financial Condition
Counterparty	Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$735,106	$-	$(735,106)	$-
Counterparty K	4,009,542	-	(4,009,542)	-

Total	$4,744,648	$-	$(4,744,648)	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2019.

Offsetting of derivative assets and liabilities at December 31, 2018

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition

Futures contracts
Counterparty C	$3,628,567	$(2,236,487)	$1,392,080
Counterparty I	16,443,433	(7,459,780)	8,983,653
Counterparty J	4,347,766	(1,372,444)	2,975,322
Total futures contracts	24,419,766	(11,068,711)	13,351,055

Forward currency contracts
Counterparty G	5,528,657	(3,848,519)	1,680,138

Total assets	$29,948,423	$(14,917,230)	$15,031,193

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition

Forward currency contracts
Counterparty K	$8,092,061	$(7,729,865)	$362,196

Total liabilities	$8,092,061	$(7,729,865)	$362,196

	Net amounts of Assets presented in the Statement of	Amounts Not Offset in the Statement of Financial Condition
Counterparty	Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,392,080	$-	$(1,392,080)	$-
Counterparty I	8,983,653	-	(8,983,653)	-
Counterparty J	2,975,322	-	(2,975,322)	-
Counterparty G	1,680,138	-	-	1,680,138

Total	$15,031,193	$-	$(13,351,055)	$1,680,138

	Net amounts of Liabilities presented in the Statement of	Amounts Not Offset in the Statement of Financial Condition
Counterparty	Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty K	$362,196	$-	$362,196	$-

Total	$362,196	$-	$362,196	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2018.
(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2018.

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

The Master Fund’s forward currency trading activities are cleared by DB, BA and prior to October 2018, MS. The Master Fund’s concentration of credit risk associated with DB, BA, or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, BA and MS. The amount of such credit risk was $59,286,896 and $35,418,108 at June 30, 2019 and December 31, 2018, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2019 and 2018. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	June 30, 2019	June 30, 2018
Profit share earned	$30,173	$-
Reversal of profit share (1)	(2,325,569)	(7,931)
Profit share accrued	2,655,437	66,845
Total profit share	$360,041	$58,914

	Six months ended:	Six months ended:
	June 30, 2019	June 30, 2018
Profit share earned	$30,173	$-
Profit share accrued	2,655,437	66,845
Total profit share	$2,685,610	$66,845

(1) Reversal of profit sharing occurs on April 1st

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

7. SUBSEQUENT EVENTS

During the period from July 1, 2019 to August 13, 2019, contributions of $12,733,500 were made to the Master Fund. The General Partner has performed its evaluation of subsequent events through August 13, 2019, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through June 30, 2019, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2019

Total
Partners’
Capital of the
Month Ended:	Partnership
June 30, 2019	$165,257,957
March 31, 2019	164,573,043
December 31, 2018	159,519,606

	Three Months	Six Months
Change in Partners’ Capital	$684,914	$5,738,351
Percent Change	0.42%	3.60%

THREE MONTHS ENDED JUNE 30, 2019

The increase in the Partnership’s net assets of $684,914 was attributable to contributions of $4,044,650 which were partially offset by withdrawals of $3,259,077 and net loss after profit share of $100,659.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2019 decreased $195 relative to the corresponding period in 2018. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2019, relative to the corresponding period in 2018.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2019 increased $79,169 relative to the corresponding period in 2018. The increase was due to an increase in trading activity during the three months ended June 30, 2019, relative to the corresponding period in 2018.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended June 30, 2019 decreased $4,692 relative to the corresponding period in 2018. The decrease was due to a decrease in the average net asset value of commission paying investors of the Partnership during the three months ended June 30, 2019, relative to the corresponding period in 2018.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2019 decreased $10,596 relative to the corresponding period in 2018. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2019, relative to the corresponding period in 2018.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2019 increased $339,167 relative to the corresponding period in 2018. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2019 relative to the corresponding period in 2018.

For the three months ended June 30, 2019, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $822,370 from trading operations (including foreign exchange transactions and translations). Management fees of $817,828, brokerage commissions of $214,084, selling commissions and platform fees of $739,067, administrative and operating expenses of $148,324, custody fees and other expenses of $6,916 were incurred. Interest income of $972,059 and the reversal of accrued profit share to the General Partner of $31,131 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $100,659.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(0.30)%
Energies	(0.79)%
Grains	0.66%
Interest rates	0.71%
Livestock	0.16%
Metals	0.03%
Softs	(0.11)%
Stock indices	(0.06)%
Trading gain	0.30%

SIX MONTHS ENDED JUNE 30, 2019

The increase in the Partnership’s net assets of $5,738,351 was attributable to net income after profit share through its investment in the Master Fund of $2,974,619 and contributions of $8,386,150 which were partially offset by withdrawals of $5,622,418.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2019 decreased $47,013 relative to the corresponding period in 2018. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2019, relative to the corresponding period in 2018.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2019 increased $111,559 relative to the corresponding period in 2018. The increase was due to an increase in trading activity during the six months ended June 30, 2019, relative to the corresponding period in 2018.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the six months ended June 30, 2019 decreased $39,554 relative to the corresponding period in 2018. The decrease was due to a decrease in the average net asset value of commission paying investors of the Partnership during the six months ended June 30, 2019, relative to the corresponding period in 2018.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2019 decreased $18,529 relative to the corresponding period in 2018. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2019, relative to the corresponding period in 2018.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2019 increased $716,582 relative to the corresponding period in 2018. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2019 relative to the corresponding period in 2018.

For the six months ended June 30, 2019, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $5,590,208 from trading operations (including foreign exchange transactions and translations). Management fees of $1,616,182, brokerage commissions of $390,334, selling commissions and platform fees of $1,470,116, administrative and operating expenses of $295,556, custody fees and other expenses of $14,054, and profit share of $720,039 were paid or accrued. Interest income of $1,890,692 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $2,974,619.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(1.39)%
Energies	(2.99)%
Grains	0.97%
Interest rates	5.70%
Livestock	0.14%
Metals	(0.24)%
Softs	(0.10)%
Stock indices	1.11%
Trading gain	3.20%

MANAGEMENT DISCUSSION – 2019

Three months ended June 30, 2019

The Partnership was nearly flat for the quarter as profits from trading interest rate, grain and livestock futures only slightly outpaced losses from trading energy and soft commodity futures and currency forwards. Trading of stock index and metal futures were essentially flat.

The economic outlook, which had improved significantly in April, deteriorated quickly and sharply beginning in early May after Presidents Trump and Xi Jinping unexpectedly dashed hopes that a trade deal was close to being signed and instead ramped up the trade confrontation to the level of a trade war. This development, continuing Brexit uncertainty, and disappointing economic data during May and June out of the U.S., China, Europe, and several large emerging economies pushed organizations such as the International Monetary Fund, World Bank and Organization for Economic Co-operation and Development to cut their 2019 global growth forecasts. The escalating U.S.-Iran conflict, including tanker attacks in the Strait of Hormuz and the shooting down of an American drone, further clouded the economic outlook. In response, the Federal Reserve (the “Fed”), the European Central Bank, and the Bank of Japan suggested that they were prepared to loosen their monetary policy positions if circumstances warranted. Indeed, a number of other central banks, including the People’s Bank of China, did cut official interest rates, reduced reserve requirements and/or took other actions to support flagging growth. Also, market participants seemed to expect at least a ceasefire on the trade front emerging from the Osaka G-20 meeting between Presidents Trump and Xi Jinping at the end of June.

Against this background it is not surprising that equity prices vacillated widely and that trading of equity futures finished the quarter nearly flat after being profitable in April, quite unprofitable in May and profitable again in June. Overall, long positions in Dutch, French, British, Australian, Canadian, Thai and Singaporean equity futures were profitable. A short position in Korean futures and trading of South African futures were also profitable. Short volatility index trades registered gains too. On the other hand, long positions in U.S., Chinese, Hong Kong, Taiwanese, German and Swedish equity futures were unprofitable, especially in May. Trading of EAFE, EURO STOXX 50, and Japanese equity futures were unprofitable as well.

The combination of trade uncertainties, chaotic Brexit discussions, slowing growth, dormant inflation and actual and prospective central bank policy easing led to increased demand for government notes and bonds. For example, yields on Italian 10-year bonds, which had been supported in the run-up to European elections by the wrangling between Italy’s coalition government and the European Commission over mounting debt levels, dropped markedly from near 2.7% at the end of May to about 2.15% at the end of June. Consequently, long positions in Italian interest rate futures were quite profitable. Long positions in French and U.K. bond futures and in Eurodollar futures added to the gains. A short Japanese government bond futures position and trading of U.S. long bond and 2-year note futures were also profitable. Conversely, short positions in German, Australian and Canadian note and bond futures, a short position in U.S. 10-year note futures, and long positions in short-term euribor and sterling rate futures produced partially offsetting losses.

Although trade disputes and the African swine fever depressed grain prices for most of 2019, extreme weather in the U.S. during May and June, which delayed planting of and may hinder the development and/or harvesting of corn and soybean crops, pushed grain prices up sharply during the second half of the quarter. Consequently, long corn and soybean trades were profitable later in the period. Trading of livestock futures was profitable as well.

Energy prices were quite volatile during the quarter. For the first four months of 2019 energy prices were underpinned by news that the U.S. would end waivers on Iranian crude oil exports, by the continued Organization of the Petroleum Exporting Countries effort to curtail production, and by the impact of the Libyan crisis on production. However, as the economic outlook deteriorated and as U.S. shale production pushed U.S. crude inventories to 2 year highs, crude oil prices fell over 20% from the 2019 highs reached in late April to 5 month lows in mid-June. Thereafter, the heightened U.S.-Iran tensions pushed prices sharply higher once again. A long Brent crude oil position was unprofitable, especially in May. Trading of WTI crude oil and of London gas oil was also unprofitable. A long RBOB gasoline trade was profitable, especially after a U.S. east coast refinery fire in June reduced supplies for the immediate future. A short natural gas trade was also profitable as gas supplies remained ample.

Currency trading was also volatile and unprofitable during the quarter. Early on the U.S. dollar was supported by solid growth, safe haven demand and high relative interest rates. Political uncertainties in Europe, the U.K., Sweden, India, and Australia also underpinned the U.S. currency. Later in the period, however, worries that growth was slowing caused U.S. market interest rates to decline and prompted the Fed to indicate that it would ease policy if necessary, and depressing the U.S. currency. The resolution of the aforementioned political doubts in a favorable way also led to some U.S. dollar sales. Long U.S. dollar trades versus the Australian and New Zealand dollars, the euro and Japanese yen, and short dollar positions against the pound sterling and Brazilian real posted losses. On the other hand, short dollar trades against the Canadian dollar, Indian rupee, Russian ruble and Turkish lira, and long dollar positions versus the Swiss, Swedish and Korean currencies produced partially offsetting profits.

Finally, trading of cotton futures was marginally unprofitable and trading of metal futures was marginally profitable.

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

The U.S. dollar traded in a volatile manner within a narrow 2% range during the quarter. Trading results were mixed and unprofitable. Short positions in the euro, Swiss franc, British pound, Aussie dollar and Canadian dollar versus the U.S. dollar were unprofitable. Long Korean won, Brazilian real, Colombian peso, Turkish lira and Russian ruble trades against the dollar and trading of the yen and Chilean peso were also unprofitable. Meanwhile, long Indian rupee and Mexican peso positions, and a short Swedish krona trade against the U.S. unit produced partially offsetting gains, as did trading of the euro against other European currencies.

Ample supplies weighed on grain prices and the profits from short corn and wheat trades outweighed the slight losses from trading soybeans and soy meal. The profit from a short coffee position marginally outdistanced the loss from a short sugar trade.

Small losses from short gold, copper and nickel positions were fractionally greater than the gain from a short silver trade.

Periods ended June 30, 2018

Total
Partners’
Capital of the
Month Ended:	Partnership
June 30, 2018	$159,554,823
March 31, 2018	167,774,370
December 31, 2017	180,404,425

	Three Months	Six Months
Change in Partners’ Capital	$(8,219,547)	$(20,849,602)
Percent Change	(4.90)%	(11.56)%

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

Against a background of synchronized global growth and expanding corporate profits, stocks reached overbought levels during the sharp price run-up in early 2018. Subsequently, equity markets were weighed down by a series of worries including: reports suggesting that an acceleration of U.S. wages and inflation combined with increased fiscal deficit spending could prompt the Fed to raise interest rates faster and further than previously anticipated; increased equity market volatility globally as the “central bank put” was removed from market psychology; the rising threat of a trade war; a first quarter slowdown in global growth momentum; and unsettled political conditions in the U.S., Germany and the U.K. Importantly, the tech sector, which has led the equity rally of recent years, was negatively impacted by the Facebook data breach, by the influence of the first autonomous car fatalities on the stock prices of Uber, Nvidia, and Tesla, by Moody’s downgrade of Tesla and by President Trump’s tweets about Amazon. As a result, equity markets fell sharply in volatile trading from their late January highs to the end of March. For example, the S&P 500 and EAFE equity indices fell nearly 10% from those peaks. Short VIX trades were the largest contributor to the Partnership’s equity sector losses during the quarter as this market saw an historic spike in prices caused by the sudden February selloff in equity markets, the increase in volatility, and the resulting liquidation of two short volatility exchange traded notes. Long positions in European, British, Japanese, Australian, Canadian, and U.S. equity futures also generated losses. There were also losses from countertrend short positions in U.S. equity futures that were triggered by short term trading systems during the rapid equity price gains in January. On the other hand, long positions in Chinese, Hong Kong and Taiwanese stock futures were slightly profitable.

Interest rate futures were buffeted by conflicting forces during the quarter. At the start of the year, signs of strengthening global growth, evidence of rising wages and inflation in the U.S., and indications that major central banks, including the U.S. Fed, European Central Bank (“ECB”), and Bank of Japan, were pulling back on monetary accommodation led to rising interest rates and falling prices of interest rate futures. Later in the quarter, however, the threat of a trade war, increased equity market volatility globally, subdued actual inflation statistics, and a first quarter slowdown in global growth momentum generated solid demand for government securities, contributing to rising futures prices. Strong demand from central banks, pension funds and insurance related buyers for high quality government debt with attractive yields added to the price rallies. Meanwhile, in Japan, the February reappointment of Haruhiko Kuroda to a second term as Bank of Japan Governor underpinned demand for Japanese government bonds. Ultimately, long positions in German, French, Italian, Canadian and Japanese interest rate futures were profitable. Trading of U.S. interest rate futures, though mixed, was also profitable. Long U.S. 2- and 5-year note trades were unprofitable in January, while a long 10-year note position was profitable in March. Also, a short euro-dollar trade was quite profitable in January as rates rose, while a long euro-dollar trade posted a small gain in March as rates declined. Meanwhile trading of British interest rate futures was fractionally negative.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at June 30, 2019 and December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

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

The following table summarizes the redemptions by Series A and Series B limited partners during the three months ended June 30, 2019. There were no Series C or Series D redemptions.

	Series A		Series B
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit
April 30, 2019	(927.4989)	$1,225.34	(38.3270)	$1,416.23
May 31, 2019	(525.5820)	1,190.41	(230.2197)	1,377.86
June 30, 2019	(821.2413)	1,211.73	(92.7971)	1,404.23

Total	(2,274.3222)		(361.3438)

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

	By:	Millburn Ridgefield Corporation,
General Partner

Date: August 13, 2019		/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)