Form 10-Q
period 2019-09-30
Millburn Multi-Markets Fund L.P.
filed 2019-11-12
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2019

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-54028

MILLBURN MULTI-MARKETS FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	26-4038497
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION

55 West 46th Street, 31st Floor

New York, NY 10036

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 332-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.

Financial statements

For the three and nine months ended September 30, 2019 and 2018 (unaudited)

(a) At September 30, 2019 (unaudited) and December 31, 2018

(b) For the nine months ended September 30, 2019 and 2018 (unaudited)

(c) For the three and nine months ended September 30, 2019 and 2018 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

	September 30, 2019	December 31,
	(unaudited)	2018
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$180,523,610	$159,519,606
Due from the Master Fund	1,589,562	659,683
Cash and cash equivalents	61,107	2,480,000

Total assets	$182,174,279	$162,659,289

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$60,000	$2,480,000
Capital withdrawal payable to Limited Partners	1,589,562	659,683
Due to the Master Fund	1,107	-

Total liabilities	1,650,669	3,139,683

PARTNERS’ CAPITAL:
General Partner	2,951,692	2,788,913

Limited partners:
Series A (130,816.3264 and 121,399.2481 units outstanding)	159,220,431	144,621,713
Series B (7,045.5743 and 6,794.4628 units outstanding)	9,977,847	9,305,965
Series C (2,142.5248 and 1,437.1195 units outstanding)	3,095,786	2,008,278
Series D (3,834.5223 and 593.8529 units outstanding)	5,277,854	794,737

Total limited partners	177,571,918	156,730,693

Total partners’ capital	180,523,610	159,519,606

TOTAL	$182,174,279	$162,659,289

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,217.13	$1,191.29
Series B	$1,416.19	$1,369.64
Series C	$1,444.92	$1,397.43
Series D	$1,376.40	$1,338.27

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2019	September 30, 2018

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$976,040	$732,791

EXPENSES:
Management fees	861,699	771,433
Brokerage commissions (allocated from the Master Fund)	251,295	130,991
Selling commissions and platform fees	774,127	707,588
Administrative and operating expenses	148,720	156,156
Custody fees and other expenses (allocated from the Master Fund)	7,216	6,809

Total expenses	2,043,057	1,772,977

NET INVESTMENT LOSS	(1,067,017)	(1,040,186)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	3,870,390	5,894,444
Foreign exchange translation	(85,052)	(152,689)
Net change in unrealized:
Futures and forward currency contracts	(1,455,882)	(1,266,013)
Foreign exchange translation	(104,967)	92,647
Net gains (losses) from U.S. Treasury notes:
Realized	29,655	(9,669)
Net change in unrealized	(89,503)	(5,172)

Net realized and unrealized gains allocated from the Master Fund	2,164,641	4,553,548

NET INCOME	1,097,624	3,513,362

LESS PROFIT SHARE ALLOCATION TO THE MASTER FUND	210,708	4,445

NET INCOME AFTER PROFIT SHARE	$886,916	$3,508,917

See notes to financial statements (Unaudited)

(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2019	September 30, 2018

INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$2,866,732	$1,906,901

EXPENSES:
Management fees	2,477,881	2,434,628
Brokerage commissions (allocated from the Master Fund)	641,629	409,766
Selling commissions and platform fees	2,244,243	2,217,258
Administrative and operating expenses	444,276	470,241
Custody fees and other expenses (allocated from the Master Fund)	21,270	21,388

Total expenses	5,829,299	5,553,281

NET INVESTMENT LOSS	(2,962,567)	(3,646,380)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	14,311,372	(7,889,003)
Foreign exchange translation	(175,671)	157,869
Net change in unrealized:
Futures and forward currency contracts	(6,602,536)	7,160,858
Foreign exchange translation	(57,796)	(200,285)
Net gains (losses) from U.S. Treasury notes:
Realized	28,729	(22,315)
Net change in unrealized	250,751	66,827

Net realized and unrealized gains (losses) allocated from the Master Fund	7,754,849	(726,049)

NET INCOME (LOSS)	4,792,282	(4,372,429)

LESS PROFIT SHARE ALLOCATION TO THE MASTER FUND	930,747	7,499

NET INCOME (LOSS) AFTER PROFIT SHARE	$3,861,535	$(4,379,928)

See notes to financial statements (Unaudited)

(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the nine months ended September 30, 2019 and 2018

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2018	$2,788,913	$144,621,713	121,399.2481	$9,305,965	6,794.4628	$2,008,278	1,437.1195	$794,737	593.8529	$159,519,606

Capital contributions	-	20,942,369	17,256.2975	997,500	718.8190	1,211,000	859.3543	4,369,150	3,240.6694	27,520,019
Capital withdrawals	-	(9,505,879)	(7,839.2192)	(653,063)	(467.7075)	(218,608)	(153.9490)	-	-	(10,377,550)
Net income before profit share	162,779	3,958,644	-	409,204	-	119,196	-	142,459	-	4,792,282
Profit share	-	(796,416)	-	(81,759)	-	(24,080)	-	(28,492)	-	(930,747)
PARTNERS’ CAPITAL — September 30 2019	$2,951,692	$159,220,431	130,816.3264	$9,977,847	7,045.5743	$3,095,786	2,142.5248	$5,277,854	3,834.5223	$180,523,610

Net Asset Value per Unit at September 30, 2019			$1,217.13		$1,416.19		$1,444.92		$1,376.40

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — December 31, 2017	$2,597,268	$163,192,225	140,430.1803	$9,255,157	7,036.0325	$5,310,547	3,956.9329	$49,228	37.5601	$180,404,425

Capital contributions	-	4,251,000	3,819.6186	903,657	698.0107	999,000	771.0009	679,526	556.2928	6,833,183
Capital withdrawals	-	(22,193,628)	(20,215.3839)	(1,129,021)	(906.6850)	(3,727,808)	(2,909.7759)	-	-	(27,050,457)
Transfers between Series	-	(277,846)	(248.7231)	54,207	43.9569	223,639	170.4457	-	-	-
Net income (loss) before profit share	22,259	(4,175,337)	-	(103,883)	-	(153,735)	-	38,267	-	(4,372,429)
Profit share	-	-	-	-	-	-	-	(7,499)	-	(7,499)
PARTNERS’ CAPITAL — September 30, 2018	$2,619,527	$140,796,414	123,785.6919	$8,980,117	6,871.3151	$2,651,643	1,988.6036	$759,522	593.8529	$155,807,223

Net Asset Value per Unit at September 30, 2018			$1,137.42		$1,306.90		$1,333.42		$1,278.97

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2019

The following information presents per unit operating performance data for each series for the three months ended September 30, 2019.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,211.73	$1,404.23	$1,432.72	$1,366.86

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(8.25)	(2.50)	(2.67)	(5.25)
Total trading and investing gains (1)	14.99	17.39	17.45	17.33

Net income (loss) before profit share allocation from Master Fund	6.74	14.89	14.78	12.08

Less: profit share allocation from Master Fund (1) (6)	1.34	2.93	2.58	2.54

Net income (loss) from operations after profit share allocation from Master Fund	5.40	11.96	12.20	9.54

NET ASSET VALUE PER UNIT — End of period	$1,217.13	$1,416.19	$1,444.92	$1,376.40

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	0.56%	1.06%	1.06%	0.93%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.11	0.21	0.21	0.23

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	0.45%	0.85%	0.85%	0.70%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.95%	2.96%	2.96%	3.70%
Profit share allocation from Master Fund (2) (6)	0.11	0.21	0.21	0.23

Total expenses	5.06%	3.17%	3.17%	3.93%

Net investment loss (3) (4) (5)	(2.71)%	(0.71)%	(0.71)%	(1.46)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)

(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2019

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2019.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,191.29	$1,369.64	$1,397.43	$1,338.27

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(23.57)	(6.34)	(6.63)	(14.13)
Total trading and investing gains (1)	55.88	64.49	67.36	63.97

Net income before profit share allocation from Master Fund	32.31	58.15	60.73	49.84

Less: profit share allocation from Master Fund (1) (6)	6.47	11.60	13.24	11.71

Net income from operations after profit share allocation from Master Fund	25.84	46.55	47.49	38.13

NET ASSET VALUE PER UNIT — End of period	$1,217.13	$1,416.19	$1,444.92	$1,376.40

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	2.71%	4.23%	4.33%	3.71%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.54	0.83	0.93	0.86

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	2.17%	3.40%	3.40%	2.85%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.90%	2.90%	2.91%	3.67%
Profit share allocation from Master Fund (2) (6)	0.54	0.83	0.93	0.86

Total expenses	5.44%	3.73%	3.84%	4.53%

Net investment loss (3) (4) (5)	(2.61)%	(0.61)%	(0.62)%	(1.38)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

See notes to financial statements (Unaudited)

(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2018

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2018.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,162.09	$1,315.39	$1,342.09	$1,310.65

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(26.31)	(11.16)	(11.87)	(16.78)
Total trading and investing losses (1)	1.64	2.67	3.20	7.05

Net loss before profit share allocation from Master Fund	(24.67)	(8.49)	(8.67)	(9.73)

Less: profit share allocation from Master Fund (1) (6)	0.00	0.00	0.00	21.95

Net loss from operations after profit share allocation from Master Fund	(24.67)	(8.49)	(8.67)	(31.68)

NET ASSET VALUE PER UNIT — End of period	$1,137.42	$1,306.90	$1,333.42	$1,278.97

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(2.12)%	(0.65)%	(0.65)%	(0.65)%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.00	0.00	0.00	1.77

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(2.12)%	(0.65)%	(0.65)%	(2.42)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.74%	2.73%	2.73%	3.51%
Profit share allocation from Master Fund (2) (6)	0.00	0.00	0.00	1.77

Total expenses	4.74%	2.73%	2.73%	5.28%

Net investment loss (3) (4) (5)	(3.19)%	(1.19)%	(1.24)%	(1.80)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)

(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at September 30, 2019 (unaudited) and December 31, 2018 and the results of its operations for the three and nine months ended September 30, 2019 and 2018 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2019 and December 31, 2018 was 30.06% and 33.60%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2019 and December 31, 2018, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C and Series D Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Series A	125,709.641	127,214.867	123,125.249	134,329.212
Series B	7,109.971	6,914.548	7,045.821	7,207.979
Series C	2,181.524	2,349.102	1,818.834	3,550.886
Series D	3,510.215	531.918	2,434.064	341.624

5. SUBSEQUENT EVENTS

During the period from October 1, 2019 to November 12, 2019, contributions of $3,319,000 were made to the Partnership. The General Partner has performed its evaluation of subsequent events through November 12, 2019, the date the form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

Millburn Multi-Markets Trading L.P.

Financial statements

For the three and nine months ended September 30, 2019 and 2018 (unaudited)

(a) At September 30, 2019 (unaudited) and December 31, 2018

(b) For the nine months ended September 30, 2019 and 2018 (unaudited)

(c) For the three and nine months ended September 30, 2019 and 2018 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	September 30, 2019	December 31,
	(unaudited)	2018
ASSETS

EQUITY IN TRADING ACCOUNTS:

Investments in U.S. Treasury notes — at fair value (amortized cost $82,701,694 and $72,751,039)	$82,816,523	$72,705,286
Net unrealized appreciation on open futures and forward currency contracts	-	15,031,193
Due from brokers, net	33,680,024	18,741,601
Cash denominated in foreign currencies (cost $17,592,522 and $14,722,589)	17,374,023	14,704,063

Total equity in trading accounts	133,870,570	121,182,143

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $433,458,056 and $336,217,865)	434,047,710	336,146,438

CASH AND CASH EQUIVALENTS	47,732,810	51,632,381

ACCRUED INTEREST RECEIVABLE	1,945,601	823,388

DUE FROM MILLBURN MULTI-MARKETS LTD.	134	196

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	1,107	-

TOTAL	$617,597,932	$509,784,546

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$4,681,537	$362,196
Cash denominated in foreign currencies (cost $0 and $168,198)	-	178,969
Capital withdrawal payable to Limited Partners	7,084,271	28,284,302
Capital withdrawal payable to General Partner	-	4,993,975
Management fee payable	759,909	630,458
Selling commissions payable	273,321	244,651
Accrued expenses	602,300	228,272
Commissions and other trading fees on open futures contracts	44,365	37,349
Accrued profit share	3,602,469	-

Total liabilities	17,048,172	34,960,172

PARTNERS’ CAPITAL	600,549,760	474,824,374

TOTAL	$617,597,932	$509,784,546

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2019

	Net Unrealized
	Appreciation
	(Depreciation)	Net
	as a % of	Unrealized
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	Appreciation (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.63)%	$(3,764,238)
Grains	0.00	3,230
Interest rates:
2 Year U.S. Treasury Note (1,293 contracts, settlement date December 2019)	0.04	239,859
5 Year U.S. Treasury Note (446 contracts, settlement date December 2019)	0.00	20,602
30 Year U.S. Treasury Bond (75 contracts, settlement date December 2019)	0.00	5,125
Other interest rates	0.02	119,889

Total interest rates	0.06	385,475

Livestock	0.00	25,990
Metals	(0.10)	(629,231)
Stock indices	(0.05)	(347,817)

Total long futures contracts	(0.72)	(4,326,591)

Short futures contracts:
Energies	0.02	94,344
Grains	0.19	1,133,924
Interest rates	0.04	242,196
Livestock	(0.01)	(61,440)
Metals	(0.06)	(356,210)
Softs	(0.07)	(371,685)
Stock indices	(0.02)	(110,898)

Total short futures contracts	0.09	570,231

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	(0.63)	(3,756,360)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.74)	(10,462,758)
Total short forward currency contracts	1.59	9,537,581

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.15)	(925,177)

TOTAL	(0.78)%	$(4,681,537)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2019

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$177,840,000	U.S. Treasury notes, 1.000%, 11/15/2019	29.59%	$177,680,222
178,740,000	U.S. Treasury notes, 1.375%, 02/15/2020	29.70	178,383,916
161,140,000	U.S. Treasury notes, 1.500%, 05/15/2020	26.78	160,800,095
	Total investments in U.S. Treasury notes (amortized cost $516,159,750)	86.07%	$516,864,233

See notes to financial statements (Unaudited)

(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2018

	Net Unrealized
	Appreciation
	(Depreciation)	Net
	as a % of	Unrealized
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	Appreciation (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.02)%	$(81,910)
Grains	(0.02)	(87,600)
Interest rates:
30 Year U.S. Treasury Bond (28 contracts, settlement date March 2019)	0.00	15,313
Other interest rates	1.48	6,999,457

Total interest rates	1.48	7,014,770

Metals	(0.48)	(2,299,124)
Softs	0.00	1,987
Stock indices	(0.07)	(314,716)

Total long futures contracts	0.89	4,233,407

Short futures contracts:
Energies	2.30	10,972,521
Grains	0.20	952,339
Interest rates	(0.97)	(4,612,428)
Livestock	0.00	1,620
Metals	0.43	2,019,609
Softs	0.07	325,370
Stock indices	(0.11)	(541,383)

Total short futures contracts	1.92	9,117,648

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	2.81	13,351,055

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.58	2,734,043
Total short forward currency contracts	(0.30)	(1,416,101)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.28	1,317,942

TOTAL	3.09%	$14,668,997

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

See notes to financial statements (Unaudited)

  (Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30,	September 30,
	2019	2018
INVESTMENT INCOME — Interest income	$3,354,029	$2,553,472

EXPENSES:
Brokerage fees	870,942	456,391
Management fees	2,241,169	2,006,526
Selling commissions and platform fees	776,923	711,695
Administrative and operating expenses	302,196	293,583
Custody fees and other expenses	25,133	24,229
Total expenses	4,216,363	3,492,424

NET INVESTMENT LOSS	(862,334)	(938,952)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	12,039,616	20,071,499
Foreign exchange translation	(263,750)	(529,596)
Net change in unrealized:
Futures and forward currency contracts	(3,925,457)	(3,162,136)
Foreign exchange translation	(411,180)	315,283
Net gains (losses) from U.S. Treasury notes
Realized	103,281	(33,130)
Net change in unrealized	(313,407)	(16,199)
Total net realized and unrealized gains	7,229,103	16,645,721

NET INCOME	6,366,769	15,706,769
LESS PROFIT SHARE TO GENERAL PARTNER	1,007,012	310,420
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$5,359,757	$15,396,349

See notes to financial statements (Unaudited)

(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2019	2018
INVESTMENT INCOME — Interest income	$9,502,971	$6,476,398

EXPENSES:
Brokerage fees	2,141,062	1,384,921
Management fees	6,174,785	6,138,281
Selling commissions and platform fees	2,252,534	2,231,061
Administrative and operating expenses	880,074	867,162
Custody fees and other expenses	70,388	73,010
Total expenses	11,518,843	10,694,435

NET INVESTMENT LOSS	(2,015,872)	(4,218,037)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	43,681,528	(24,655,924)
Foreign exchange translation	(585,846)	546,932
Net change in unrealized:
Futures and forward currency contracts	(19,350,534)	25,318,306
Foreign exchange translation	(189,202)	(738,143)
Net gains (losses) from U.S. Treasury notes
Realized	100,553	(75,279)
Net change in unrealized	821,663	233,534
Total net realized and unrealized gains	24,478,162	629,426

NET INCOME (LOSS)	22,462,290	(3,588,611)
LESS PROFIT SHARE TO GENERAL PARTNER	3,692,622	377,265
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$18,769,668	$(3,965,876)

See notes to financial statements (Unaudited)

(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the nine months ended September 30, 2019

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2019	$473,885,200	$-	$939,174	$474,824,374
Contributions	191,493,602	90,153	-	191,583,755
Withdrawals	(84,628,037)	-	-	(84,628,037)
Net income before profit share	22,409,213	698	52,379	22,462,290
General Partner’s allocation - profit share	(3,692,622)	-	-	(3,692,622)
PARTNERS’ CAPITAL- September 30, 2019	$599,467,356	$90,851	$991,553	$600,549,760

For the nine months ended September 30, 2018

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2018	$507,755,056	$-	$872,493	$508,627,549
Contributions	118,663,012	78,041	-	118,741,053
Withdrawals	(85,610,694)	-	-	(85,610,694)
Net income (loss) before profit share	(3,599,512)	1,597	9,304	(3,588,611)
General Partner’s allocation - profit share	(377,265)	-	-	(377,265)
PARTNERS’ CAPITAL- September 30, 2018	$536,830,597	$79,638	$881,797	$537,792,032

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Total return before General Partner profit share allocation (3)	1.11%	2.87%	4.42%	(0.44)%
Less: General Partner profit share allocation (3)	0.22	-	0.87	-

Total return after General Partner profit share allocation (3)	0.89%	2.87%	3.55%	(0.44)%

Ratios to average net asset value:
Expenses (1) (4)	2.68%	2.44%	2.65%	2.46%
General Partner profit share allocation (3)	0.22	-	0.87	-

Total expenses (1)	2.90%	2.44%	3.52%	2.46%

Net investment loss (1) (2) (4)	(0.48)%	(0.60)%	(0.37)%	(0.91)%

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

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Total return before General Partner profit share allocation (3)	1.10%	2.82%	4.29%	(0.54)%
Less: General Partner profit share allocation (3)	0.17	0.06	0.67	0.07

Total return after General Partner profit share allocation (3)	0.93%	2.76%	3.62%	(0.61)%

Ratios to average net asset value:
Expenses (1) (4)	2.76%	2.56%	2.77%	2.58%
General Partner profit share allocation (3)	0.17	0.06	0.67	0.07

Total expenses (1)	2.93%	2.62%	3.44%	2.65%

Net investment loss (1) (2) (4)	(0.56)%	(0.72)%	(0.48)%	(1.03)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the proportionate share of expenses of the Partnership and the Cayman Feeder for the period ended September 30, 2019 and September 30, 2018.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership and Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”).

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2019 (unaudited) and December 31, 2018 and the results of its operations for the three and nine months ended September 30, 2019 and 2018 (unaudited).

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

The preparation of financial statements in conformity with U.S. GAAP in the U.S, as detailed in the FASB Codification, requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At September 30, 2019 and December 31, 2018, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	September 30,	December 31,
	2019	2018
Partnership	30.06%	33.60%
Cayman Feeder	60.56%	55.54%

Total	90.62%	89.14%

The capital withdrawals payable at September 30, 2019 and December 31, 2018 were $7,084,271 and $33,278,277, respectively, as detailed below.

	September 30,	December 31,
	2019	2018
Direct investors (1)	$-	$5,018,975
Partnership	1,589,562	659,683
Cayman Feeder	5,494,709	27,599,619

Total	$7,084,271	$33,278,277

(1)	Includes General Partner’s profit share of $4,993,975 at December 31, 2018.

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

During the three and nine months ended September 30, 2019 and 2018, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of September 30, 2019 and December 31, 2018 in valuing the Master Fund’s investments at fair value. At September 30, 2019 and December 31, 2018, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2019

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$516,864,233	$-	$516,864,233

Short-Term Money Market Fund*	47,482,810	-	47,482,810
Exchange-traded futures contracts
Energies	(3,669,894)	-	(3,669,894)
Grains	1,137,154	-	1,137,154
Interest rates	627,671	-	627,671
Livestock	(35,450)	-	(35,450)
Metals	(985,441)	-	(985,441)
Softs	(371,685)	-	(371,685)
Stock indices	(458,715)	-	(458,715)

Total exchange-traded futures contracts	(3,756,360)	-	(3,756,360)

Over-the-counter forward currency contracts	-	(925,177)	(925,177)

Total futures and forward currency contracts (2)	(3,756,360)	(925,177)	(4,681,537)

Total financial assets and liabilities at fair value	$560,590,683	$(925,177)	$559,665,506

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$82,816,523
Investments in U.S. Treasury notes held in custody			434,047,710
Total investments in U.S. Treasury notes			$516,864,233

(2)
Net unrealized appreciation on open futures and forward currency contracts			$-
Net unrealized depreciation on open futures and forward currency contracts			(4,681,537)
Total net unrealized depreciation on open futures and forward currency contracts			$(4,681,537)

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2018

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$408,851,724	$-	$408,851,724

Short-Term Money Market Fund*	51,382,381	-	51,382,381
Exchange-traded futures contracts
Energies	10,890,611	-	10,890,611
Grains	864,739	-	864,739
Interest rates	2,402,342	-	2,402,342
Livestock	1,620	-	1,620
Metals	(279,515)	-	(279,515)
Softs	327,357	-	327,357
Stock indices	(856,099)	-	(856,099)

Total exchange-traded futures contracts	13,351,055	-	13,351,055

Over-the-counter forward currency contracts	-	1,317,942	1,317,942

Total futures and forward currency contracts (2)	13,351,055	1,317,942	14,668,997

Total financial assets and liabilities at fair value	$473,585,160	$1,317,942	$474,903,102

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$72,705,286
Investments in U.S. Treasury notes			336,146,438
Total investments in U.S. Treasury notes			$408,851,724

(2)
Net unrealized appreciation on open futures and forward currency contracts			$15,031,193
Net unrealized depreciation on open futures and forward currency contracts			(362,196)
Total net unrealized appreciation on open futures and forward currency contracts			$14,668,997

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2019 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2019 and December 31, 2018. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2019

					Net
					Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$360	$(3,764,598)	$94,344	$-	$(3,669,894)
Grains	8,460	(5,230)	2,381,522	(1,247,598)	1,137,154
Interest rates	427,403	(41,928)	1,904,828	(1,662,632)	627,671
Livestock	26,030	(40)	200	(61,640)	(35,450)
Metals	1,460,209	(2,089,440)	1,131,367	(1,487,577)	(985,441)
Softs	-	-	115,453	(487,138)	(371,685)
Stock indices	923,271	(1,271,088)	426,049	(536,947)	(458,715)
Total futures contracts	2,845,733	(7,172,324)	6,053,763	(5,483,532)	(3,756,360)

Forward currency contracts	3,279,128	(13,741,886)	14,663,418	(5,125,837)	(925,177)

Total futures and forward currency contracts	$6,124,861	$(20,914,210)	$20,717,181	$(10,609,369)	$(4,681,537)

Fair value of futures and forward currency contracts at December 31, 2018

					Net
					Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$-	$(81,910)	$11,259,709	$(287,188)	$10,890,611
Grains	2,660	(90,260)	963,418	(11,079)	864,739
Interest rates	7,566,927	(552,157)	198	(4,612,626)	2,402,342
Livestock	-	-	8,600	(6,980)	1,620
Metals	405,566	(2,704,690)	3,218,169	(1,198,560)	(279,515)
Softs	1,987	-	403,806	(78,436)	327,357
Stock indices	337,899	(652,615)	250,827	(792,210)	(856,099)
Total futures contracts	8,315,039	(4,081,632)	16,104,727	(6,987,079)	13,351,055

Forward currency contracts	6,399,109	(3,665,066)	6,859,413	(8,275,514)	1,317,942

Total futures and forward currency contracts	$14,714,148	$(7,746,698)	$22,964,140	$(15,262,593)	$14,668,997

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and nine months ended September 30, 2019 and 2018 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2019 and 2018

	Three months	Three months	Nine months	Nine months
	ended:	ended:	ended:	ended:
	September 30,	September 30,	September 30,	September 30,
Sector	2019	2018	2019	2018
Futures contracts:
Energies	$(12,309,977)	$5,935,334	$(27,559,291)	$26,988,138
Grains	2,941,487	1,247,401	8,314,005	4,481,005
Interest rates	2,340,881	(14,060,689)	30,021,915	(4,422,982)
Livestock	(771,270)	256,550	167,190	77,530
Metals	(1,169,758)	(110,525)	(2,076,929)	(5,726,421)
Softs	1,315,912	644,689	823,078	1,546,268
Stock indices	14,121,622	18,874,584	19,664,710	(24,356,955)
Total futures contracts	6,468,897	12,787,344	29,354,678	(1,413,417)

Forward currency contracts	1,645,262	4,122,019	(5,023,684)	2,075,799

Total futures and forward currency contracts	$8,114,159	$16,909,363	$24,330,994	$662,382

For the three months ended September 30, 2019 and 2018, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2019	2018

Average bought	105,299	47,551
Average sold	108,308	56,884
Average notional	$11,350,000,000	$4,891,000,000

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

The following tables represent gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2019 and December 31, 2018.

	Gross amounts of	Gross amounts offset in the Statement	Net amounts of liabilities presented in the Statement
Liabilities	recognized liabilities	of Financial Condition	of Financial Condition
Futures contracts
Counterparty C	$2,803,860	$(1,910,758)	$893,102
Counterparty I	8,119,742	(6,849,054)	1,270,688
Counterparty J	1,732,254	(139,684)	1,592,570
Total futures contracts	12,655,856	(8,899,496)	3,756,360

Forward currency contracts
Counterparty G	7,422,774	(6,761,468)	661,306
Counterparty K	11,444,949	(11,181,078)	263,871
Total forward currency contracts	18,867,723	(17,942,546)	925,177
Total liabilities	$31,523,579	$(26,842,042)	$4,681,537

	Net amounts
	of Liabilities
	presented	Amounts Not Offset in the
	in the	Statement of Financial
	Statement of	Condition
	Financial	Financial	Collateral	Net
Counterparty	Condition	Instruments	Pledged(1)(2)	Amount(3)
Counterparty C	$893,102	$-	$(893,102)	$-
Counterparty I	1,270,688	-	(1,270,688)	-
Counterparty J	1,592,570	-	(1,592,570)	-
Counterparty G	661,306	-	(661,306)	-
Counterparty K	263,871	-	(263,871)	-
Total	$4,681,537	$-	$(4,681,537)	$-

(1)	Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amounts owed by the Partnership to each counterparty as of September 30, 2019.

Offsetting of derivative assets and liabilities at December 31, 2018

	Gross amounts of	Gross amounts offset in the Statement	Net amounts of assets presented in the Statement
Assets	recognized assets	of Financial Condition	of Financial Condition

Futures contracts
Counterparty C	$3,628,567	$(2,236,487)	$1,392,080
Counterparty I	16,443,433	(7,459,780)	8,983,653
Counterparty J	4,347,766	(1,372,444)	2,975,322
Total futures contracts	24,419,766	(11,068,711)	13,351,055

Forward currency contracts
Counterparty G	5,528,657	(3,848,519)	1,680,138
Total assets	$29,948,423	$(14,917,230)	$15,031,193

	Gross amounts of	Gross amounts offset in the Statement	Net amounts of liabilities presented in the Statement
Liabilities	recognized liabilities	of Financial Condition	of Financial Condition

Forward currency contracts
Counterparty K	$8,092,061	$(7,729,865)	$362,196
Total liabilities	$8,092,061	$(7,729,865)	$362,196

	Net amounts
	of Assets
	presented	Amounts Not Offset in the
	in the	Statement of Financial
	Statement of	Condition
	Financial	Financial	Collateral	Net
Counterparty	Condition	Instruments	Received(1)(2)	Amount(3)

Counterparty C	$1,392,080	$-	$(1,392,080)	$-
Counterparty I	8,983,653	-	(8,983,653)	-
Counterparty J	2,975,322	-	(2,975,322)	-
Counterparty G	1,680,138	-	-	1,680,138

Total	$15,031,193	$-	$(13,351,055)	$1,680,138

Net amounts
of Liabilities
	presented	Amounts Not Offset in the
	in the	Statement of Financial
	Statement of	Condition
	Financial	Financial	Collateral	Net
Counterparty	Condition	Instruments	Pledged(1)(2)	Amount(4)

Counterparty K	$362,196	$-	$362,196	$-

Total	$362,196	$-	$362,196	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2018.
(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2018.

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

The Master Fund’s forward currency trading activities are cleared by DB, BA and prior to October 2018, MS. The Master Fund’s concentration of credit risk associated with DB, BA, or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, BA and MS. The amount of such credit risk was $61,370,312 and $35,418,108 at September 30, 2019 and December 31, 2018, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2019 and 2018. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	September 30, 2019	September 30, 2018
Profit share earned	$59,980	$78,041
Reversal of profit share (1)	(2,655,437)	(66,845)
Profit share accrued	3,602,469	299,224
Total profit share	$1,007,012	$310,420

	Nine months ended:	Nine months ended:
	September 30, 2019	September 30, 2018
Profit share earned	$90,153	$78,041
Profit share accrued	3,602,469	299,224
Total profit share	$3,692,622	$377,265

(1)	Reversal of profit sharing occurs on July 1st

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

7. SUBSEQUENT EVENTS

During the period from October 1, 2019 to November 12, 2019, contributions of $4,219,000 were made to the Master Fund and withdrawals of $750,000 were made from the Master Fund. The General Partner has performed its evaluation of subsequent events through November 12, 2019, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through September 30, 2019, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2019

Total
Partners’
Capital of the
Month Ended:	Partnership
September 30, 2019	$180,523,610
June 30, 2019	165,257,957
December 31, 2018	159,519,606

	Three Months	Nine Months
Change in Partners’ Capital	$15,265,653	$21,004,004
Percent Change	9.24%	13.17%

THREE MONTHS ENDED SEPTEMBER 30, 2019

The increase in the Partnership’s net assets of $15,265,653 was attributable to net income after profit share through its investment in the Master Fund of $886,916 and contributions of $19,133,869 which were partially offset by withdrawals of $4,755,132.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2019 increased $90,266 relative to the corresponding period in 2018. The increase was due to an increase in the average net asset value of the Partnership during the three months ended September 30, 2019, relative to the corresponding period in 2018.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2019 increased $120,304 relative to the corresponding period in 2018. The increase was due to an increase in trading activity during the three months ended September 30, 2019, relative to the corresponding period in 2018.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended September 30, 2019 increased $66,539 relative to the corresponding period in 2018. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the three months ended September 30, 2019, relative to the corresponding period in 2018.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2019 decreased $7,436 relative to the corresponding period in 2018. The decrease was due to a decrease in professional fee accruals during the three months ended September 30, 2019, relative to the corresponding period in 2018.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2019 increased $243,249 relative to the corresponding period in 2018. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2019 relative to the corresponding period in 2018.

For the three months ended September 30, 2019, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $2,164,641 from trading operations (including foreign exchange transactions and translations). Management fees of $861,699, brokerage commissions of $251,295, selling commissions and platform fees of $774,127, administrative and operating expenses of $148,720, custody fees and other expenses of $7,216, and profit share of $210,708 were paid or accrued. Interest income of $976,040 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $886,916.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.28%
Energies	(2.01)%
Grains	0.48%
Interest rates	0.39%
Livestock	(0.13)%
Metals	(0.20)%
Softs	0.21%
Stock indices	2.38%
Trading gain	1.40%

NINE MONTHS ENDED SEPTEMBER 30, 2019

The increase in the Partnership’s net assets of $21,004,004 was attributable to net income after profit share through its investment in the Master Fund of $3,861,535 and contributions of $27,520,019 which were partially offset by withdrawals of $10,377,550.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2019 increased $43,253 relative to the corresponding period in 2018. The increase was due to an increase in the average net asset value of the Partnership during the nine months ended September 30, 2019, relative to the corresponding period in 2018.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2019 increased $231,863 relative to the corresponding period in 2018. The increase was due to an increase in trading activity during the nine months ended September 30, 2019, relative to the corresponding period in 2018.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the nine months ended September 30, 2019 increased $26,985 relative to the corresponding period in 2018. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the nine months ended September 30, 2019, relative to the corresponding period in 2018.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2019 decreased $25,965 relative to the corresponding period in 2018. The decrease was due to a decrease in professional fee accruals during the nine months ended September 30, 2019, relative to the corresponding period in 2018.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2019 increased $959,831 relative to the corresponding period in 2018. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2019 relative to the corresponding period in 2018.

For the nine months ended September 30, 2019, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $7,754,849 from trading operations (including foreign exchange transactions and translations). Management fees of $2,477,881, brokerage commissions of $641,629, selling commissions and platform fees of $2,244,243, administrative and operating expenses of $444,276, custody fees and other expenses of $21,270, and profit share of $930,747 were paid or accrued. Interest income of $2,866,732 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $3,861,535.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(1.12)%
Energies	(4.95)%
Grains	1.44%
Interest rates	6.09%
Livestock	-0.01%
Metals	(0.45)%
Softs	0.10%
Stock indices	3.50%
Trading gain	4.60%

MANAGEMENT DISCUSSION – 2019

Three months ended September 30, 2019

The Partnership was profitable during the quarter as gains from trading stock index, interest rate, grain and soft commodity futures, and currency forwards outpaced losses from trading energy, metal and livestock futures.

Financial and commodity market participants rode a risk roller coaster during the quarter. Whenever there was an escalation of the U.S.-China trade war, evidence of slowing global growth and trade, rising Brexit uncertainty, increasing geopolitical tension—such as in Hong Kong, India/Pakistan, Japan/Korea, Iran/U.S., Saudi Arabia/Iran, Argentina, Russia—or mounting political tensions in the U.S., risk appetites would recede. On the other hand, whenever these factors calmed or whenever global central banks, led by the Federal Reserve, would lower interest rates or emphasize their preferences for easier policy stances, risk appetites would expand.

Continuing the trend started earlier this year, central banks around the globe reduced interest rates 56 times versus only 6 increases during the third quarter. Despite a few bouts of selling during the quarter, trading of equity futures was profitable overall, including gains from long positions in European, U.S., British, Taiwanese, Singaporean and the Japanese Nikkei futures indices. In addition, during the August selloff, short positions in the Emerging Market, Korean Kospi, S&P 400 and Japanese Topix indices also posted gains. A short VIX trade was also profitable. On the other hand, trading of Chinese, Hong Kong, Thai, Australian and the Russell equity indices registered partially offsetting losses.

Interest rates were volatile during the period as evidenced by the 10-year U.S. rate that fell from about 2% on July 1st to 1.47% on September 3rd, rebounded to 1.9% on September 13th before closing the quarter at 1.68% on September 30th. Long positions in Italian interest rate futures were profitable as investors sought out higher Italian yields. Short positions in U.K. interest rate futures were profitable as yields rose on Brexit worries in September. Trading of the U.S. long bond was also profitable. On the other hand, during August when risk aversion was at its highest, demand for government securities pushed yields down sharply. The magnitude and speed of the declines in interest rates combined with inverted yield curves prompted our trading models to take counter trend positions, looking for a bounce back in yields. As yields continued to fall, the Partnership sustained sizable losses on our short interest rate futures positions. Subsequently, short positions in German, French, U.K., Japanese, U.S., Canadian and Australian interest rate futures were unprofitable. On balance then for the quarter, interest rate trading produced only a fractional gain.

The U.S. dollar index gained about 2% during the quarter, but followed a volatile, jagged, saw-toothed path to this gain. Consequently, currency sector results were mixed and only fractionally positive. Long dollar positions against the currencies of Japan, the euro, Switzerland, Sweden, Australia, New Zealand and India, and trading versus the Turkish lira were profitable. Conversely, trading the U.S. dollar relative to the Canadian, Mexican, Norwegian, Polish, Russian and South African currencies, and trading the euro against the Norwegian and Polish currencies produced largely offsetting losses.

Energy prices were volatile during the quarter. They were depressed by the trade and global growth worries, particularly during August; soared in mid-September after the apparently devastating attack on Saudi production and export facilities; and collapsed thereafter when after-attack reports showed the actual damage to be easily managed. Overall, long positions in Brent crude, WTI crude, RBOB gasoline, heating oil and London gas oil were unprofitable. A short natural gas trade was also unprofitable, particularly in August and early September, driven by a short covering price rally.

Trade policy impacts, and large grain inventories and harvests weighed on grain prices, especially in July and August. Consequently, short corn and wheat positions and trading of soybeans were profitable, although prices lifted late in the quarter, reducing profits somewhat. Short coffee, sugar and cotton trades were also marginally profitable during the July-September period. Meanwhile trading of livestock was marginally unprofitable.

Trading of silver futures produced a fractional loss that marginally outweighed the small profits from a long nickel position and from short zinc and aluminum trades.

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

Periods ended September 30, 2018

Total
Partners’
Capital of the
Month Ended:	Partnership
September 30, 2018	$155,807,223
June 30, 2018	159,554,823
December 31, 2017	180,404,425

	Three Months	Nine Months
Change in Partners’ Capital	$(3,747,600)	$(24,597,202)
Percent Change	(2.35)%	(13.63)%

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at September 30, 2019 and December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

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

The following table summarizes the redemptions by Series A, Series B and Series C limited partners during the three months ended September 30, 2019. There were no Series D redemptions.

	Series A		Series B		Series C
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
July 31, 2019	(2,078.4150)	$1,239.85	(27.9833)	$1,438.79	-	$1,467.99
August 31, 2019	(460.3296)	1,191.31	-	1,384.87	-	1,412.98
September 30, 2019	(1,168.4651)	1,217.13	(78.3804)	1,416.19	(39.0240)	1,444.92

Total	(3,707.2097)		(106.3637)		(39.0240)

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
General Partner

Date: November 12, 2019

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)