Form 10-K
period 2019-12-31
Millburn Multi-Markets Fund L.P.
filed 2020-04-15
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2019

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2019 and 2018 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2019, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Preamble:  In reliance on the March 4, 2020 Securities and Exchange Commission Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, the Partnership delayed the filing of this Annual Report on Form 10-K, originally due Monday, March 30, 2020. The primary reasons for the delay were the combination of extreme market volatility, necessitating an unprecedented amount of attention of the General Partner’s accounting staff to trade reconciliation and settlement related matters, and the simultaneous strain on the rest of the General Partner’s personnel as a result of government agency-suggested/mandated isolations and a resulting remote/work-from-home environment, the combination of which has reduced the efficiency of the General Partner as well as of third party service providers and the accessibility of timely information for the Partnership.

Item 1.    Business

(a)    General development of business

Millburn Multi-Markets Fund L.P.  (the “Partnership”) is a limited partnership organized September 8, 2008 under the Delaware Revised Uniform Limited Partnership Act. The Partnership commenced operations on August 1, 2009. The Partnership is required, pursuant to its Fourth Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), to invest all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”), a Delaware limited partnership that began trading on October 20, 2004. The Partnership is one of a number of investors in the Master Fund. As of December 31, 2019, the Partnership’s partnership percentage in the Master Fund was approximately 30.30% of total partners’ capital of the Master Fund. The general partner and trading advisor of the Partnership and the Master Fund is Millburn Ridgefield Corporation, a Delaware corporation operating in New York, New York (the “General Partner”).

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

As of December 31, 2019, the aggregate net asset value of the Partnership was $191,189,357 and the aggregate net asset value of the Master Fund was $631,002,325. The net asset value of a Series A Unit originally sold for $1,000.00 as of August 1, 2009 was $1,263.51 as of December 31, 2019. The net asset value of a Series B Unit originally sold for $1,000.00 as of August 1, 2009 was $1,476.27 as of December 31, 2019. The net asset value of a Series C Unit originally sold for $1,000.00 as of August 1, 2009 was $1,506.23 as of December 31, 2019. The net asset value of a Series D Unit originally sold for $1,331.20 as of November 1, 2017 was $1,432.49 as of December 31, 2019. In each case, these are based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from August 1, 2009 to December 31, 2019.

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

(c)    Narrative description of business

The Partnership, through the Master Fund, engages in the speculative trading of futures, forward and spot contracts and may trade options thereon as well as swap contracts. The Master Fund’s sole trading advisor is the General Partner. The Master Fund trades in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market. The Master Fund may also, to a limited extent, invest in equities, equity baskets, instruments related to equities, exchange traded funds or notes. The General Partner makes its systematically-based trading decisions pursuant to its investment and trading methodology, based on signals generated from an analysis of price, price derivatives, fundamental and other quantitative data, as well as incorporating money management principles, each of which may be revised from time to time. The objective of the General Partner’s investment and trading methods is to consider these multiple data inputs, or “factors,” in order to arrive at relatively near-term return forecasts for each traded instrument and take appropriate risk-managed positions. These factors include price data, but also a range of price derivative and non-price data. Trades generated by quantitative models may be profitable or unprofitable. The General Partner’s objective is to have the profits from its profitable trades offset and exceed the losses from its unprofitable trades. During periods in which market behavior differs significantly from that analyzed to build the models, or periods where data inputs important to predicting price movements were not included in those analyzed to build the models, substantial losses are possible, and even likely.

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

Over more than 48 years, the General Partner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of price movements in the market, some non-price information or a combination of both.

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

When arriving at the portfolio allocation, the General Partner generally seeks maximum diversification, subject to liquidity and sector concentration constraints and subject to the mandate of the strategy. Each market is traded using a diversified set of model inputs, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Master Fund: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of markets. The current allocation to any market in the Master Fund’s portfolio does not exceed 3.0% of total market exposure, measured by risk allocation.

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

In connection with the Master Fund’s futures trading, the Master Fund currently executes and clears transactions through SG Americas Securities, LLC (“SG Americas”), Deutsche Bank Securities Inc. (“Deutsche Bank”) and BofA Securities Inc. (“BofA”), each a registered futures commission merchant, but may use other futures commission merchants or cease using any particular futures commission merchant at any time in the General Partner’s discretion. The Master Fund also currently engages in currency forward trading with Deutsche Bank AG and Bank of America, N.A., which serve as the Master Fund’s prime brokers for such transactions, but may utilize the services of additional prime brokers or engage in such trading with other banks and dealers as well. At this time, the Master Fund clears its currency forward trades with Deutsche Bank AG and Bank of America, N.A.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of CTAs, CPOs, “futures commission merchants,” “introducing brokers,” “swap dealers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires CPOs and CTAs, such as the General Partner, and commodity brokers or futures commission merchants and swap dealers, such as SG Americas, Deutsche Bank, Deutsche Bank AG, BofA and Bank of America, N.A. to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a CPO or a CTA were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership. Should the General Partner’s registration be suspended, termination of the Partnership might result.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) mandates that a substantial portion of over-the-counter (“OTC”) derivatives be executed in regulated markets and be submitted for clearing to regulated clearinghouses, subject to margin requirements. Associated dealer costs are generally passed through to market participants in the form of clearing account maintenance fees and less favorable dealer marks.

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

(b)    Holders

As of December 31, 2019, there were 878 holders of Series A Units, 117 holders of Series B Units, 28 holders of Series C Units and 56 holders of Series D Units.

(c)    Dividends

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to the Partners. No distributions have been made on the Units, and none are contemplated.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Units are sold on a monthly basis through the General Partner and selling agents retained by the General Partner to act as its agents. Units were initially issued at $1,000.00 per Unit, except for Series D Units, which were issued at $1,331.20 and thereafter at net asset value. Between October 1, 2019 and December 31, 2019, the Partnership issued Units at monthly closings, as set forth in the following charts, to both new limited partners as well as to existing limited partners making additional investments.

	Number of	Dollar Amount
	Series A Units	of Series A
Month	Sold	Units Sold

November 1, 2019	2,544.2158	$3,103,000
December 1, 2019	157.8070	$200,000

Total	2,702.0228	$3,303,000

	Number of	Dollar Amount
	Series B Units	of Series B
Month	Sold	Units Sold

December 1, 2019	13.5238	$20,000

	Number of	Dollar Amount
	Series C Units	of Series C
Month	Sold	Units Sold

November 1, 2019	17.2389	$25,000
December 1, 2019	1,186.9150	$1,790,843

Total	1,204.1539	$1,815,843

	Number of	Dollar Amount
	Series D Units	of Series D
Month	Sold	Units Sold

October 1, 2019	43.5920	$60,000
November 1, 2019	94.9010	$131,000
December 1, 2019	174.1350	$250,000

Total	312.6280	$441,000

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Limited Partnership Agreement, limited partners may redeem Units as of the end of each calendar month. The redemption of Units by limited partners has no impact on other limited partners.

The following table summarizes limited partner redemptions of Series A, Series B and Series C during the fourth calendar quarter of 2019. There were no Series D redemptions during the fourth calendar quarter of 2019.

Series A Units

		Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2019	366.5575	$1,219.63
November 30, 2019	489.3910	1,267.37
December 31, 2019	512.9940	1,263.51

Total	1,368.9425

Series B Units

		Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2019	10.6075	$1,421.00
November 30, 2019	47.9090	1,478.81
December 31, 2019	8.6660	1,476.27

Total	67.1825

Series C Units

		Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2019	88.4371	$1,449.84
December 31, 2019	50.3560	1,506.23

Total	138.7931

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2019, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Results of Operations

The Partnership’s success depends on the General Partner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The General Partner’s investment and trading methods are confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is its performance record. Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Partnership, while, at the same time, its past performance is not necessarily indicative of future results. Because of the speculative nature of the Master Fund’s trading, operational or economic trends have little relevance to the Partnership’s results. The General Partner believes, however, that there are certain market conditions — for example, markets with strong price trends — in which the Partnership has a better opportunity of being profitable than in others. Since the mid-1990s, the world has seen a number of outbreaks of new viral illnesses of varying severity, including avian flus, Severe Acute Respiratory Syndrome (SARS), Middle East Respiratory Syndrome (MERS), the H1N1 Flu (Swine Flu), and COVID-19 caused by the novel Coronavirus known as SARS–CoV-2. The responses to these outbreaks have varied as has their impact on human health, local economies and the global economy, and it is impossible at the outset of any such outbreak to estimate accurately what the ultimate impact of any such outbreak will be. Protective measures taken by governments and the private sector, including the General Partner, to mitigate the spread of any such illness, including travel restrictions and outright bans, mandatory business closures, quarantines, and work-from-home arrangements, may lead to, or may be expected to lead to, wide spread economic damage, resulting in severe disruptions in the markets in which the Partnership trades and, potentially, adversely affecting the Partnership’s profit potential; and the spread of any such illness within the offices of the General Partner, the Partnership’s service providers, and/or the exchanges and other components of market infrastructure could severely impair the operational capabilities of the General Partner, the Partnership’s service providers or various markets themselves resulting in harm to the Partnership’s business and its operating results.

2019

During 2019, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $17,856,601 from trading operations (including foreign exchange transactions and translations). Management fees of $3,415,443, brokerage commissions of $917,967, selling commissions and platform fees of $3,083,970, administrative and operating expenses of $578,293 and custody fees of $29,669 were paid or accrued. The Master Fund allocated $2,664,064 in Profit Share to the General Partner in respect of the Partnership. Interest income of $3,798,503 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share to the General Partner of $10,965,698.

For the year ended December 31, 2019, the Master Fund achieved net realized and unrealized gains of $57,860,084 from trading operations (including foreign exchange transactions and translations).  Management fees of $8,522,450, brokerage commissions of $3,054,092, selling commissions and platform fees of $3,095,156, administrative and operating expenses of $1,135,541 and custody fees of $98,119 were paid or accrued. The Master Fund allocated $9,214,564 in Profit Share to the General Partner. Interest income of $12,584,791 partially offset the Master Fund expenses resulting in net income after profit share to the General Partner of $45,324,953.

An analysis of the Master Fund’s trading gain (loss) by sector for the year ended December 31, 2019 is as follows:

Sector	% Gain (Loss)
Currencies	(2.70)%
Energies	(3.63)%
Grains	1.01%
Interest rates	7.54%
Livestock	(0.06)%
Metals	(0.23)%
Softs	(0.40)%
Stock indices	8.79%

Total	10.32%

The Partnership was profitable during 2019 as gains from trading equity futures, interest rate futures and, to a lesser extent, grain futures far outdistanced losses from trading energy futures and foreign exchange forwards. Trading of metal and soft commodity futures was also slightly unprofitable.

Financial and commodity market participants rode a risk roller coaster during the year. Risk appetites receded in the face of an escalation of the U.S.-China trade war, evidence of slowing global growth and trade, rising Brexit uncertainty, mounting political confrontation in the U.S., and increasing geopolitical tension—e.g. in Hong Kong, Japan, Korea, India, Iran, Saudi Arabia, Iraq, Russia, and across South America and Continental Europe. On the other hand, whenever these factors calmed or whenever global central banks, led by the Federal Reserve and European Central Bank (“ECB”), would ease their policy stances, risk appetites would expand.

During the first eight months of 2019 indications of slowing growth globally, slackening inflation pressures in Europe, China and the U.S. and persistent uncertainties around Brexit and U.S.-China trade negotiations led to a dovish policy pivot by global central banks—especially the Federal Reserve and ECB. Indeed, in 2019 there were 130 official rate cuts versus just 21 rate increases. The Partnership saw an increased demand for government notes and bonds, declining yields, and profits from long interest rate futures positions, even though during August some model-driven countertrend trades generated sizable losses. The U.S. 10-year government bond yield fell from 2.69% on 12/31/2018 to 1.47% on 9/3/2019. Subsequently, however, as the trade war between the U.S. and China calmed and a phase one deal was reached; as Boris Johnson led a Conservative landslide victory in the U.K. and the fear of a “no deal” Brexit receded; and as the world growth outlook steadied, global interest rates recovered in a saw-toothed manner from the lows reached late in the summer, closing the year at 1.92%. Ultimately, short interest rate futures positions were profitable. Overall, trading of German, French, Italian, British, and, to a lesser extent, Japanese and Australian interest rate futures were profitable.

Trading of equity futures was profitable in 2019 even though equity markets were buffeted by opposing forces during the year. On the one hand, there was the persistent positive influence from more accommodative global monetary policy and, late in the year, from supportive fiscal policy initiatives, particularly out of Asia. On the other hand, there were negative influences periodically from global growth worries, trade tensions, Brexit uncertainty and geopolitical unrest, although these negative influences did abate in the fourth quarter. Overall, long positions in U.S., U.K., European, Japanese, Australian, Taiwanese, Singaporean and Korean stock index futures were profitable, particularly later in the year. A short vix trade was also quite profitable. Meanwhile, long positions in Hong Kong and Chinese futures and trading of the U.S. Russell and mid-cap indices posted losses.

Ample supplies, trade disputes, and African swine fever reduced the demand for feed grains and weighed on grain prices for much of 2019. Short corn and soybean positions were profitable, especially in July and August. Corn and soybean prices were lifted for a time in May and June and long soybean and corn positions were profitable in those months. Meanwhile, a short wheat trade and a long soybean meal position each registered small losses.

The U.S. dollar traded fitfully in a 3 ½% range during 2019, and performance was mixed but overall unprofitable. At times, the dollar was supported by solid U.S. growth, safe haven demand, high relative interest rates, and global political uncertainties. At other times, however, worries that growth was slowing, declines in U.S. market interest rates, Federal Reserve cuts to official interest rates, and a favorable resolution of the aforementioned political difficulties would weigh on the U.S. currency. The stabilization of the global economic outlook during the last four months of 2019 coincided with a reduced demand for the U.S. dollar, which fell from its 2019 high reached in September. On balance, trading the dollar versus the currencies of Australia, Great Britain, Brazil, Canada, Japan, Korea, Mexico, New Zealand, Norway, South Africa and the euro were unprofitable. Conversely, dollar trading against the Chilean, Indian, Swiss, Swedish, Turkish and Singaporean currencies was profitable.

Energy prices, as represented by WTI crude oil, were quite volatile throughout 2019. WTI crude, which had closed 2018 near $45/barrel, rebounded over the first four months of 2019 to about $66/barrel on April 23. Prices were underpinned by news that the U.S. would end waivers on Iranian crude oil exports, by the continued OPEC+ effort to curtail production, and by the impact of the Libyan crisis on oil production. However, as the economic outlook deteriorated and as U.S. shale production pushed U.S. crude inventories to 2 year highs, the WTI price fell over 20% to a 5-month low near $51/barrel in mid-June. Thereafter, WTI experienced numerous sharp swings in a $51-61/barrel range. Heightened U.S.-Iran tensions pushed prices sharply higher at the start of the summer; then in August, prices depressed among increased U.S.-China trade tensions and global growth worries; they soared again in mid-September following an apparently devastating attack on Saudi production and export facilities; and collapsed later that month when after-attack reports showed the actual damage to be easily managed. Finally during the fourth quarter, crude prices rose once more among improved U.S.-China prospects. Consequently, trading of WTI crude, Brent crude, London gas oil, and heating oil were unprofitable. On the other hand, a short natural gas position was slightly profitable—largely in Nov—as ample supplies, evidenced by an 8-year high in European inventories, depressed prices even as we entered the winter heating season.

Trading of metal futures was slightly unprofitable as small losses from trading copper, gold and nickel outweighed small gains from trading aluminum, palladium, zinc and platinum. Trading of soft commodity futures was also marginally unprofitable with small losses from trading coffee, sugar and cotton.

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

Contractual Obligations

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business, through its investment in the Master Fund, is trading futures and forward currency and spot contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s Financial Statements, included as Exhibit 13.1 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Master Fund’s open future and forward currency contracts, both long and short, at December 31, 2019.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.    Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2019 and 2018, as required by this item, is included as Exhibit 13.1 to this report.  Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on its assessment, management has concluded that, as of December 31, 2019, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The principals and senior officers of the General Partner as of December 31, 2019 are as follows:

Harvey Beker, age 66. Mr. Beker is Chairman of the General Partner, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker also served as Co-Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) since each entity’s inception.

Gregg R. Buckbinder, age 61. Mr. Buckbinder is President and Chief Operating Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the General Partner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation, effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest, effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 50. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the General Partner since May 2014, and prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

George E. Crapple, age 75. Mr. Crapple is a Principal of the General Partner and stepped down as Co-Chairman of the General Partner and a member of the General Partner’s Investment Committee as of March 17, 2020. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin LLP, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the General Partner in June 1976 and joined the General Partner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011 and his position as Co-Chief Executive Officer of the General Partner as of November 1, 2015. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the hedge fund industry group, the Managed Funds Association (the “MFA”), a former member of the Global Markets Advisory Committee of the CFTC and a former member of the board of directors of the Futures Industry Association. Mr. Crapple also served as the Co-Chairman of each entity in Millburn International Group since inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 50. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner. Prior to joining the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M. degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a former member of the Steering Committee of MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Mark B. Fitzsimmons, age 72. Mr. Fitzsimmons is a Senior Vice President of the General Partner. His responsibilities mainly involve business development. He joined the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 62. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E.F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 68. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the General Partner, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 43. Ms. Wu is a Vice President and Chief Financial Officer of Millburn.  Her areas of responsibility include overseeing the accounting and finance for Millburn Ridgefield Corporation and accounting and administration of many of the investment vehicles managed by Millburn.  Ms. Wu has served as Chief Financial Officer of Millburn since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into Millburn on December 31, 2018, and then in the same capacity at Millburn. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation.  She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining Millburn and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is currently awaiting the approval of her Certified Public Accountant license application from the State of New York. Ms. Wu became listed as principal of Millburn effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into Millburn.

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

(b)    Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership is required to invest all its assets in the Master Fund. The General Partner has discretionary authority over the Master Fund’s trading. As of December 31, 2019, the General Partner’s interest was valued at $3,122,595, which constituted 1.63% of the Partnership’s capital as of December 31, 2019.

As of December 31, 2019, no directors or executive officers of the General Partner beneficially owned Units in the Partnership.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership, through its investment in the Master Fund, paid to the General Partner $3,415,443 in management fees, and $2,664,064 in Profit Share for the year ended December 31, 2019. The General Partner’s capital interest was allocated net income of $333,682 for the year ended December 31, 2019. The Partnership, through its investment in the Master Fund, paid to the General Partner $3,220,274 in management fees, and $1,075,724 in Profit Share for the year ended December 31, 2018.  The General Partner’s capital interest was allocated net income of $191,645 for the year ended December 31, 2018.

Item 14.    Principal Accountant Fees and Services

(1)          Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2019 and 2018 were approximately $110,000 for each year presented.

(2)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(3)          All Other Fees

There were no other fees for the years ended December 31, 2019 and 2018.

(4)          Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2019 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.1.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

10.1	Sixth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

13.1	2019 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Executive Officer

32.4	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits were filed by the Partnership as a part of its Registration Statement on Form 10 (Reg. No. 000-54028) on June 30, 2010 and are incorporated herein by reference.

Exhibit Number	Description of Document

3.1	Certificate of Formation of Millburn Multi-Markets Fund L.P.

The following exhibit was filed by the Partnership on Form 8-K (Reg. No. 000-54028) on August 24, 2019 and is incorporated herein by reference.

Exhibit Number	Description of Document

4.1	Fourth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Fund L.P.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 2020.

MILLBURN MULTI-MARKETS FUND L.P.

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Harvey Beker	Chairman	April 14, 2020
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	April 14, 2020
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	April 14, 2020
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	April 14, 2020
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	April 14, 2020
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	April 14, 2020
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

10.1	Sixth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

13.1	2019 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Executive Officer

32.4	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits were filed by the Partnership as a part of its Registration Statement on Form 10 (Reg. No. 000-54028) on June 30, 2010 and are incorporated herein by reference.

Exhibit Number	Description of Document

3.1	Certificate of Formation of Millburn Multi-Markets Fund L.P.

The following exhibit was filed by the Partnership on Form 8-K (Reg. No. 000-54028) on August 24, 2019 and is incorporated herein by reference.

4.1	Fourth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Fund L.P.