Form 10-Q
period 2020-03-31
Millburn Multi-Markets Fund L.P.
filed 2020-05-14
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2020

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

Yes ☐     No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.

Financial statements

For the three months ended March 31, 2020 and 2019 (unaudited)

(a) At March 31, 2020 (unaudited) and December 31, 2019

(b) For the three months ended March 31, 2020 and 2019 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$161,206,850	$191,189,357
Due from the Master Fund	503,669	736,814
Cash and cash equivalents	6,003,956	2,864,000

Total assets	$167,714,475	$194,790,171

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$1,500,000	$2,864,000
Capital withdrawal payable to Limited Partners	503,669	736,814
Due to the Master Fund	4,503,956	-

Total liabilities	6,507,625	3,600,814

PARTNERS’ CAPITAL:
General Partner	2,517,590	3,122,595

Limited partners:
Series A (132,193.6465 and 132,149.4067 units outstanding)	133,329,455	166,972,241
Series B (7,006.8146 and 7,006.4813 units outstanding)	8,298,190	10,343,480
Series C (3,314.8321 and 3,207.8856 units outstanding)	4,005,422	4,831,807
Series D (11,382.5859 and 4,132.1394 units outstanding)	13,056,193	5,919,234

Total limited partners	158,689,260	188,066,762

Total partners’ capital	161,206,850	191,189,357

TOTAL	$167,714,475	$194,790,171

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,008.59	$1,263.51
Series B	$1,184.30	$1,476.27
Series C	$1,208.33	$1,506.23
Series D	$1,147.03	$1,432.49

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2020	March 31, 2019
INVESTMENT INCOME:
Interest income (allocated from the Master Fund)	$745,458	$918,633

EXPENSES:
Management fees	881,272	798,354
Brokerage commissions (allocated from the Master Fund)	239,309	176,250
Selling commissions and platform fees	777,504	731,049
Administrative and operating expenses	148,671	147,232
Custody fees and other expenses (allocated from the Master Fund)	7,360	7,138

Total expenses	2,054,116	1,860,023

NET INVESTMENT LOSS	(1,308,658)	(941,390)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(45,545,809)	8,979,045
Foreign exchange transactions	(212,434)	(49,941)
Net change in unrealized:
Futures and forward currency contracts	6,370,887	(4,241,887)
Foreign exchange translation	(192,068)	(43,991)
Net gains (losses) from U.S. Treasury notes:
Realized	144,597	(926)
Net change in unrealized	619,570	125,538

Net realized and unrealized gains (losses) allocated from the Master Fund	(38,815,257)	4,767,838

NET INCOME (LOSS)	(40,123,915)	3,826,448

LESS PROFIT SHARE ALLOCATION	-	751,170
FROM THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$(40,123,915)	$3,075,278

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$(254.92)	$21.96
Series B	$(291.97)	$30.73
Series C	$(297.90)	$31.36
Series D	$(285.46)	$27.08

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the three months ended March 31, 2020 and 2019

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2020	$3,122,595	$166,972,241	132,149.4067	$10,343,480	7,006.4813	$4,831,807	3,207.8856	$5,919,234	4,132.1394	$191,189,357

Capital contributions	-	2,241,400	1,775.4044	50,000	36.3723	150,000	106.9465	9,769,000	7,250.4465	12,210,400
Capital withdrawals	-	(2,019,450)	(1,731.1646)	(49,542)	(36.0390)	-	-	-	-	(2,068,992)
Net (loss) before profit share	(605,005)	(33,864,736)	-	(2,045,748)	-	(976,385)	-	(2,632,041)	-	(40,123,915)
Profit share	-	-	-	-	-	-	-	-	-	-
PARTNERS’ CAPITAL — March 31, 2020	$2,517,590	$133,329,455	132,193.6465	$8,298,190	7,006.8146	$4,005,422	3,314.8321	$13,056,193	11,382.5859	$161,206,850

Net Asset Value per Unit at March 31, 2020			$1,008.59		$1,184.30		$1,208.33		$1,147.03

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2019	$2,788,913	$144,621,713	121,399.2481	$9,305,965	6,794.4628	$2,008,278	1,437.1195	$794,737	593.8529	$159,519,606

Capital contributions	-	2,460,000	2,067.5090	305,000	226.0810	165,000	118.4490	1,411,500	1,060.9890	4,341,500
Capital withdrawals	-	(2,201,119)	(1,857.6873)	-	-	(162,222)	(114.9243)	-	-	(2,363,341)
Net income (loss) before profit share	92,919	3,332,147	-	275,417	-	59,455	-	66,510	-	3,826,448
Profit share		(670,734)		(55,002)		(12,132)		(13,302)		(751,170)
PARTNERS’ CAPITAL — March 31, 2019	$2,881,832	$147,542,007	121,609.0698	$9,831,380	7,020.5438	$2,058,379	1,440.6442	$2,259,445	1,654.8419	$164,573,043

Net Asset Value per Unit at March 31, 2019			$1,213.25		$1,400.37		$1,428.79		$1,365.35

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2020

The following information presents per unit operating performance data for each series for the three months ended March 31, 2020.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,263.51	$1,476.27	$1,506.23	$1,432.49

INCOME (LOSS) ALLOCATED FROM MASTER FUND:
Net investment loss (1)	(9.22)	(4.10)	(4.18)	(6.21)
Total trading and investing losses (1)	(245.70)	(287.87)	(293.72)	(279.25)

Net loss before profit share allocation from Master Fund	(254.92)	(291.97)	(297.90)	(285.46)

Less: profit share allocation from Master Fund (1) (6)	0.00	0.00	0.00	0.00

Net loss from operations after profit share allocation from Master Fund	(254.92)	(291.97)	(297.90)	(285.46)

NET ASSET VALUE PER UNIT — End of period	$1,008.59	$1,184.30	$1,208.33	$1,147.03

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(20.18)%	(19.78)%	(19.78)%	(19.93)%

LESS: PROFIT SHARE ALLOCATION FROM MASTER FUND (2) (6)	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM MASTER FUND (2)	(20.18)%	(19.78)%	(19.78)%	(19.93)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.88%	2.89%	2.89%	3.63%
Profit share allocation from Master Fund (2) (6)	0.00	0.00	0.00	0.00

Total expenses	4.88%	2.89%	2.89%	3.63%

Net investment loss (3) (4) (5)	(3.21)%	(1.22)%	(1.22)%	(1.99)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

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

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at March 31, 2020 (unaudited) and December 31, 2019 and the results of its operations for the three months ended March 31, 2020 and 2019 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2019 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2019 information has been derived from the audited financial statements as of December 31, 2019.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2016 to 2019, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2019.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2020 and December 31, 2019 was 24.51% and 30.30%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At March 31, 2020 and December 31, 2019, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C and Series D Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended March 31,
	2020	2019
Series A	133,232.657	122,451.423
Series B	7,006.601	6,942.677
Series C	3,244.280	1,453.078
Series D	7,109.045	1,282.519

5. SUBSEQUENT EVENTS

During the period from April 1, 2020 to May 14, 2020, contributions of $1,600,000 were made to the Partnership. The General Partner has performed its evaluation of subsequent events through May 14, 2020, the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

Millburn Multi-Markets Trading L.P.

Financial statements

For the three months ended March 31, 2020 and 2019 (unaudited)

(a) At March 31, 2020 (unaudited) and December 31, 2019

(b) For the three months ended March 31, 2020 and 2019 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $55,698,235 and $99,692,940)	$56,099,798	$99,835,520
Net unrealized appreciation on open futures and forward currency contracts	26,231,612	5,430,488
Due from brokers, net	29,116,133	20,430,870
Cash denominated in foreign currencies (cost $24,842,782 and $31,152,549)	24,418,925	31,566,671

Total equity in trading accounts	135,866,468	157,263,549

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $500,084,382 and $440,349,793)	502,809,141	440,688,034

CASH AND CASH EQUIVALENTS	48,716,090	53,997,893

ACCRUED INTEREST RECEIVABLE	2,618,220	2,333,434

DUE FROM MILLBURN MULTI-MARKETS LTD.	1,001,436	100

DUE FROM MILLBURN MULTI-MARKETS FUND L.P.	4,503,956	-

TOTAL	$695,515,311	$654,283,010

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$1,632,944	$5,818,429
Cash overdrafts denominated in foreign currencies (cost $3,009,222 and $0)	2,936,930	-
Subscriptions received in advance	2,800,000	1,565,000
Capital withdrawal payable to Limited Partners	22,486,790	736,814
Capital withdrawal payable to General Partner	-	9,224,590
Management fee payable	759,968	798,199
Selling commissions payable	233,135	283,920
Accrued expenses	576,024	254,637
Due to brokers, net	6,347,829	4,479,776
Commissions and other trading fees on open futures contracts	44,266	119,320

Total liabilities	37,817,886	23,280,685

PARTNERS’ CAPITAL	657,697,425	631,002,325

TOTAL	$695,515,311	$654,283,010

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2020

	Net Unrealized
	Appreciation
	(Depreciation)	Net
	as a % of Partners’	Unrealized Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Grains	0.07%	$437,963
Interest rates:
2 Year U.S. Treasury Note (1,390 contracts, settlement date June 2020)	0.07	439,054
5 Year U.S. Treasury Note (952 contracts, settlement date June 2020)	0.06	406,976
Other interest rates	0.45	2,940,770

Total interest rates	0.58	3,786,800

Livestock	0.00	23,380
Metals	(1.35)	(8,816,783)
Softs	(0.00)	(4,219)
Stock indices	0.25	1,613,203

Total long futures contracts	(0.45)	(2,959,656)

Short futures contracts:
Energies	0.82	5,404,745
Grains	(0.01)	(77,445)
Metals	1.68	11,037,148
Softs	0.07	449,712
Stock indices	0.04	273,716

Total short futures contracts	2.60	17,087,876

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	2.15	14,128,220

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(2.74)	(18,016,314)
Total short forward currency contracts	4.33	28,486,762

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	1.59	10,470,448

TOTAL	3.74%	$24,598,668

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

March 31, 2020

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$177,440,000	U.S. Treasury notes, 1.500%, 05/15/2020	27.03%	$177,779,631
188,640,000	U.S. Treasury notes, 1.500%, 08/15/2020	28.84	189,656,888
189,540,000	U.S. Treasury notes, 1.750%, 11/15/2020	29.11	191,472,420
	Total investments in U.S. Treasury notes (amortized cost $555,782,617)	84.98%	$558,908,939

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2019

	Net Unrealized
	Appreciation
	(Depreciation)	Net
	as a % of	Unrealized
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	Appreciation (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.16%	$1,041,056
Grains	0.02	97,048
Interest rates:
2 Year U.S. Treasury Note (300 contracts, settlement date March 2020)	0.00	11,242
5 Year U.S. Treasury Note (612 contracts, settlement date March 2020)	0.00	1,312
Other interest rates	(0.04)	(274,802)

Total interest rates	(0.04)	(262,248)

Livestock	0.00	(560)
Metals	0.30	1,850,831
Softs	0.01	78,535
Stock indices	0.05	334,857

Total long futures contracts	0.50	3,139,519

Short futures contracts:
Energies	0.07	447,160
Grains	(0.17)	(1,053,425)
Interest rates:
10 Year U.S. Treasury Note (773 contracts, settlement date March 2020)	0.00	15,234
Other interest rates	0.35	2,235,084

Total interest rates	0.35	2,250,318

Metals	(0.07)	(432,195)
Softs	(0.01)	(90,206)
Stock indices	0.19	1,169,317

Total short futures contracts	0.36	2,290,969

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.86	5,430,488

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.22	13,991,397
Total short forward currency contracts	(3.14)	(19,809,826)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.92)	(5,818,429)

TOTAL	(0.06)%	$(387,941)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2019

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$178,740,000	U.S. Treasury notes, 1.375%, 02/15/2020	28.32%	$178,698,108
184,140,000	U.S. Treasury notes, 1.500%, 05/15/2020	29.17	184,089,649
177,840,000	U.S. Treasury notes, 1.500%, 08/15/2020	28.17	177,735,797
	Total investments in U.S. Treasury notes (amortized cost $540,042,733)	85.66%	$540,523,554

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2020	2019
INVESTMENT INCOME — Interest income	$3,067,116	$2,757,758

EXPENSES:
Brokerage fees	981,763	525,022
Management fees	2,509,260	1,809,709
Selling commissions and platform fees	781,193	733,771
Administrative and operating expenses	321,384	273,464
Custody fees and other expenses	31,902	21,069
Total expenses	4,625,502	3,363,035

NET INVESTMENT LOSS	(1,558,386)	(605,277)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(191,462,689)	26,990,818
Foreign exchange transactions	(891,983)	(151,645)
Net change in unrealized:
Futures and forward currency contracts	24,986,609	(12,561,508)
Foreign exchange translation	(765,687)	(133,288)
Net gains (losses) from U.S. Treasury notes
Realized	609,616	(2,728)
Net change in unrealized	2,645,501	375,903
Total net realized and unrealized gains (losses)	(164,878,633)	14,517,552

NET INCOME (LOSS)	(166,437,019)	13,912,275
LESS PROFIT SHARE TO GENERAL PARTNER	-	2,325,569
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(166,437,019)	$11,586,706

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the three months ended March 31, 2020

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2020	$629,952,934	$-	$1,049,391	$631,002,325
Contributions	221,314,400	-	-	221,314,400
Withdrawals	(28,182,281)	-	-	(28,182,281)
Net loss before profit share	(166,234,154)	-	(202,865)	(166,437,019)
General Partner’s allocation - profit share	-	-	-	-
PARTNERS’ CAPITAL- March 31, 2020	$656,850,899	$-	$846,526	$657,697,425

For the three months ended March 31, 2019

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2019	$473,885,200	$-	$939,174	$474,824,374
Contributions	75,725,082	-	-	75,725,082
Withdrawals	(62,075,549)	-	-	(62,075,549)
Net income before profit share	13,880,401	-	31,874	13,912,275
General Partner’s allocation - profit share	(2,325,569)	-	-	(2,325,569)
PARTNERS’ CAPITAL- March 31, 2019	$499,089,565	$-	$971,048	$500,060,613

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31,	March 31,
	2020	2019

Total return before General Partner profit share allocation (3)	(19.73)%	2.87%
Less: General Partner profit share allocation (3)	-	0.57

Total return after General Partner profit share allocation (3)	(19.73)%	2.30%

Ratios to average net asset value:
Expenses (1) (4)	2.68%	2.56%
General Partner profit share allocation (3)	-	0.57

Total expenses (1)	2.68%	3.13%

Net investment loss (1) (2) (4)	(1.00)%	(0.28)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1)	Includes the Master Fund’s proportionate share of expenses allocated from the Master Fund’s operations for the three months ended March 31, 2020 and 2019.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended
	March 31,	March 31,
	2020	2019

Total return before General Partner profit share allocation (3)	(19.71)%	2.82%
Less: General Partner profit share allocation (3)	-	0.48

Total return after General Partner profit share allocation (3)	(19.71)%	2.34%

Ratios to average net asset value:
Expenses (1) (4)	2.56%	2.80%
General Partner profit share allocation (3)	-	0.48

Total expenses (1)	2.56%	3.28%

Net investment loss (1) (2) (4)	(0.84)%	(0.52)%

Total returns and the ratios to average net asset value are calculated for a Limited Partners. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the Master Fund's proportionate share of expenses allocated from the Master Fund's operations for the three months ended March 31, 2020 and 2019.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership, and Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2020 (unaudited) and December 31, 2019 (audited) and the results of its operations for the three months ended March 31, 2020 and 2019 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2019 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2019 information has been derived from the audited financial statements as of December 31, 2019.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Master Fund recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Master Fund’s open tax years, 2016 to 2019, the General Partner has determined that no reserves for uncertain tax positions were required.

The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At March 31, 2020 and December 31, 2019, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	March 31,	December 31,
	2020	2019
Partnership	24.51%	30.30%
Cayman Feeder	68.92%	60.29%

Total	93.43%	90.59%

The capital withdrawals payable at March 31, 2020 and December 31, 2019 were $22,486,790 and $9,961,404, respectively, as detailed below.

	March 31,	December 31,
	2020	2019
Direct investors (1)	$10,329,337	$9,224,590
Partnership	503,669	736,814
Cayman Feeder	11,653,784	-

Total	$22,486,790	$9,961,404

(1) Includes General Partner’s profit share of $9,224,590 at December 31, 2019.

The Master Fund bears expenses, including, but not limited to, periodic legal, accounting and filing fees, up to an amount equal to 1/4 of 1% per annum of average net assets of the Master Fund (the “Expense Cap”). Amounts subject to the Expense Cap include expenses incurred at the Master Fund and Cayman Feeder level. The General Partner bears any excess over such amounts.

3. FAIR VALUE

The Fair Value Measurements topic of the Codification defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

During the three months ended March 31, 2020 and 2019, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of March 31, 2020 and December 31, 2019 in valuing the Master Fund’s investments at fair value. At March 31, 2020 and December 31, 2019, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2020

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$558,908,939	$-	$558,908,939

Short-Term Money Market Fund*	48,466,090	-	48,466,090
Exchange-traded futures contracts
Energies	5,404,745	-	5,404,745
Grains	360,518	-	360,518
Interest rates	3,786,800	-	3,786,800
Livestock	23,380	-	23,380
Metals	2,220,365	-	2,220,365
Softs	445,493	-	445,493
Stock indices	1,886,919	-	1,886,919

Total exchange-traded futures contracts	14,128,220	-	14,128,220

Over-the-counter forward currency contracts	-	10,470,448	10,470,448

Total futures and forward currency contracts (2)	14,128,220	10,470,448	24,598,668

Total financial assets and liabilities at fair value	$621,503,249	$10,470,448	$631,973,697

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$56,099,798
Investments in U.S. Treasury notes held in custody			502,809,141
Total investments in U.S. Treasury notes			$558,908,939

(2)
Net unrealized appreciation on open futures and forward currency contracts			$26,231,612
Net unrealized depreciation on open futures and forward currency contracts			(1,632,944)
Total net unrealized appreciation on open futures and forward currency contracts			$24,598,668

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2019

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$540,523,554	$-	$540,523,554

Short-Term Money Market Fund*	53,739,414	-	53,739,414
Exchange-traded futures contracts
Energies	1,488,216	-	1,488,216
Grains	(956,377)	-	(956,377)
Interest rates	1,988,070	-	1,988,070
Livestock	(560)	-	(560)
Metals	1,418,636	-	1,418,636
Softs	(11,671)	-	(11,671)
Stock indices	1,504,174	-	1,504,174

Total exchange-traded futures contracts	5,430,488	-	5,430,488

Over-the-counter forward currency contracts	-	(5,818,429)	(5,818,429)

Total futures and forward currency contracts (2)	5,430,488	(5,818,429)	(387,941)

Total financial assets and liabilities at fair value	$599,693,456	$(5,818,429)	$593,875,027

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$99,835,520
Investments in U.S. Treasury notes			440,688,034
Total investments in U.S. Treasury notes			$540,523,554

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,430,488
Net unrealized depreciation on open futures and forward currency contracts			(5,818,429)
Total net unrealized depreciation on open futures and forward currency contracts			$(387,941)

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at March 31, 2020 by market sector:

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

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in a net asset position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair values of futures and forward currency contracts in a net liability position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Master Fund’s policy regarding fair value measurement is discussed in the Fair Value note, contained herein.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2020 and December 31, 2019. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2020

					Net
					Unrealized
					Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$-	$-	$5,763,403	$(358,658)	$5,404,745
Grains	514,163	(76,200)	3,757	(81,202)	360,518
Interest rates	5,418,581	(1,631,781)	-	-	3,786,800
Livestock	29,400	(6,020)	-	-	23,380
Metals	841,418	(9,658,201)	11,697,095	(659,947)	2,220,365
Softs	27,994	(32,213)	470,677	(20,965)	445,493
Stock indices	1,769,154	(155,951)	674,876	(401,160)	1,886,919
Total futures contracts	8,600,710	(11,560,366)	18,609,808	(1,521,932)	14,128,220

Forward currency contracts	12,239,364	(30,255,678)	41,514,551	(13,027,789)	10,470,448

Total futures and forward currency contracts	$20,840,074	$(41,816,044)	$60,124,359	$(14,549,721)	$24,598,668

Fair value of futures and forward currency contracts at December 31, 2019

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$1,656,534	$(615,478)	$454,900	$(7,740)	$1,488,216
Grains	108,438	(11,390)	27,625	(1,081,050)	(956,377)
Interest rates	100,513	(362,761)	2,831,719	(581,401)	1,988,070
Livestock	220	(780)	-	-	(560)
Metals	3,111,912	(1,261,081)	1,384,686	(1,816,881)	1,418,636
Softs	85,545	(7,010)	51,203	(141,409)	(11,671)
Stock indices	1,842,192	(1,507,335)	1,346,994	(177,677)	1,504,174
Total futures contracts	6,905,354	(3,765,835)	6,097,127	(3,806,158)	5,430,488

Forward currency contracts	16,640,916	(2,649,519)	2,433,081	(22,242,907)	(5,818,429)

Total futures and forward currency contracts	$23,546,270	$(6,415,354)	$8,530,208	$(26,049,065)	$(387,941)

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2020 and 2019 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2020 and 2019

	Three months	Three months
	ended:	ended:
	March 31,	March 31,
Sector	2020	2019
Futures contracts:
Energies	$49,101,218	$(10,506,327)
Grains	(1,129,745)	1,502,777
Interest rates	(11,638,533)	23,630,534
Livestock	845,070	(930)
Metals	(7,132,220)	(1,122,722)
Softs	2,602,868	186,065
Stock indices	(204,346,133)	5,790,280
Total futures contracts	(171,697,475)	19,479,677

Forward currency contracts	5,221,395	(5,050,367)

Total futures and forward currency contracts	$(166,476,080)	$14,429,310

For the three months ended March 31, 2020 and 2019, the monthly average number of futures contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2020	2019

Average bought	127,925	60,582
Average sold	119,470	61,880
Average notional	$8,430,000,000	$7,200,000,000

The customer agreements between the Master Fund, the futures clearing brokers including, Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC, and BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.) as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”), give the Master Fund the legal right to net unrealized gains and losses on open futures and forward currency contracts. The Master Fund netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under FASB Accounting Standards Codification Topic 210, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2020 and December 31, 2019.

Offsetting of derivative assets and liabilities at March 31, 2020

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$5,463,171	$(1,405,912)	$4,057,259
Counterparty I	18,007,128	(11,553,158)	6,453,970
Counterparty J	3,740,219	(123,228)	3,616,991
Total futures contracts	27,210,518	(13,082,298)	14,128,220

Forward currency contracts
Counterparty G	31,754,738	(19,651,346)	12,103,392
Total assets	$58,965,256	$(32,733,644)	$26,231,612

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statement of	the Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts
Counterparty K	$23,632,121	$(21,999,177)	$1,632,944
Total liabilities	$23,632,121	$(21,999,177)	$1,632,944

	Net amounts of
	Assets	Amounts Not Offset in the
	presented in the	Statement of Financial Condition
	Statement of Financial	Financial	Collateral
Counterparty	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$4,057,259	$-	$(4,057,259)	$-
Counterparty I	6,453,970	-	(6,453,970)	-
Counterparty J	3,616,991	-	(3,616,991)	-
Counterparty G	12,103,392	-	-	12,103,392

Total	$26,231,612	$-	$(14,128,220)	$12,103,392

	Net amounts of
	Liabilities	Amounts Not Offset in the
	presented in the	Statement of Financial Condition
	Statement of Financial	Financial	Collateral
Counterparty	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty K	$1,632,944	$-	$1,632,944	$-

Total	$1,632,944	$-	$1,632,944	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2020.
(4)	Net amount represents the amounts owed by the Master Fund to each counterparty as of March 31, 2020.

Offsetting of derivative assets and liabilities at December 31, 2019

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statement of	the Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$3,717,018	$(1,875,962)	$1,841,056
Counterparty I	8,233,113	(4,958,504)	3,274,609
Counterparty J	1,052,350	(737,527)	314,823
Total assets	$13,002,481	$(7,571,993)	$5,430,488

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statement of	the Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts
Counterparty G	$13,703,550	$(9,104,039)	$4,599,511
Counterparty K	11,188,876	(9,969,958)	1,218,918
Total liabilities	$24,892,426	$(19,073,997)	$5,818,429

	Net amounts of
	Assets	Amounts Not Offset in the
	presented in the	Statement of Financial Condition
	Statement of Financial	Financial	Collateral
Counterparty	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$1,841,056	$-	$(1,841,056)	$-
Counterparty I	3,274,609	-	(3,274,609)	-
Counterparty J	314,823	-	(314,823)	-
Total	$5,430,488	$-	$(5,430,488)	$-

	Net amounts of
	Liabilities	Amounts Not Offset in the
	presented in the	Statement of Financial Condition
	Statement of Financial	Financial	Collateral
Counterparty	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty G	$4,599,511	$-	$4,599,511	$-
Counterparty K	1,218,918	-	1,218,918	-
Total	$5,818,429	$-	$5,818,429	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2019.
(4)	Net amount represents the amounts owed by the Master Fund to each counterparty as of December 31, 2019.

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

The Master Fund’s forward currency trading activities are cleared by DB, and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $77,657,781 and $55,480,494 at March 31, 2020 and December 31, 2019, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2020 and 2019. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	March 31, 2020	March 31, 2019
Profit share earned	$-	$-
Profit share accrued	-	2,325,569
Total profit share	$-	$2,325,569

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

7. SUBSEQUENT EVENTS

In early 2020, an outbreak of a novel strain of coronavirus (SARS-CoV-2) causing the disease COVID-19 emerged globally. As a result, there have been mandates from federal, state and local authorities resulting in an overall decline in economic activity. The ultimate impact of COVID-19 on the financial performance of the Partnership is not reasonably estimable at this time.

During the period from April 1, 2020 to May 14, 2020, contributions of $25,230,000 were made to the Master Fund. The General Partner has performed its evaluation of subsequent events through May 14, 2020 the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be substantially higher; and (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market). The General Partner attempts to control credit risk by causing the Partnership and the Master Fund to deal exclusively with large, well-capitalized financial institutions as brokers and counterparties.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due to limited open interest in certain futures markets or to daily price fluctuation limits, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations for the three months ended March 31, 2020, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

CRITICAL ACCOUNTING ESTIMATES

The Master Fund records its transactions in futures, forward and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Master Fund on the day with respect to which net assets are being determined. Open spot currency contracts are valued based on the current Spot Price. Open forward currency contracts are recorded at fair value, based on pricing models that consider the Spot Price and Forward Point. Spot Prices and Forward Points for open forward currency contracts are generally based on the median of the average midpoint of bid/ask quotations at the last minute ending at 3:00 P.M. New York time provided by widely used quotation service providers on the day with respect to which net assets are being determined. Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Partnership may be in between these periods. The General Partner’s policy to determine fair value for forward currency contracts involves first calculating the number of Months to Maturity, then identifying the Forward Month Contracts. Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. The General Partner will also compare the calculated price to the forward currency prices provided by dealers to determine whether the calculated price is fair and reasonable.

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

Period ended March 31, 2020

Total
Partners’
Capital of the
Month Ended:	Partnership
March 31, 2020	$161,206,850
December 31, 2019	191,189,357

Three Months
Change in Partners’ Capital	$(29,982,507)
Percent Change	(15.68)%

THREE MONTHS ENDED MARCH 31, 2020

The decrease in the Partnership’s net assets of $29,982,507 was attributable to net loss after profit share through its investment in the Master Fund of $40,123,915 and withdrawals of $2,068,992 which were partially offset by contributions of $12,210,400.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2020 increased $82,918 relative to the corresponding period in 2019. The increase was due to an increase in the average net asset value of the Master Fund during the three months ended March 31, 2020, relative to the corresponding period in 2019.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2020 increased $63,059 relative to the corresponding period in 2019. The increase was due predominantly to an increase in the average net asset value of the Partnership during the three months ended March 31, 2020, relative to the corresponding period in 2019.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended March 31, 2020 increased $46,455 relative to the corresponding period in 2019. The increase was due to an increase in the average net asset value of commission paying investors of the Master Fund during the three months ended March 31, 2020, relative to the corresponding period in 2019.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2020 increased $1,439 relative to the corresponding period in 2019. The increase was due to an increase in the average net asset value of the Master Fund during the three months ended March 31, 2020, relative to the corresponding period in 2019.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2020 decreased $173,175 relative to the corresponding period in 2019. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields and partially offset by an increase in average net asset value of the Partnership during the three months ended March 31, 2020 relative to the corresponding period in 2019.

For the three months ended March 31, 2020, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized losses of $38,815,257 from trading operations (including foreign exchange transactions and translations). Management fees of $881,272, brokerage commissions of $239,309, selling commissions and platform fees of $777,504, administrative and operating expenses of $148,671, custody fees and other expenses of $7,360. Interest income of $745,458 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $40,123,915.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.63%
Energies	6.25%
Grains	(0.22)%
Interest rates	(1.51)%
Livestock	0.06%
Metals	(1.01)%
Softs	0.32%
Stock indices	(24.26)%
Trading loss*	(19.74)%

*	Percentage of the Partnership Capital

MANAGEMENT DISCUSSION – 2020

Three months ended March 31, 2020

The Partnership posted a sizable loss in the first quarter as the COVID-19 pandemic and its economic impacts spread across the globe, roiling financial and commodity markets. The onset of the oil price war between Saudi Arabia and Russia in early March added significantly to the market turmoil. Losses from long equity futures positions and, to a much lesser extent, from trading interest rate and metal futures far outpaced the profits from trading energy futures, currency forwards and soft and agricultural commodity futures.

Equity futures, which had been underpinned early in January by the U.S.-China trade deal, accommodative global monetary policy and the conservative election victory in Great Britain, collapsed as COVID-19 spread from China to the Middle East to Europe to the U.S.A. and became a global pandemic. As the potential scope and duration of the damage to global demand became evident, the selling of equities and other financial investments cascaded violently. In response, strong, coordinated and unprecedented monetary and fiscal measures were implemented by countries across the globe. For example in the U.S., the Federal Reserve (the “Fed”), at two emergency meetings, cut interest rates by 1.5% to near zero; the Fed also expanded the magnitude and scope of its QE, swap lines and other lending facilities well beyond that seen during the Global Financial Crisis; and a fiscal stimulus package measured at about 10% of GDP was assembled in about a week and was added to two smaller packages announced early in March. While these policy efforts did give a fillip to financial markets and help to stabilize them, the damage to equity prices and markets remained large. Broad-based losses were sustained on a short vix trade and on long positions in U.S., Canadian, European, British, Japanese, non-Japan Asian and emerging markets equity index futures, especially in the second half of the quarter.

Interest rates on government debt were buffeted by a variety of cross currents during the quarter including: the actual and anticipated negative impact of the pandemic on global growth; a flight to safety that boosted demand for government debt; a rush for liquidity and U.S. dollars that at times led to a forced liquidation of government debt; 27 central banks cutting official rates 68 times during March, according to centralbankrates.com; and central banks creating numerous massive liquidity provision and QE programs in order to stabilize struggling financial markets globally. Overall, short positions in U.S., German and Canadian note and bond futures posted losses and were reversed to long positions. Trading of British Gilts, long positions in French and Australian bond futures and a long position in the short-term euribor future were also unprofitable, particularly in mid-March, when market participants sought liquidity. Long positions in short-term eurodollar, British, Italian and Australian interest rate futures and in Japanese government bond futures produced partially offsetting profits. A long position in the 5-year U.S. note in January was also profitable.

Trading of metal futures was fractionally unprofitable. Industrial metal prices were pummeled in response to the actual and expected growth-reducing impacts of COVID-19. The price of silver, which had been supported for a time as a safe haven precious metal, succumbed to profit-taking and to a dramatic weakening in industrial demand and a long position was unprofitable. A long platinum position was also unprofitable. On the other hand, short copper, aluminum, nickel and zinc positions were profitable and a long gold trade benefitted from safe haven demand and also posted a gain.

Oil prices fell to their lowest levels in 17 years as demand collapsed due to shelter-in-place orders, travel bans and other efforts to mitigate the pandemic, and as supply surged due to the unrelenting price war between Saudi Arabia and Russia. The price of WTI crude oil, which had eased down from $61/barrel at the end of 2019 to about $54/barrel on February 20, plunged precipitously thereafter, falling to under $20/barrel on March 30. Short positions in Brent crude, WTI crude, RBOB gasoline, London gas oil, heating oil and natural gas were highly profitable, particularly in March.

Foreign exchange rates were buffeted by a variety of cross currents from interest rate, liquidity, safe haven and energy price influences during the quarter. Performance in these instruments was mixed but slightly profitable. Long dollar trades against the Brazilian real, Russian ruble, Aussie dollar and a few other emerging market currencies were profitable. A long euro/short Norway trade was also profitable in the wake of the oil price collapse. On the other hand, long dollar trades versus the euro, yen, Singapore dollar, and Swedish krona were unprofitable, as was trading versus the British, Canadian, Indian, South African, Norwegian, Polish and New Zealand currencies.

Trading of soft and agricultural commodity futures was fractionally profitable.

Period ended March 31, 2019

Total
Partners’
Capital of the
Month Ended:	Partnership
March 31, 2019	$164,573,043
December 31, 2018	159,519,606

Three Months
Change in Partners’ Capital	$5,053,437
Percent Change	3.17%

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

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(1.08)%
Energies	(2.21)%
Grains	0.31%
Interest rates	4.95%
Livestock	(0.02)%
Metals	(0.26)%
Softs	0.02%
Stock indices	1.17%
Trading gain*	2.88%

* Percentage of the Partnership Capital

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedules of investments setting forth open futures, forward and other contracts at March 31, 2020 and December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. Refer to Form 8-K filed on March 4, 2020 for the limited partnership interests sold on January 1, 2020, February 1, 2020, and March 1, 2020.

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

The following table summarizes the redemptions by Series A and Series B limited partners during the three months ended March 31, 2020. There were no Series C or Series D redemptions.

	Series A		Series B
Date of	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit
January 31, 2020	(798.6320)	$1,261.95	-	$1,476.75
February 29, 2020	(433.1540)	1,172.67	(36.0390)	1,374.68
March 31, 2020	(499.3786)	1,008.59	-	1,184.30

Total	(1,731.1646)		(36.0390)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included herewith:

31.01	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.02	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.03	Rule 13(a)-14(a)/15(d)-14(a) Certification of President and Chief Operating Officer
31.04	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.01	Section 1350 Certification of Co-Chief Executive Officer
32.02	Section 1350 Certification of Co-Chief Executive Officer
32.03	Section 1350 Certification of President and Chief Operating Officer
32.04	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Millburn Ridgefield Corporation, General Partner

Date: May 14, 2020

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)