Form 10-Q
period 2020-06-30
Millburn Multi-Markets Fund L.P.
filed 2020-08-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.

Financial statements

For the three and six months ended June 30, 2020 and 2019 (unaudited)

(a) At June 30, 2020 (unaudited) and December 31, 2019

(b) For the six months ended June 30, 2020 and 2019 (unaudited)

(c) For the three and six months ended June 30, 2020 and 2019 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$155,420,631	$191,189,357
Due from the Master Fund	7,064,805	736,814
Cash and cash equivalents	60,000	2,864,000

Total assets	$162,545,436	$194,790,171

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$60,000	$2,864,000
Capital withdrawal payable to Limited Partners	7,064,805	736,814

Total liabilities	7,124,805	3,600,814

PARTNERS’ CAPITAL:
General Partner	2,597,004	3,122,595

Limited partners:
Series A (121,880.4254 and 132,149.4067 units outstanding)	125,543,465	166,972,241
Series B (6,601.6195 and 7,006.4813 units outstanding)	8,024,677	10,343,480
Series C (3,305.9311 and 3,207.8856 units outstanding)	4,100,103	4,831,807
Series D (12,897.0725 and 4,132.1394 units outstanding)	15,155,382	5,919,234

Total limited partners	152,823,627	188,066,762

Total partners’ capital	155,420,631	191,189,357

TOTAL	$162,545,436	$194,790,171

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,030.05	$1,263.51
Series B	$1,215.56	$1,476.27
Series C	$1,240.23	$1,506.23
Series D	$1,175.10	$1,432.49

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2020	June 30, 2019

INVESTMENT INCOME:
Interest income	$5,929	$-
Interest income (allocated from the Master Fund)	422,328	972,059

Total investment income	428,257	972,059

EXPENSES:
Management fees (allocated from the Master Fund)	813,157	817,828
Brokerage commissions (allocated from the Master Fund)	182,230	214,084
Selling commissions and platform fees (allocated from the Master Fund)	700,660	739,067
Administrative and operating expenses (allocated from the Master Fund)	161,695	148,324
Custody fees and other expenses (allocated from the Master Fund)	7,433	6,916

Total expenses	1,865,175	1,926,219

NET INVESTMENT LOSS	(1,436,918)	(954,160)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	10,392,888	1,461,937
Foreign exchange transactions	(18,133)	(40,678)
Net change in unrealized:
Futures and forward currency contracts	(4,993,399)	(904,767)
Foreign exchange translation	119,789	91,162
Net gains (losses) from U.S. Treasury notes:
Realized	57,750	-
Net change in unrealized	(512,732)	214,716

Net realized and unrealized gains allocated from the Master Fund	5,046,163	822,370

NET INCOME (LOSS)	3,609,245	(131,790)

LESS PROFIT SHARE ALLOCATION (FROM) THE MASTER FUND	-	(31,131)

NET INCOME (LOSS) AFTER PROFIT SHARE	$3,609,245	$(100,659)

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$21.46	$(1.52)
Series B	$31.26	$3.86
Series C	$31.90	$3.93
Series D	$28.07	$1.51

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2020	June 30, 2019

INVESTMENT INCOME:
Interest income	$5,929	$-
Interest income (allocated from the Master Fund)	1,167,786	1,890,692

Total investment income	1,173,715	1,890,692

EXPENSES:
Management fees (allocated from the Master Fund)	1,694,429	1,616,182
Brokerage commissions (allocated from the Master Fund)	421,539	390,334
Selling commissions and platform fees (allocated from the Master Fund)	1,478,164	1,470,116
Administrative and operating expenses (allocated from the Master Fund)	310,366	295,556
Custody fees and other expenses (allocated from the Master Fund)	14,793	14,054

Total expenses	3,919,291	3,786,242

NET INVESTMENT LOSS	(2,745,576)	(1,895,550)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(35,152,921)	10,440,982
Foreign exchange transactions	(230,567)	(90,619)
Net change in unrealized:
Futures and forward currency contracts	1,377,488	(5,146,654)
Foreign exchange translation	(72,279)	47,171
Net gains (losses) from U.S. Treasury notes:
Realized	202,347	(926)
Net change in unrealized	106,838	340,254

Net realized and unrealized gains (losses) allocated from the Master Fund	(33,769,094)	5,590,208

NET INCOME (LOSS)	(36,514,670)	3,694,658

LESS PROFIT SHARE ALLOCATION TO THE MASTER FUND	-	720,039

NET INCOME (LOSS) AFTER PROFIT SHARE	$(36,514,670)	$2,974,619

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$(233.46)	$20.44
Series B	$(260.71)	$34.59
Series C	$(266.00)	$35.29
Series D	$(257.39)	$28.59

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the six months ended June 30, 2020 and 2019

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2020	$3,122,595	$166,972,241	132,149.4067	$10,343,480	7,006.4813	$4,831,807	3,207.8856	$5,919,234	4,132.1394	$191,189,357

Capital contributions	-	2,241,400	1,775.4043	150,000	120.8102	150,000	106.9465	11,599,000	8,837.3909	14,140,400
Capital withdrawals	-	(12,655,209)	(12,044.3856)	(643,386)	(525.6720)	(11,039)	(8.9010)	(84,822)	(72.4578)	(13,394,456)
Net (loss) before profit share	(525,591)	(31,014,967)	-	(1,825,417)	-	(870,665)	-	(2,278,030)	-	(36,514,670)
Profit share	-	-	-	-	-	-	-	-	-	-
PARTNERS’ CAPITAL — June 30, 2020	$2,597,004	$125,543,465	121,880.4254	$8,024,677	6,601.6195	$4,100,103	3,305.9311	$15,155,382	12,897.0725	$155,420,631

Net Asset Value per Unit at June 30, 2020			$1,030.05		$1,215.56		$1,240.23		$1,175.10

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2019	$2,788,913	$144,621,713	121,399.2481	$9,305,965	6,794.4628	$2,008,278	1,437.1195	$794,737	593.8529	$159,519,606

Capital contributions	-	3,085,000	2,581.4299	685,000	497.9878	1,211,000	859.3544	3,405,150	2,529.4332	8,386,150
Capital withdrawals	-	(4,958,397)	(4,132.0095)	(501,799)	(361.3438)	(162,222)	(114.9250)	-	-	(5,622,418)
Transfers between Series		-	0.0000	-	0.0000	-	0.0000	-	-	-
Net income before profit share	117,295	3,100,414	-	304,520	-	85,930	-	86,499	-	3,694,658
Profit share	-	(624,490)	-	(60,822)	-	(17,427)	-	(17,300)	-	(720,039)
PARTNERS’ CAPITAL — June 30, 2019	$2,906,208	$145,224,240	119,848.6685	$9,732,864	6,931.1068	$3,125,559	2,181.5489	$4,269,086	3,123.2861	$165,257,957

Net Asset Value per Unit at June 30, 2019			$1,211.73		$1,404.23		$1,432.72		$1,366.86

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2020

The following information presents per unit operating performance data for each series for the three months ended June 30, 2020.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,008.59	$1,184.30	$1,208.33	$1,147.03

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(9.84)	(5.52)	(5.66)	(7.96)
Total trading and investing gains (1)	31.30	36.78	37.56	36.03

Net income before profit share allocation from the Master Fund	21.46	31.26	31.90	28.07

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00	0.00

Net income from operations after profit share allocation from the Master Fund	21.46	31.26	31.90	28.07

NET ASSET VALUE PER UNIT — End of period	$1,030.05	$1,215.56	$1,240.23	$1,175.10

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	2.13%	2.64%	2.64%	2.45%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	2.13%	2.64%	2.64%	2.45%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.86%	2.86%	2.86%	3.61%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00	0.00

Total expenses	4.86%	2.86%	2.86%	3.61%

Net investment loss (3) (4) (5)	(3.82)%	(1.82)%	(1.82)%	(2.57)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2020

The following information presents per unit operating performance data for each series for the six months ended June 30, 2020.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,263.51	$1,476.27	$1,506.23	$1,432.49

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(19.06)	(9.62)	(9.84)	(14.17)
Total trading and investing losses (1)	(214.40)	(251.09)	(256.16)	(243.22)

Net loss before profit share allocation from the Master Fund	(233.46)	(260.71)	(266.00)	(257.39)

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(233.46)	(260.71)	(266.00)	(257.39)

NET ASSET VALUE PER UNIT — End of period	$1,030.05	$1,215.56	$1,240.23	$1,175.10

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(18.48)%	(17.66)%	(17.66)%	(17.97)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(18.48)%	(17.66)%	(17.66)%	(17.97)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.87%	2.87%	2.87%	3.62%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00	0.00

Total expenses	4.87%	2.87%	2.87%	3.62%

Net investment loss (3) (4) (5)	(3.50)%	(1.50)%	(1.51)%	(2.36)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2019

The following information presents per unit operating performance data for each series for the three months ended June 30, 2019.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,213.25	$1,400.37	$1,428.79	$1,365.35

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(7.73)	(1.94)	(2.03)	(4.56)
Total trading and investing gains (1)	5.86	6.55	8.27	4.87

Net income (loss) before profit share allocation from the Master Fund	(1.87)	4.61	6.24	0.31

Less: profit share allocation from the Master Fund (1) (6)	(0.35)	0.75	2.31	(1.20)

Net income (loss) from operations after profit share allocation from the Master Fund	(1.52)	3.86	3.93	1.51

NET ASSET VALUE PER UNIT — End of period	$1,211.73	$1,404.23	$1,432.72	$1,366.86

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(0.16)%	0.34%	0.48%	0.23%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	(0.03)	0.06	0.20	0.12

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(0.13)%	0.28%	0.28%	0.11%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.91%	2.91%	2.91%	3.67%
Profit share allocation from the Master Fund (2) (6)	(0.03)	0.06	0.20	0.12

Total expenses	4.88%	2.97%	3.11%	3.79%

Net investment loss (3) (4) (5)	(2.56)%	(0.56)%	(0.57)%	(1.33)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2019

The following information presents per unit operating performance data for each series for the six months ended June 30, 2019.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,191.29	$1,369.64	$1,397.43	$1,338.27

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(15.32)	(3.84)	(3.96)	(8.88)
Total trading and investing gains (1)	40.89	47.10	49.91	46.64

Net income before profit share allocation from the Master Fund	25.57	43.26	45.95	37.76

Less: profit share allocation from the Master Fund (1) (6)	5.13	8.67	10.66	9.17

Net income from operations after profit share allocation from the Master Fund	20.44	34.59	35.29	28.59

NET ASSET VALUE PER UNIT — End of period	$1,211.73	$1,404.23	$1,432.72	$1,366.86

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	2.15%	3.16%	3.28%	2.82%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.43	0.63	0.75	0.68

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	1.72%	2.53%	2.53%	2.14%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.87%	2.87%	2.87%	3.64%
Profit share allocation from the Master Fund (2) (6)	0.43	0.63	0.75	0.68

Total expenses	5.30%	3.50%	3.62%	4.32%

Net investment loss (3) (4) (5)	(2.55)%	(0.55)%	(0.56)%	(1.31)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at June 30, 2020 (unaudited) and December 31, 2019 and the results of its operations for the three and six months ended June 30, 2020 and 2019 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2020 and December 31, 2019 was 24.72% and 30.30%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At June 30, 2020 and December 31, 2019, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C and Series D Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Series A	130,309.971	121,178.879	131,771.314	121,811.636
Series B	7,009.353	7,082.976	7,007.977	7,013.214
Series C	3,314.794	1,813.897	3,279.537	1,634.484
Series D	12,728.774	2,484.977	9,918.909	1,887.069

5. SUBSEQUENT EVENTS

During the period from July 1, 2020 to August 13, 2020, contributions of $260,000 were made to the Partnership. The General Partner has performed its evaluation of subsequent events through August 13, 2020, the date the form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the Financial Statements.

(a) At June 30, 2020 (unaudited) and December 31, 2019

(b) For the six months ended June 30, 2020 and 2019 (unaudited)

(c) For the three and six months ended June 30, 2020 and 2019 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $62,533,734 and $99,692,940)	$62,806,199	$99,835,520
Net unrealized appreciation on open futures and forward currency contracts	5,146,878	5,430,488
Due from brokers, net	22,863,301	20,430,870
Cash denominated in foreign currencies (cost $30,351,686 and $31,152,549)	30,540,418	31,566,671

Total equity in trading accounts	121,356,796	157,263,549

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $478,256,679 and $440,349,793)	478,985,622	440,688,034

CASH AND CASH EQUIVALENTS	52,654,345	53,997,893

ACCRUED INTEREST RECEIVABLE	2,285,236	2,333,434

DUE FROM MILLBURN MULTI-MARKETS LTD.	11,063	100

TOTAL	$655,293,062	$654,283,010

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$1,670,447	$5,818,429
Cash overdrafts denominated in foreign currencies (cost $1,297,079 and $0)	1,411,376	-
Subscriptions in advance	-	1,565,000
Capital withdrawal payable to Limited Partners	12,802,989	736,814
Capital withdrawal payable to General Partner	-	9,224,590
Management fee payable	716,541	798,199
Selling commissions payable	232,221	283,920
Accrued expenses	522,077	254,637
Due to brokers, net	9,058,653	4,479,776
Commissions and other trading fees on open futures contracts	62,579	119,320
Accrued profit share	32,583	-

Total liabilities	26,509,466	23,280,685

PARTNERS’ CAPITAL	628,783,596	631,002,325

TOTAL	$655,293,062	$654,283,010

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2020

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.05%	$330,428
Grains	0.16	1,018,582
Interest rates:
2 Year U.S. Treasury Note (420 contracts, settlement date September 2020)	0.01	59,695
5 Year U.S. Treasury Note (931 contracts, settlement date September 2020)	0.02	132,664
10 Year U.S. Treasury Note (375 contracts, settlement date September 2020)	0.01	91,812
30 Year U.S. Treasury Bond (152 contracts, settlement date September 2020)	0.03	167,063
Other interest rates	0.72	4,502,219

Total interest rates	0.79	4,953,453

Livestock	0.00	(7,610)
Metals	0.55	3,431,770
Softs	(0.02)	(130,805)
Stock indices	0.27	1,729,376

Total long futures contracts	1.80	11,325,194

Short futures contracts:
Energies	(0.05)	(338,643)
Grains	(0.04)	(229,770)
Interest rates	0.00	6,256
Livestock	0.00	(3,020)
Metals	(0.99)	(6,213,028)
Softs	(0.01)	(39,187)
Stock indices	0.11	639,076

Total short futures contracts	(0.98)	(6,178,316)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.82	5,146,878

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.02)	(6,425,754)
Total short forward currency contracts	0.76	4,755,307

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.26)	(1,670,447)

TOTAL	0.56%	$3,476,431

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2020

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$166,640,000	U.S. Treasury notes, 1.500%, 08/15/2020	26.55%	$166,932,922
166,540,000	U.S. Treasury notes, 1.750%, 11/15/2020	26.65	167,535,337
57,540,000	U.S. Treasury notes, 2.250%, 02/15/2021	9.27	58,291,841
145,900,000	U.S. Treasury notes, 2.625%, 05/15/2021	23.70	149,031,721
	Total investments in U.S. Treasury notes (amortized cost $540,790,413)	86.17%	$541,791,821

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2019

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.16%	$1,041,056
Grains	0.02	97,048
Interest rates:
10 Year U.S. Treasury Note (111 contracts, settlement date March 2018)
30 Year U.S. Treasury Bond (28 contracts, settlement date March 2019)
Other interest rates	(0.04)	(274,802)

Total interest rates	(0.04)	(262,248)
Livestock	0.00	(560)
Metals	0.30	1,850,831
Softs	0.01	78,535
Stock indices	0.05	334,857

Total long futures contracts	0.50	3,139,519

Short futures contracts:
Energies	0.07	447,160
Grains	(0.17)	(1,053,425)
Interest rates:
10 Year U.S. Treasury Note (773 contracts, settlement date March 2020)	0.00	15,234
Other interest rates	0.35	2,235,084

Total interest rates	0.35	2,250,318

Livestock	0.00
Metals	(0.07)	(432,195)
Softs	(0.01)	(90,206)
Stock indices	0.19	1,169,317

Total short futures contracts	0.36	2,290,969

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.86	5,430,488

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.22	13,991,397
Total short forward currency contracts	(3.14)	(19,809,826)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.92)	(5,818,429)

TOTAL	(0.06)%	$(387,941)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2019

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$178,740,000	U.S. Treasury notes, 1.375%, 02/15/2020	28.32%	$178,698,108
184,140,000	U.S. Treasury notes, 1.500%, 05/15/2020	29.17	184,089,649
177,840,000	U.S. Treasury notes, 1.500%, 08/15/2020	28.17	177,735,797
	Total investments in U.S. Treasury notes (amortized cost $540,042,733)	85.66%	$540,523,554

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30,	June 30,
	2020	2019
INVESTMENT INCOME — Interest income	$1,759,805	$3,391,184

EXPENSES:
Brokerage commissions	744,598	745,098
Management fees	2,268,370	2,123,907
Selling commissions and platform fees	707,418	741,840
Administrative and operating expenses	323,308	304,414
Custody fees and other expenses	31,493	24,186
Total expenses	4,075,187	3,939,445

NET INVESTMENT LOSS	(2,315,382)	(548,261)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	42,069,864	4,651,094
Foreign exchange transactions	(16,419)	(170,451)
Net change in unrealized:
Futures and forward currency contracts	(21,122,237)	(2,863,569)
Foreign exchange translation	426,000	355,266
Net gains (losses) from U.S. Treasury notes:
Realized	244,667	-
Net change in unrealized	(2,124,914)	759,167
Total net realized and unrealized gains	19,476,961	2,731,507

NET INCOME	17,161,579	2,183,246
LESS PROFIT SHARE TO GENERAL PARTNER	32,583	360,041
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$17,128,996	$1,823,205

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2020	2019
INVESTMENT INCOME — Interest income	$4,826,921	$6,148,942

EXPENSES:
Brokerage fees	1,726,361	1,270,120
Management fees	4,777,630	3,933,616
Selling commissions and platform fees	1,488,611	1,475,611
Administrative and operating expenses	644,692	577,878
Custody fees and other expenses	63,395	45,255
Total expenses	8,700,689	7,302,480

NET INVESTMENT LOSS	(3,873,768)	(1,153,538)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(149,392,825)	31,641,912
Foreign exchange transactions	(908,402)	(322,096)
Net change in unrealized:
Futures and forward currency contracts	3,864,372	(15,425,077)
Foreign exchange translation	(339,687)	221,978
Net gains (losses) from U.S. Treasury notes:
Realized	854,283	(2,728)
Net change in unrealized	520,587	1,135,070
Total net realized and unrealized gains (losses)	(145,401,672)	17,249,059

NET INCOME (LOSS)	(149,275,440)	16,095,521
LESS PROFIT SHARE TO GENERAL PARTNER	32,583	2,685,610
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(149,308,023)	$13,409,911

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the six months ended June 30, 2020

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2020	$629,952,934	$-	$1,049,391	$631,002,325
Contributions	248,723,600	-	-	248,723,600
Withdrawals	(101,634,306)	-	-	(101,634,306)
Net (loss) before profit share	(149,099,913)	-	(175,527)	(149,275,440)
General Partner’s allocation - profit share	(32,583)	-	-	(32,583)
PARTNERS’ CAPITAL - June 30, 2020	$627,909,732	$-	$873,864	$628,783,596

For the six months ended June 30, 2019

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2019	$473,885,200	$-	$939,174	$474,824,374
Contributions	169,259,732	30,173	-	169,289,905
Withdrawals	(66,941,480)	-	-	(66,941,480)
Net income before profit share	16,054,849	11	40,661	16,095,521
General Partner’s allocation - profit share	(2,685,610)	-	-	(2,685,610)
PARTNERS’ CAPITAL - June 30, 2019	$589,572,691	$30,184	$979,835	$590,582,710

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Total return before General Partner profit share allocation (3)	2.71%	0.40%	(17.56)%	3.28%
Less: General Partner profit share allocation (3)	-	0.08	-	0.65

Total return after General Partner profit share allocation (3)	2.71%	0.32%	(17.56)%	2.63%

Ratios to average net asset value:
Expenses (1) (4)	2.56%	2.64%	2.66%	2.66%
General Partner profit share allocation (3)	-	0.08	-	0.65

Total expenses (1)	2.56%	2.72%	2.66%	3.31%

Net investment loss (1) (2) (4)	(1.52)%	(0.28)%	(1.28)%	(0.34)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1)	Includes the Limited Partner’s proportionate share of expenses allocated from the Master Fund’s operations for the three and six months ended June 30, 2020 and 2019.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Total return before General Partner profit share allocation (3)	2.62%	0.38%	(17.60)%	3.18%
Less: General Partner profit share allocation (3)	-	0.06	-	0.51

Total return after General Partner profit share allocation (3)	2.62%	0.32%	(17.60)%	2.67%

Ratios to average net asset value:
Expenses (1) (4)	2.40%	2.72%	2.50%	2.80%
General Partner profit share allocation (3)	-	0.06	-	0.51

Total expenses (1)	2.40%	2.78%	2.50%	3.31%

Net investment loss (1) (2) (4)	(1.36)%	(0.36)%	(1.10)%	(0.46)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the Limited Partners’ proportionate share of expenses allocated from the Master Fund’s operations for the three and six months ended June 30, 2020 and 2019.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts, as well as hedging using forward currency contracts and also acts as a master fund for the Partnership and Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”).

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2020 (unaudited) and December 31, 2019 and the results of its operations for the three and six months ended June 30, 2020 and 2019 (unaudited).

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2016 to 2019, the General Partner has determined that no reserves for uncertain tax positions were required.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At June 30, 2020 and December 31, 2019, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	June 30,	December 31,
	2020	2019
Partnership	24.72%	30.30%
Cayman Feeder	67.68%	60.29%

Total	92.40%	90.59%

The capital withdrawals payable at June 30, 2020 and December 31, 2019 were $12,802,989 and $9,961,404, respectively, as detailed below.

	June 30,	December 31,
	2020	2019
Direct investors (1)	$673,052	$9,224,590
Partnership	7,064,805	736,814
Cayman Feeder	5,065,132	-

Total	$12,802,989	$9,961,404

(1)	Includes General Partner’s profit share of $9,224,590 at December 31, 2019.

The Master Fund bears expenses, incurred at the Master Fund and Cayman Feeder level, including, but not limited to, periodic legal, accounting and filing fees, up to an amount equal to 1/4 of 1% per annum of average net assets of the Master Fund (the “Expense Cap”). The General Partner bears any excess over such amounts.

3. FAIR VALUE

The Fair Value Measurement topic of the Codification defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

During the three and six months ended June 30, 2020 and 2019, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of June 30, 2020 and December 31, 2019 in valuing the Master Fund’s investments at fair value. At June 30, 2020 and December 31, 2019, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2020

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$541,791,821	$-	$541,791,821

Short-Term Money Market Fund*	52,404,345	-	52,404,345
Exchange-traded futures contracts
Energies	(8,215)	-	(8,215)
Grains	788,812	-	788,812
Interest rates	4,959,709	-	4,959,709
Livestock	(10,630)	-	(10,630)
Metals	(2,781,258)	-	(2,781,258)
Softs	(169,992)	-	(169,992)
Stock indices	2,368,452	-	2,368,452

Total exchange-traded futures contracts	5,146,878	-	5,146,878

Over-the-counter forward currency contracts	-	(1,670,447)	(1,670,447)

Total futures and forward currency contracts (2)	5,146,878	(1,670,447)	3,476,431

Total financial assets and liabilities at fair value	$599,343,044	$(1,670,447)	$597,672,597

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$62,806,199
Investments in U.S. Treasury notes held in custody			478,985,622
Total investments in U.S. Treasury notes			$541,791,821

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,146,878
Net unrealized depreciation on open futures and forward currency contracts			(1,670,447)
Total net unrealized appreciation on open futures and forward currency contracts			$3,476,431

*	The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2019

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$540,523,554	$-	$540,523,554

Short-Term Money Market Fund*	53,739,414	-	53,739,414
Exchange-traded futures contracts
Energies	1,488,216	-	1,488,216
Grains	(956,377)	-	(956,377)
Interest rates	1,988,070	-	1,988,070
Livestock	(560)	-	(560)
Metals	1,418,636	-	1,418,636
Softs	(11,671)	-	(11,671)
Stock indices	1,504,174	-	1,504,174

Total exchange-traded futures contracts	5,430,488	-	5,430,488

Over-the-counter forward currency contracts	-	(5,818,429)	(5,818,429)

Total futures and forward currency contracts (2)	5,430,488	(5,818,429)	(387,941)

Total financial assets and liabilities at fair value	$599,693,456	$(5,818,429)	$593,875,027

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$99,835,520
Investments in U.S. Treasury notes			440,688,034
Total investments in U.S. Treasury notes			$540,523,554

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,430,488
Net unrealized depreciation on open futures and forward currency contracts			(5,818,429)
Total net unrealized depreciation on open futures and forward currency contracts			$(387,941)

*	The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

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

During February 2020, the Cayman Feeder created a new GBP share class. As the Cayman Feeder determines its net asset value in U.S. dollars and the GBP share class’s functional currency is British Pound Sterling, an investment in the GBP share class involves exchange-rate risk; hedging the Cayman Feeder’s GBP share class exposure to U.S. dollars takes place at the Master Fund level. It’s the Master Fund’s general practice to enter into a one-month forward currency contract at the beginning of each month for the purpose of hedging the GBP share class’ beginning of month exposure to U.S. dollars. In the event of mid-month investor subscriptions or redemptions, the Master Fund may increase or decrease its hedge by entering into one or more additional forward currency contracts. The Master Fund may or may not adjust the hedge during a month for profits and losses.

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2020 by market sector:

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

The derivatives held or sold by the Master Fund are for primarily speculative trading purposes. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Master Fund’s trading gains and losses in the Statements of Operations.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2020 and December 31, 2019. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2020

					Net
					Unrealized
					Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$502,123	$(171,695)	$259,155	$(597,798)	$(8,215)
Grains	1,027,930	(9,348)	6,707	(236,477)	788,812
Interest rates	5,301,864	(348,411)	7,949	(1,693)	4,959,709
Livestock	4,850	(12,460)	-	(3,020)	(10,630)
Metals	3,557,779	(126,009)	22,404	(6,235,432)	(2,781,258)
Softs	42,626	(173,431)	-	(39,187)	(169,992)
Stock indices	1,917,163	(187,787)	779,045	(139,969)	2,368,452
Total futures contracts	12,354,335	(1,029,141)	1,075,260	(7,253,576)	5,146,878

Forward currency contracts	4,092,130	(10,517,884)	8,155,354	(3,400,047)	(1,670,447)

Total futures and forward currency contracts	$16,446,465	$(11,547,025)	$9,230,614	$(10,653,623)	$3,476,431

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

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2020 and 2019 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2020 and 2019

	Three months	Three months	Six months	Six months
	ended:	ended:	ended:	ended:
	June 30,	June 30,	June 30,	June 30,
Sector	2020	2019	2020	2019
Futures contracts:
Energies	$(14,234,491)	$(4,742,987)	$34,866,727	$(15,249,314)
Grains	1,664,143	3,869,741	534,398	5,372,518
Interest rates	11,337,052	4,050,500	(301,481)	27,681,034
Livestock	(92,440)	939,390	752,630	938,460
Metals	(2,140,234)	215,551	(9,272,454)	(907,171)
Softs	(1,584,439)	(678,899)	1,018,429	(492,834)
Stock indices	22,441,415	(247,192)	(181,904,718)	5,543,088
Total futures contracts	17,391,006	3,406,104	(154,306,469)	22,885,781

Forward currency contracts	3,556,621	(1,618,579)	8,778,016	(6,668,946)

Total futures and forward currency contracts	$20,947,627	$1,787,525	$(145,528,453)	$16,216,835

For the three months ended June 30, 2020 and 2019, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2020	2019

Average bought	89,768	84,902
Average sold	86,896	88,601
Average notional	$5,846,000,000	$12,228,000,000

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

The following tables represent gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2020 and December 31, 2019.

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$3,544,002	$(921,113)	$2,622,889
Counterparty I	9,286,090	(7,000,965)	2,285,125
Counterparty J	599,503	(360,639)	238,864
Total assets	$13,429,595	$(8,282,717)	$5,146,878

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statements of	the Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts
Counterparty G	$7,098,493	$(6,434,222)	$664,271
Counterparty K	6,819,438	(5,813,262)	1,006,176
Total liabilities	$13,917,931	$(12,247,484)	$1,670,447

	Net amounts of
	Assets	Amounts Not Offset in the Statements of
	presented in the	Financial Condition
	Statements of Financial	Financial	Collateral
Counterparty	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$2,622,889	$-	$(2,622,889)	$-
Counterparty I	2,285,125	-	(2,285,125)	-
Counterparty J	238,864	-	(238,864)	-
Total	$5,146,878	$-	$(5,146,878)	$-

	Net amounts of
	Liabilities	Amounts Not Offset in the Statements of
	presented in the	Financial Condition
	Statements of Financial	Financial	Collateral
Counterparty	Condition	Instruments	Pledged(1)(2)	Net Amount(3)

Counterparty G	$664,271	$-	$664,271	$-
Counterparty K	1,006,176	-	1,006,176	-
Total	$1,670,447	$-	$1,670,447	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2020.
(4)	Net amount represents the amounts owed by the Master Fund to each counterparty as of June 30, 2020.

Offsetting of derivative assets and liabilities at December 31, 2019

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$3,717,018	$(1,875,962)	$1,841,056
Counterparty I	8,233,113	(4,958,504)	3,274,609
Counterparty J	1,052,350	(737,527)	314,823
Total assets	$13,002,481	$(7,571,993)	$5,430,488

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statements of	the Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts
Counterparty G	$13,703,550	$(9,104,039)	$4,599,511
Counterparty K	11,188,876	(9,969,958)	1,218,918
Total liabilities	$24,892,426	$(19,073,997)	$5,818,429

	Net amounts of
	Assets presented in the	Amounts Not Offset in the Statements of Financial Condition
	Statements of Financial	Financial	Collateral
Counterparty	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$1,841,056	$-	$(1,841,056)	$-
Counterparty I	3,274,609	-	(3,274,609)	-
Counterparty J	314,823	-	(314,823)	-

Total	$5,430,488	$-	$(5,430,488)	$-

	Net amounts of
	Liabilities presented in the	Amounts Not Offset in the Statements of Financial Condition
	Statements of Financial	Financial	Collateral
Counterparty	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty G	$4,599,511	$-	$4,599,511	$-
Counterparty K	$1,218,918	-	$1,218,918	-

Total	$5,818,429	$-	$5,818,429	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2019.
(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2019.

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

The Master Fund’s forward currency trading activities are cleared by DB and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $43,036,326 and $55,480,494 at June 30, 2020 and December 31, 2019, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2020 and 2019. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	June 30, 2020	June 30, 2019
Profit share earned	$-	$30,173
Reversal of profit share (1)	-	(2,325,569)
Profit share accrued	32,583	2,655,437
Total profit share	$32,583	$360,041

	Six months ended:	Six months ended:
	June 30, 2020	June 30, 2019
Profit share earned	$-	$30,173
Profit share accrued	32,583	2,655,437
Total profit share	$32,583	$2,685,610

(1)	Reversal of profit share occurs on April 1st

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

7. SUBSEQUENT EVENTS

During the period from July 1, 2020 to August 13, 2020, contributions of $20,260,000 were made to the Master Fund. The General Partner has performed its evaluation of subsequent events through August 13, 2020, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through June 30, 2020, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2020

		Total
		Partners’
		Capital of the
Month Ended:		Partnership
June 30, 2020		$155,420,631
March 31, 2020		161,206,850
December 31, 2019		191,189,357

	Three Months	Six Months
Change in Partners’ Capital	$(5,786,219)	$(35,768,726)
Percent Change	(3.59)%	(18.71)%

THREE MONTHS ENDED JUNE 30, 2020

The decrease in the Partnership’s net assets of $5,786,219 was attributable to withdrawals of $11,325,464 which were partially offset by net income after profit share through its investment in the Master Fund of $3,609,245 and contributions of $1,930,000.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2020 decreased $4,671 relative to the corresponding period in 2019. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2020, relative to the corresponding period in 2019.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2020 decreased $31,854 relative to the corresponding period in 2019. The decrease was due to a decrease in the trading volume during the three months ended June 30, 2020, relative to the corresponding period in 2019.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended June 30, 2020 decreased $38,407 relative to the corresponding period in 2019. The decrease was due to a decrease in the average net assets of Series A during the three months ended June 30, 2020, relative to the corresponding period in 2019.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2020 increased $13,371 relative to the corresponding period in 2019. The increase was due to an increase in expenses related to consulting fees during the three months ended June 30, 2020, relative to the corresponding period in 2019.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2020 decreased $549,731 relative to the corresponding period in 2019. The decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the three months ended June 30, 2020, relative to the corresponding period in 2019.

For the three months ended June 30, 2020, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $5,046,163 from trading operations (including foreign exchange transactions and translations). Management fees of $813,157, brokerage commissions of $182,230, selling commissions and platform fees of $700,660, administrative and operating expenses of $161,695, custody fees and other expenses of $7,433. Interest income of $428,257 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $3,609,245.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.61%
Energies	(2.05)%
Grains	0.26%
Interest rates	1.75%
Livestock	(0.03)%
Metals	(0.34)%
Softs	(0.24)%
Stock indices	3.34%
Trading gain*	3.30%

*	Percentage of the Partnership Capital

SIX MONTHS ENDED JUNE 30, 2020

The decrease in the Partnership’s net assets of $35,768,726 was attributable to net loss after profit share through its investment in the Master Fund of $36,514,670 and withdrawals of $13,394,456 which were partially offset by contributions of $14,140,400.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2020 increased $78,247 relative to the corresponding period in 2019. The increase was due to an increase in the average net asset value of the Partnership during the six months ended June 30, 2020, relative to the corresponding period in 2019.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2020 increased $31,205 relative to the corresponding period in 2019. The increase was due predominantly to an increase in the average net asset value of the Partnership during the six months ended June 30, 2020, relative to the corresponding period in 2019.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the six months ended June 30, 2020 increased $8,048 relative to the corresponding period in 2019. The increase was due to an increase in the average net asset value of commission paying investors of the Master Fund during the six months ended June 30, 2020, relative to the corresponding period in 2019.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2020 increased $14,810 relative to the corresponding period in 2019. The increase was due to an increase in the average net asset value of the Master Fund during the six months ended June 30, 2020, relative to the corresponding period in 2019.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2020 decreased $722,906 relative to the corresponding period in 2019. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields and partially offset by an increase in average net asset value of the Partnership during the six months ended June 30, 2020 relative to the corresponding period in 2019.

For the six months ended June 30, 2020, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized losses of $33,769,094 from trading operations (including foreign exchange transactions and translations). Management fees of $1,694,429, brokerage commissions of $421,539, selling commissions and platform fees of $1,478,164, administrative and operating expenses of $310,366, custody fees and other expenses of $14,793. Interest income of $1,173,175 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $36,514,670.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.29%
Energies	4.12%
Grains	0.09%
Interest rates	0.26%
Livestock	0.08%
Metals	(1.31)%
Softs	0.13%
Stock indices	(21.69)%
Trading loss*	(17.03)%

*	Percentage of the Partnership Capital

MANAGEMENT DISCUSSION – 2020

Three months ended June 30, 2020

The Partnership was profitable in the second quarter as gains from long equity and interest rate futures positions and from trading currency forwards and grain futures outdistanced losses from trading energy, metal and soft commodity futures.

The sentiment of equity market participants improved continuously throughout the quarter in response to a steady stream of aggressive monetary and fiscal policy actions from global authorities—especially in the U.S.; surprising improvements in economic activity as economies cautiously reopened; and sporadic encouraging news concerning COVID-19 therapies and vaccines. But this overall attitude improvement was muted periodically-- and especially during the second half of June—by: evidence of new COVID-19 hotspots such as Beijing, Germany, Australia, EM and several U.S. states; the statistical reports on growth and unemployment; and the expanding tensions between the U.S. (and other many western countries) and China. Long positions in U.S. equity futures were particularly profitable, although long positions in German, French, Dutch, Chinese, Taiwanese and Korean stock futures added to the gains. A short U.K. FTSE position and trading of the Canadian equity future were also profitable, as was a short VIX trade in May. On the other hand, short positions in Japanese, Australian, Italian and Spanish equity futures and trading of the EAFE and emerging market index futures posted partially offsetting losses.

Long interest rate futures positions were profitable during the quarter. Strongly accommodative monetary policies, a plunge in global growth, and disinflationary impulses worldwide restrained interest rates across yield curves. Safe haven buying of government securities also placed downward pressure on rates. Not even the extraordinary fiscal policy efforts leading to unprecedentedly large deficits and debt/GDP levels across the globe were able to boost borrowing cost more than temporarily. Long positions in U.S., Canadian, German, French, Italian and British interest rate futures were profitable, while a long Japanese government bond future position was unprofitable.

The U.S. dollar traded in a narrow range from the start of April until mid-May, fell about 5% into early June and edged up a bit into the end of the quarter and long euro and Swiss franc positions versus the U.S. dollar were profitable. Long positions in high yielding Polish and South African currencies relative to the U.S. dollar also produced gains. A long New Zealand dollar trade was profitable against a supportive domestic backdrop that has seen the New Zealand government announce a complete end to COVID-19 restrictions due to the virtual eradication of the virus in the country. Trading the U.S. currency against the Brazilian real, Singapore dollar and Turkish lira was also profitable during the quarter. On the other hand, the Aussie dollar, which had fallen sharply during the first quarter of 2020, rebounded in April and a short position was unprofitable. Long U.S. dollar trades versus the currencies of Norway, Chile and Colombia were also unprofitable.

Ample grain supplies globally continue to weigh on prices and short wheat positions and trading of corn were profitable in June. A reduction in demand for corn to make ethanol pushed stockpiles higher. Meanwhile, trading of the soybean complex was slightly unprofitable.

Energy markets were buffeted by conflicting forces during the second quarter. On the one hand, the massive COVID-19 demand shock saw a collapse of WTI prices from near $61/barrel at the start of 2020 to only $12/barrel near the end of April—having actually fallen briefly below zero in mid-April. On the other hand, supply reductions from the Organization of the Petroleum Exporting Countries (“OPEC”) via agreements and from non-OPEC producers in response to plunging market prices helped prices to recover sharply in May and June to around $40/barrel, as market participants were encouraged by signs of economic reopening. Overall, losses from trading WTI crude, Brent crude, RBOB gasoline and heating oil outpaced a small profit from a short natural gas trade.

Copper prices, which had fallen sharply earlier this year, rebounded during the quarter among a weaker dollar and encouraging signs of economic reopening, particularly from Asia, and the Partnership’s short copper positions were unprofitable. Short positions in other industrial metals—aluminum, nickel, zinc, and platinum—also registered losses and were reduced or reversed. The Partnership saw a gain on a long gold position in April. Trading of silver was also fractionally profitable.

Finally, trading of sugar and cotton futures were each slightly unprofitable.

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

Equity futures, which had been underpinned early in January by the U.S.-China trade deal, accommodative global monetary policy and the conservative election victory in Great Britain, collapsed as COVID-19 spread from China to the Middle East to Europe to the U.S.A. and became a global pandemic. As the potential scope and duration of the damage to global demand became evident, the selling of equities and other financial investments cascaded violently. In response, strong, coordinated and unprecedented monetary and fiscal measures were implemented by countries across the globe. For example in the U.S., the Federal Reserve (the “Fed”), at two emergency meetings, cut interest rates by 1.5% to near zero; the Fed also expanded the magnitude and scope of its quantitative easing (“QE”), swap lines and other lending facilities well beyond that seen during the Global Financial Crisis; and a fiscal stimulus package measured at about 10% of GDP was assembled in about a week and was added to two smaller packages announced early in March. While these policy efforts did give a fillip to financial markets and help to stabilize them, the damage to equity prices and markets remained large. Broad-based losses were sustained on a short vix trade and on long positions in U.S., Canadian, European, British, Japanese, non-Japan Asian and emerging markets equity index futures, especially in the second half of the quarter.

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

Foreign exchange rates were buffeted by a variety of cross currents from interest rate, liquidity, safe haven and energy price influences during the quarter. Performance in these instruments was mixed but slightly profitable. Long U.S. dollar trades against the Brazilian real, Russian ruble, Aussie dollar and a few other emerging market currencies were profitable. A long euro/short Norway trade was also profitable in the wake of the oil price collapse. On the other hand, long U.S. dollar trades versus the euro, yen, Singapore dollar, and Swedish krona were unprofitable, as was trading versus the British, Canadian, Indian, South African, Norwegian, Polish and New Zealand currencies.

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

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(0.30)%
Energies	(0.79)%
Grains	0.66%
Interest rates	0.71%
Livestock	0.16%
Metals	0.03%
Softs	(0.11)%
Stock indices	(0.06)%
Trading gain*	0.30%

*	Percentage of the Partnership Capital

SIX MONTHS ENDED JUNE 30, 2019

The increase in the Partnership’s net assets of $5,738,351was attributable to net income after profit share through its investment in the Master Fund of $2,974,619 and contributions of $8,386,150 which were partially offset by withdrawals of $5,622,418.

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

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(1.39)%
Energies	(2.99)%
Grains	0.97%
Interest rates	5.70%
Livestock	0.14%
Metals	(0.24)%
Softs	(0.10)%
Stock indices	1.11%
Trading gain*	3.20%

*	Percentage of the Partnership Capital

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at June 30, 2020 and December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On April 1, 2020, May 1, 2020, and June 1, 2020, the Partnership sold Units to new and existing limited partners of $1,500,000, $100,000 and $330,000 respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B, Series C and Series D limited partners during the three months ended June 30, 2020.

	Series A		Series B		Series C		Series D
	Units	NAV	Units	NAV	Units	NAV	Units	NAV
Date of Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
April 30, 2020	(1,900.6304)	$1,039.44	-	$1,222.56	-	$1,247.37	-	$1,183.35
May 31, 2020	(1,849.2572)	1,027.21	(248.4480)	1,210.19	-	1,234.74	(72.4578)	1,170.64
June 30, 2020	(6,563.3334)	1,030.05	(241.1850)	1,215.56	(8.9010)	1,240.23	-	1,175.10
Total	(10,313.2210)		(489.6330)		(8.9010)		(72.4578)

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
General Partner

Date: August 13, 2020

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)