Form 10-Q/A
period 2020-06-30
Millburn Multi-Markets Fund L.P.
filed 2020-08-18
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, originally filed with the Securities and Exchange Commission on August 13, 2020, is to correct the Condensed Schedule of Investments as of December 31, 2019 for Millburn Multi-Markets Trading L.P. by providing certain information inadvertently omitted from the Condensed Schedule of Investments as of December 31, 2019 filed with our quarterly report but that was otherwise included in our annual report on Form 10-K for fiscal year 2019 filed with the commission on April 15, 2020.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q that may have been affected by subsequent events.

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