Form 10-Q
period 2020-09-30
Millburn Multi-Markets Fund L.P.
filed 2020-11-12
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2020

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

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.

Financial statements

For the three and nine months ended September 30, 2020 and 2019 (unaudited)

(a)	At September 30, 2020 (unaudited) and December 31, 2019

(b)	For the nine months ended September 30, 2020 and 2019 (unaudited)

(c)	For the three and nine months ended September 30, 2020 and 2019 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

	September 30, 2020 (unaudited)	December 31, 2019

ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$145,308,218	$191,189,357
Due from the Master Fund	7,775,717	736,814
Cash and cash equivalents	60,000	2,864,000
Total assets	$153,143,935	$194,790,171

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$60,000	$2,864,000
Capital withdrawals payable to Limited Partners	7,775,717	736,814

Total liabilities	7,835,717	3,600,814

PARTNERS’ CAPITAL:
General Partner	2,717,415	3,122,595

Limited partners:
Series A (107,164.3869 and 132,149.4067 units outstanding)	114,353,977	166,972,241
Series B (6,342.6726 and 7,006.4813 units outstanding)	8,027,115	10,343,480
Series C (3,305.9311 and 3,207.8856 units outstanding)	4,268,791	4,831,807
Series D (13,053.9392 and 4,132.1394 units outstanding)	15,940,920	5,919,234

Total limited partners	142,590,803	188,066,762

Total partners’ capital	145,308,218	191,189,357

TOTAL	$153,143,935	$194,790,171

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,067.09	$1,263.51
Series B	$1,265.57	$1,476.27
Series C	$1,291.25	$1,506.23
Series D	$1,221.16	$1,432.49

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2020	September 30, 2019
INVESTMENT INCOME:
Interest income	$1	$-
Interest income (allocated from the Master Fund) (1)	224,644	976,040

Total investment income	224,645	976,040

EXPENSES:
Management fees (allocated from the Master Fund) (1)	767,867	861,699
Brokerage commissions (allocated from the Master Fund) (1)	184,387	251,295
Selling commissions and platform fees (allocated from the Master Fund) (1)	654,093	774,127
Administrative and operating expenses (allocated from the Master Fund) (1)	117,935	148,720
Custody fees and other expenses (allocated from the Master Fund) (1)	7,258	7,216

Total expenses	1,731,540	2,043,057

NET INVESTMENT LOSS	(1,506,895)	(1,067,017)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,183,119	3,870,390
Foreign exchange transactions	444,691	(85,052)
Net change in unrealized:
Futures and forward currency contracts	1,701,388	(1,455,882)
Foreign exchange translation	(6,377)	(104,967)
Net gains (losses) from U.S. Treasury notes:
Realized	4,818	29,655
Net change in unrealized	(182,589)	(89,503)

Net realized and unrealized gains allocated from the Master Fund	7,145,050	2,164,641

NET INCOME	5,638,155	1,097,624

LESS PROFIT SHARE ALLOCATION TO THE MASTER FUND	-	210,708

NET INCOME AFTER PROFIT SHARE	$5,638,155	$886,916

NET INCOME PER UNIT OUTSTANDING:
Series A	$37.04	$5.40
Series B	$50.01	$11.96
Series C	$51.02	$12.20
Series D	$46.06	$9.54

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund as of period end.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2020	September 30, 2019
INVESTMENT INCOME:
Interest income	$5,930	$-
Interest income (allocated from the Master Fund) (1)	1,392,430	2,866,732

Total investment income	1,398,360	2,866,732

EXPENSES:
Management fees (allocated from the Master Fund) (1)	2,462,296	2,477,881
Brokerage commissions (allocated from the Master Fund) (1)	605,926	641,629
Selling commissions and platform fees (allocated from the Master Fund) (1)	2,132,257	2,244,243
Administrative and operating expenses (allocated from the Master Fund) (1)	428,301	444,276
Custody fees and other expenses (allocated from the Master Fund) (1)	22,051	21,270
Total expenses	5,650,831	5,829,299

NET INVESTMENT LOSS	(4,252,471)	(2,962,567)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(29,969,802)	14,311,372
Foreign exchange transactions	214,124	(175,671)
Net change in unrealized:
Futures and forward currency contracts	3,078,876	(6,602,536)
Foreign exchange translation	(78,656)	(57,796)
Net gains (losses) from U.S. Treasury notes:
Realized	207,165	28,729
Net change in unrealized	(75,751)	250,751

Net realized and unrealized gains (losses) allocated from the Master Fund	(26,624,044)	7,754,849

NET INCOME (LOSS)	(30,876,515)	4,792,282

LESS PROFIT SHARE ALLOCATION TO THE MASTER FUND	-	930,747

NET INCOME (LOSS) AFTER PROFIT SHARE	$(30,876,515)	$3,861,535

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$(196.42)	$25.84
Series B	$(210.70)	$46.55
Series C	$(214.98)	$47.49
Series D	$(211.33)	$38.13

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund as of period end.

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the nine months ended September 30, 2020 and 2019

	General		Limited Partners
	Partner		Series A		Series B		Series C		Series D		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL — January 1, 2020	$3,122,595	1,623.2659	$166,972,241	132,149.4067	$10,343,480	7,006.4813	$4,831,807	3,207.8856	$5,919,234	4,132.1394	$191,189,357

Capital contributions	-	-	2,257,400	1,790.7268	150,000	120.8101	150,000	106.9465	11,859,000	9,052.9189	14,416,400
Capital withdrawals	-	-	(28,285,064)	(26,775.7466)	(968,765)	(784.6188)	(11,039)	(8.9010)	(156,156)	(131.1191)	(29,421,024)
Net (loss) before profit share	(405,180)	-	(26,590,600)	-	(1,497,600)	-	(701,977)	-	(1,681,158)	-	(30,876,515)
Profit share	-	-	-	-	-	-	-	-	-	-	-
PARTNERS’ CAPITAL — September 30, 2020	$2,717,415	1,623.2659	$114,353,977	107,164.3869	$8,027,115	6,342.6726	$4,268,791	3,305.9311	$15,940,920	13,053.9392	$145,308,218

Net Asset Value per Unit at September 30, 2020		$1,674.04		$1,067.09		$1,265.57		$1,291.25		$1,221.16

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL — January 1, 2019	$2,788,913	$144,621,713	121,399.2481	$9,305,965	6,794.4628	$2,008,278	1,437.1195	$794,737	593.8529	$159,519,606

Capital contributions	-	20,942,369	17,256.2975	997,500	718.8190	1,211,000	859.3543	4,369,150	3,240.6694	27,520,019
Capital withdrawals	-	(9,505,879)	(7,839.2192)	(653,063)	(467.7075)	(218,608)	(153.9490)	-	-	(10,377,550)
Net income before profit share	162,779	3,958,644	-	409,204	-	119,196	-	142,459	-	4,792,282
Profit share	-	(796,416)	-	(81,759)	-	(24,080)	-	(28,492)	-	(930,747)
PARTNERS’ CAPITAL — September 30 2019	$2,951,692	$159,220,431	130,816.3264	$9,977,847	7,045.5743	$3,095,786	2,142.5248	$5,277,854	3,834.5223	$180,523,610

Net Asset Value per Unit at September 30, 2019			$1,217.13		$1,416.19		$1,444.92		$1,376.40

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

 Statement of Financial Highlights (UNAUDITED)

 For the three months ended September 30, 2020

The following information presents per unit operating performance data for each series for the three months ended September 30, 2020.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D
NET ASSET VALUE PER UNIT — Beginning of period	$1,030.05	$1,215.56	$1,240.23	$1,175.10

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(11.07)	(6.87)	(7.15)	(9.36)
Total trading and investing gains (1)	48.11	56.88	58.17	55.42

Net income before profit share allocation from the Master Fund	37.04	50.01	51.02	46.06

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00	0.00

Net income from operations after profit share allocation from the Master Fund	37.04	50.01	51.02	46.06

NET ASSET VALUE PER UNIT — End of period	$1,067.09	$1,265.57	$1,291.25	$1,221.16

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	3.60%	4.11%	4.11%	3.92%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	3.60%	4.11%	4.11%	3.92%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.80%	2.80%	2.80%	3.55%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00	0.00

Total expenses	4.80%	2.80%	2.80%	3.55%

Net investment loss (3) (4) (5)	(4.22)%	(2.22)%	(2.22)%	(2.98)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not Annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

 Statement of Financial Highlights (UNAUDITED)

 For the nine months ended September 30, 2020

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2020.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D
NET ASSET VALUE PER UNIT — Beginning of period	$1,263.51	$1,476.27	$1,506.23	$1,432.49

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(30.13)	(16.49)	(16.99)	(23.53)
Total trading and investing losses (1)	(166.29)	(194.21)	(197.99)	(187.80)

Net loss before profit share allocation from the Master Fund	(196.42)	(210.70)	(214.98)	(211.33)

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(196.42)	(210.70)	(214.98)	(211.33)

NET ASSET VALUE PER UNIT — End of period	$1,067.09	$1,265.57	$1,291.25	$1,221.16

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(15.55)%	(14.27)%	(14.27)%	(14.75)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(15.55)%	(14.27)%	(14.27)%	(14.75)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.85%	2.85%	2.85%	3.59%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00	0.00

Total expenses	4.85%	2.85%	2.85%	3.59%

Net investment loss (3) (4) (5)	(3.72)%	(1.73)%	(1.73)%	(2.60)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not Annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2019

The following information presents per unit operating performance data for each series for the three months ended September 30, 2019.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D
NET ASSET VALUE PER UNIT — Beginning of period	$1,211.73	$1,404.23	$1,432.72	$1,366.86

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(8.25)	(2.50)	(2.67)	(5.25)
Total trading and investing gains (1)	14.99	17.39	17.45	17.33

Net income (loss) before profit share allocation from the Master Fund	6.74	14.89	14.78	12.08

Less: profit share allocation from the Master Fund (1) (6)	1.34	2.93	2.58	2.54

Net income (loss) from operations after profit share allocation from the Master Fund	5.40	11.96	12.20	9.54

NET ASSET VALUE PER UNIT — End of period	$1,217.13	$1,416.19	$1,444.92	$1,376.40

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	0.56%	1.06%	1.06%	0.93%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.11	0.21	0.21	0.23

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	0.45%	0.85%	0.85%	0.70%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.95%	2.96%	2.96%	3.70%
Profit share allocation from the Master Fund (2) (6)	0.11	0.21	0.21	0.23

Total expenses	5.06%	3.17%	3.17%	3.93%

Net investment loss (3) (4) (5)	(2.71)%	(0.71)%	(0.71)%	(1.46)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not Annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2019

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2019.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D
NET ASSET VALUE PER UNIT — Beginning of period	$1,191.29	$1,369.64	$1,397.43	$1,338.27

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(23.57)	(6.34)	(6.63)	(14.13)
Total trading and investing gains (1)	55.88	64.49	67.36	63.97

Net income before profit share allocation from the Master Fund	32.31	58.15	60.73	49.84

Less: profit share allocation from the Master Fund (1) (6)	6.47	11.60	13.24	11.71

Net income from operations after profit share allocation from the Master Fund	25.84	46.55	47.49	38.13

NET ASSET VALUE PER UNIT — End of period	$1,217.13	$1,416.19	$1,444.92	$1,376.40

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	2.71%	4.23%	4.33%	3.71%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.54	0.83	0.93	0.86

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	2.17%	3.40%	3.40%	2.85%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.90%	2.90%	2.91%	3.67%
Profit share allocation from the Master Fund (2) (6)	0.54	0.83	0.93	0.86

Total expenses	5.44%	3.73%	3.84%	4.53%

Net investment loss (3) (4) (5)	(2.61)%	(0.61)%	(0.62)%	(1.38)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not Annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at September 30, 2020 (unaudited) and December 31, 2019 and the results of its operations for the three and nine months ended September 30, 2020 and 2019 (unaudited).

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

The Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2016 to 2019, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2019.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2020 and December 31, 2019 was 22.66% and 30.30%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2020 and December 31, 2019, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series A, Series B, Series C and Series D Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Series A	118,034.723	125,709.641	127,159.028	123,125.249
Series B	6,537.753	7,109.971	6,850.092	7,045.821
Series C	3,305.893	2,181.524	3,288.386	1,818.834
Series D	13,018.240	3,510.215	10,959.560	2,434.064

5. SUBSEQUENT EVENTS

During the period from October 1, 2020 to November 12, 2020, contributions of $249,500 were made to the Partnership. The General Partner has performed its evaluation of subsequent events through November 12, 2020, the date the form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the Financial Statements.

Millburn Multi-Markets Trading L.P.

Financial statements

For the three and nine months ended September 30, 2020 and 2019 (unaudited)

(a)	At September 30, 2020 (unaudited) and December 31, 2019

(b)	For the nine months ended September 30, 2020 and 2019 (unaudited)

(c)	For the three and nine months ended September 30, 2020 and 2019 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	September 30, 2020 (unaudited)	December 31, 2019

ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $76,239,671 and $99,692,940)	$76,305,893	$99,835,520
Net unrealized appreciation on open futures and forward currency contracts	9,798,973	5,430,488
Due from brokers, net	47,821,242	20,430,870
Cash denominated in foreign currencies (cost $29,482,037 and $31,152,549)	29,574,880	31,566,671

Total equity in trading accounts	163,500,988	157,263,549

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $455,513,791 and $440,349,793)	455,672,774	440,688,034

CASH AND CASH EQUIVALENTS	50,147,363	53,997,893

ACCRUED INTEREST RECEIVABLE	3,071,664	2,333,434

DUE FROM MILLBURN MULTI-MARKETS LTD.	-	100

TOTAL	$672,392,789	$654,283,010

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$1,100,687	$5,818,429
Cash overdrafts denominated in foreign currencies (cost $4,172,452 and $0)	4,167,129	-
Subscriptions received in advance	-	1,565,000
Capital withdrawals payable to Limited Partners	19,520,112	736,814
Capital withdrawal payable to General Partner	-	9,224,590
Management fee payable	725,504	798,199
Selling commissions payable	215,538	283,920
Accrued expenses	533,342	254,637
Due to brokers, net	4,776,888	4,479,776
Commissions and other trading fees on open futures contracts	61,666	119,320
Accrued profit share	105,482	-

Total liabilities	31,206,348	23,280,685

PARTNERS’ CAPITAL	641,186,441	631,002,325

TOTAL	$672,392,789	$654,283,010

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2020

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.01%	$46,620
Grains	0.20	1,261,865
Interest rates:
2 Year U.S. Treasury Note (951 contracts, settlement date December 2020)	0.00	30,946
10 Year U.S. Treasury Note (1,202 contracts, settlement date December 2020)	0.00	22,250
30 Year U.S. Treasury Bond (311 contracts, settlement date December 2020)	0.00	1,781
Other interest rates	0.67	4,268,656

Total interest rates	0.67	4,323,633

Metals	0.00	(8,187)
Softs	0.02	120,496
Stock indices	0.15	980,941

Total long futures contracts	1.05	6,725,368

Short futures contracts:
Energies	0.03	163,087
Grains	(0.18)	(1,117,034)
Interest rates	0.00	(6,480)
Livestock	0.00	3,650
Metals	0.04	233,167
Softs	0.01	88,570
Stock indices	0.04	232,788

Total short futures contracts	(0.06)	(402,252)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.99	6,323,116

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.55)	(9,946,552)
Total short forward currency contracts	1.92	12,321,722

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.37	2,375,170

TOTAL	1.36%	$8,698,286

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2020

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value
$138,540,000	U.S. Treasury notes, 1.750%, 11/15/2020	21.65%	$138,829,527
121,540,000	U.S. Treasury notes, 2.250%, 02/15/2021	19.11	122,510,896
134,900,000	U.S. Treasury notes, 2.625%, 05/15/2021	21.37	137,007,813
130,640,000	U.S. Treasury notes, 2.750%, 08/15/2021	20.84	133,630,431
	Total investments in U.S. Treasury notes (amortized cost $531,753,462)	82.97%	$531,978,667

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2019

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.16%	$1,041,056
Grains	0.02	97,048
Interest rates:
2 Year U.S. Treasury Note (300 contracts, settlement date March 2020)	0.00	11,242
5 Year U.S. Treasury Note (612 contracts, settlement date March 2020)	0.00	1,312
Other interest rates	(0.04)	(274,802)

Total interest rates	(0.04)	(262,248)

Livestock	0.00	(560)
Metals	0.30	1,850,831
Softs	0.01	78,535
Stock indices	0.05	334,857

Total long futures contracts	0.50	3,139,519

Short futures contracts:
Energies	0.07	447,160
Grains	(0.17)	(1,053,425)
Interest rates:
10 Year U.S. Treasury Note (773 contracts, settlement date March 2020)	0.00	15,234
Other interest rates	0.35	2,235,084

Total interest rates	0.35	2,250,318

Metals	(0.07)	(432,195)
Softs	(0.01)	(90,206)
Stock indices	0.19	1,169,317

Total short futures contracts	0.36	2,290,969

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.86	5,430,488

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.22	13,991,397
Total short forward currency contracts	(3.14)	(19,809,826)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.92)	(5,818,429)

TOTAL	(0.06)%	$(387,941)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2019

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value
$178,740,000	U.S. Treasury notes, 1.375%, 02/15/2020	28.32%	$178,698,108
184,140,000	U.S. Treasury notes, 1.500%, 05/15/2020	29.17	184,089,649
177,840,000	U.S. Treasury notes, 1.500%, 08/15/2020	28.17	177,735,797
	Total investments in U.S. Treasury notes (amortized cost $540,042,733)	85.66%	$540,523,554

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30,	September 30,
	2020	2019
INVESTMENT INCOME — Interest income	$953,944	$3,354,029

EXPENSES:
Brokerage commissions	786,171	870,942
Management fees	2,199,572	2,241,169
Selling commissions and platform fees	660,975	776,923
Administrative and operating expenses	293,017	302,196
Custody fees and other expenses	31,152	25,133
Total expenses	3,970,887	4,216,363

NET INVESTMENT LOSS	(3,016,943)	(862,334)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	26,629,664	12,039,616
Foreign exchange transactions	1,834,663	(263,750)
Net change in unrealized:
Futures and forward currency contracts	5,221,855	(3,925,457)
Foreign exchange translation	23,731	(411,180)
Net gains (losses) from U.S. Treasury notes:
Realized	20,841	103,281
Net change in unrealized	(776,203)	(313,407)
Total net realized and unrealized gains	32,954,551	7,229,103

NET INCOME	29,937,608	6,366,769
LESS PROFIT SHARE TO GENERAL PARTNER	72,899	1,007,012
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$29,864,709	$5,359,757

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2020	2019
INVESTMENT INCOME — Interest income	$5,780,865	$9,502,971

EXPENSES:
Brokerage commissions	2,512,532	2,141,062
Management fees	6,977,202	6,174,785
Selling commissions and platform fees	2,149,586	2,252,534
Administrative and operating expenses	937,709	880,074
Custody fees and other expenses	94,547	70,388
Total expenses	12,671,576	11,518,843

NET INVESTMENT LOSS	(6,890,711)	(2,015,872)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(122,763,161)	43,681,528
Foreign exchange transactions	926,261	(585,846)

Net change in unrealized:
Futures and forward currency contracts	9,086,227	(19,350,534)
Foreign exchange translation	(315,956)	(189,202)

Net gains (losses) from U.S. Treasury notes:
Realized	875,124	100,553
Net change in unrealized	(255,616)	821,663
Total net realized and unrealized gains (losses)	(112,447,121)	24,478,162

NET INCOME (LOSS)	(119,337,832)	22,462,290
LESS PROFIT SHARE TO GENERAL PARTNER	105,482	3,692,622
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(119,443,314)	$18,769,668

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the nine months ended September 30, 2020

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2020	$629,952,934	$-	$1,049,391	$631,002,325
Contributions	268,999,600	-	-	268,999,600
Withdrawals	(139,372,170)	-	-	(139,372,170)
Net (loss) before profit share	(119,203,276)	-	(134,556)	(119,337,832)
General Partner’s allocation - profit share	(105,482)	-	-	(105,482)
PARTNERS’ CAPITAL - September 30, 2020	$640,271,606	$-	$914,835	$641,186,441

For the nine months ended September 30, 2019

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2019	$473,885,200	$-	$939,174	$474,824,374
Contributions	191,493,602	90,153	-	191,583,755
Withdrawals	(84,628,037)	-	-	(84,628,037)
Net income before profit share	22,409,213	698	52,379	22,462,290
General Partner’s allocation - profit share	(3,692,622)	-	-	(3,692,622)
PARTNERS’ CAPITAL - September 30, 2019	$599,467,356	$90,851	$991,553	$600,549,760

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Total return before General Partner profit share allocation (3)	4.17%	1.11%	(14.12)%	4.42%
Less: General Partner profit share allocation (3) (5)	0.00	0.22	0.00	0.87

Total return after General Partner profit share allocation (3)	4.17%	0.89%	(14.12)%	3.55%

Ratios to average net asset value:
Expenses (1) (4)	2.64%	2.68%	2.61%	2.65%
General Partner profit share allocation (3) (5)	0.00	0.22	0.00	0.87

Total expenses (1)	2.64%	2.90%	2.61%	3.52%

Net investment loss (1) (2) (4)	(2.08)%	(0.48)%	(1.50)%	(0.37)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1)	Includes the Limited Partner’s proportionate share of expenses allocated from the Master Fund’s operations for the three and nine months ended September 30, 2020 and 2019.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.
(5)	In instances of 0.00, value is less than 0.01 when rounded to two decimal places.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Total return before General Partner profit share allocation (3)	4.65%	1.10%	(13.75)%	4.29%
Less: General Partner profit share allocation (3)	0.01	0.17	0.02	0.67

Total return after General Partner profit share allocation (3)	4.64%	0.93%	(13.77)%	3.62%

Ratios to average net asset value:
Expenses (1) (4)	2.40%	2.76%	2.45%	2.77%
General Partner profit share allocation (3)	0.01	0.17	0.02	0.67

Total expenses (1)	2.41%	2.93%	2.47%	3.44%

Net investment loss (1) (2) (4)	(1.84)%	(0.56)%	(1.33)%	(0.48)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the Limited Partners’ proportionate share of expenses allocated from the Master Fund’s operations for the three and nine months ended September 30, 2020 and 2019.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

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

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2020 (unaudited) and December 31, 2019 and the results of its operations for the three and nine months ended September 30, 2020 and 2019 (unaudited).

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

The Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2016 to 2019, the General Partner has determined that no reserves for uncertain tax positions were required.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At September 30, 2020 and December 31, 2019, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	September 30,	December 31,
	2020	2019
Partnership	22.66%	30.30%
Cayman Feeder	69.60%	60.29%

Total	92.26%	90.59%

The capital withdrawals payable at September 30, 2020 and December 31, 2019 were $19,520,112 and $9,961,404, respectively, as detailed below.

	September 30,	December 31,
	2020	2019
Direct investors (1)	$-	$9,224,590
Partnership	7,775,717	736,814
Cayman Feeder	11,744,395	-

Total	$19,520,112	$9,961,404

(1)	Includes General Partner’s profit share of $9,224,590 at December 31, 2019.

The Master Fund bears expenses, incurred at the Master Fund and Cayman Feeder level, including, but not limited to, periodic legal, accounting and filing fees, up to an amount equal to 1/4 of 1% per annum of average net assets of the Master Fund (the “Expense Cap”). The General Partner bears any excess over such amounts.

3. FAIR VALUE

The Fair Value Measurement (Topic 820) of the Codification defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

During the three and nine months ended September 30, 2020 and 2019, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of September 30, 2020 and December 31, 2019 in valuing the Master Fund’s investments at fair value. At September 30, 2020 and December 31, 2019, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2020

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$531,978,667	$-	$531,978,667

Short-Term Money Market Fund*	49,897,263	-	49,897,263
Exchange-traded futures contracts
Energies	209,707	-	209,707
Grains	144,831	-	144,831
Interest rates	4,317,153	-	4,317,153
Livestock	3,650	-	3,650
Metals	224,980	-	224,980
Softs	209,066	-	209,066
Stock indices	1,213,729	-	1,213,729

Total exchange-traded futures contracts	6,323,116	-	6,323,116

Over-the-counter forward currency contracts	-	2,375,170	2,375,170

Total futures and forward currency contracts (2)	6,323,116	2,375,170	8,698,286

Total financial assets and liabilities at fair value	$588,199,046	$2,375,170	$590,574,216

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$76,305,893
Investments in U.S. Treasury notes held in custody			455,672,774
Total investments in U.S. Treasury notes			$531,978,667

(2)
Net unrealized appreciation on open futures and forward currency contracts			$9,798,973
Net unrealized depreciation on open futures and forward currency contracts			(1,100,687)
Total net unrealized appreciation on open futures and forward currency contracts			$8,698,286

*	The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2019

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$540,523,554	$-	$540,523,554

Short-Term Money Market Fund*	53,739,414	-	53,739,414
Exchange-traded futures contracts
Energies	1,488,216	-	1,488,216
Grains	(956,377)	-	(956,377)
Interest rates	1,988,070	-	1,988,070
Livestock	(560)	-	(560)
Metals	1,418,636	-	1,418,636
Softs	(11,671)	-	(11,671)
Stock indices	1,504,174	-	1,504,174

Total exchange-traded futures contracts	5,430,488	-	5,430,488

Over-the-counter forward currency contracts	-	(5,818,429)	(5,818,429)

Total futures and forward currency contracts (2)	5,430,488	(5,818,429)	(387,941)

Total financial assets and liabilities at fair value	$599,693,456	$(5,818,429)	$593,875,027

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$99,835,520
Investments in U.S. Treasury notes			440,688,034
Total investments in U.S. Treasury notes			$540,523,554

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,430,488
Net unrealized depreciation on open futures and forward currency contracts			(5,818,429)
Total net unrealized depreciation on open futures and forward currency contracts			$(387,941)

*	The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

4. DERIVATIVE INSTRUMENTS

The Derivatives and Hedging (Topic 815) of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2020 by market sector:

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

The Derivatives and Hedging (Topic 815) of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in an asset position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair values of futures and forward currency contracts in a liability position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Master Fund’s policy regarding fair value measurement is discussed in the Fair Value note, contained herein.

The derivatives held or sold by the Master Fund are for primarily speculative trading purposes. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Master Fund’s trading gains and losses in the Statements of Operations.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2020 and December 31, 2019. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2020

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$81,030	$(34,410)	$312,884	$(149,797)	$209,707
Grains	1,342,523	(80,658)	23,478	(1,140,512)	144,831
Interest rates	5,702,458	(1,378,825)	4,488	(10,968)	4,317,153
Livestock	-	-	12,940	(9,290)	3,650
Metals	1,642,847	(1,651,034)	986,249	(753,082)	224,980
Softs	155,781	(35,285)	90,360	(1,790)	209,066
Stock indices	2,439,373	(1,458,432)	303,279	(70,491)	1,213,729
Total futures contracts	11,364,012	(4,638,644)	1,733,678	(2,135,930)	6,323,116

Forward currency contracts	8,390,679	(18,337,231)	20,451,330	(8,129,608)	2,375,170

Total futures and forward currency contracts	$19,754,691	$(22,975,875)	$22,185,008	$(10,265,538)	$8,698,286

Fair value of futures and forward currency contracts at December 31, 2019

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$1,656,534	$(615,478)	$454,900	$(7,740)	$1,488,216
Grains	108,438	(11,390)	27,625	(1,081,050)	(956,377)
Interest rates	100,513	(362,761)	2,831,719	(581,401)	1,988,070
Livestock	220	(780)	-	-	(560)
Metals	3,111,912	(1,261,081)	1,384,686	(1,816,881)	1,418,636
Softs	85,545	(7,010)	51,203	(141,409)	(11,671)
Stock indices	1,842,192	(1,507,335)	1,346,994	(177,677)	1,504,174
Total futures contracts	6,905,354	(3,765,835)	6,097,127	(3,806,158)	5,430,488

Forward currency contracts	16,640,916	(2,649,519)	2,433,081	(22,242,907)	(5,818,429)

Total futures and forward currency contracts	$23,546,270	$(6,415,354)	$8,530,208	$(26,049,065)	$(387,941)

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and nine months ended September 30, 2020 and 2019 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2020 and 2019

	Three months	Three months	Nine months	Nine months
	ended:	ended:	ended:	ended:
	September 30,	September 30,	September 30,	September 30,
Sector	2020	2019	2020	2019
Futures contracts:
Energies	$3,755,596	$(12,309,977)	$38,622,323	$(27,559,291)
Grains	(2,756,806)	2,941,487	(2,222,408)	8,314,005
Interest rates	(11,243,708)	2,340,881	(11,545,189)	30,021,915
Livestock	349,200	(771,270)	1,101,830	167,190
Metals	3,466,841	(1,169,758)	(5,805,613)	(2,076,929)
Softs	23,463	1,315,912	1,041,892	823,078
Stock indices	23,781,674	14,121,622	(158,123,044)	19,664,710
Total futures contracts	17,376,260	6,468,897	(136,930,209)	29,354,678

Forward currency contracts	14,475,259	1,645,262	23,253,275	(5,023,684)

Total futures and forward currency contracts	$31,851,519	$8,114,159	$(113,676,934)	$24,330,994

For the three months ended September 30, 2020 and 2019, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2020	2019
Average bought	104,534	105,299
Average sold	103,187	108,308
Average notional	$8,746,000,000	$11,350,000,000

The customer agreements between the Master Fund, the futures clearing brokers including, Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC, BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.) and Goldman Sachs & Co. LLC, as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”), give the Master Fund the legal right to net unrealized gains and losses on open futures and forward currency contracts. The Master Fund netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under FASB Accounting Standards Codification Topic 210, “Balance Sheet,” were met.

The following tables represent gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2020 and December 31, 2019.

Offsetting of derivative assets and liabilities at September 30, 2020

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty C	$4,614,164	$(1,947,394)	$2,666,770
Counterparty J	2,049,070	(312,676)	1,736,394
Counterparty L	6,388,957	(4,454,367)	1,934,590
Total futures contracts	13,052,191	(6,714,437)	6,337,754

Forward currency contracts
Counterparty K	16,127,682	(12,666,463)	3,461,219

Total assets	$29,179,873	$(19,380,900)	$9,798,973

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Futures contracts
Counterparty I	$60,137	$(45,499)	$14,638

Forward currency contracts
Counterparty G	13,800,376	(12,714,327)	1,086,049

Total liabilities	$13,860,513	$(12,759,826)	$1,100,687

	Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$2,666,770	$-	$(2,666,770)	$-
Counterparty J	1,736,394	-	(1,736,394)	-
Counterparty L	1,934,590	-	(1,934,590)	-
Counterparty K	3,461,219	-	-	3,461,219

Total	$9,798,973	$-	$(6,337,754)	$3,461,219

	Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty I	$14,638	$-	$14,638	$-
Counterparty G	1,086,049	-	1,086,049	-

Total	$1,100,687	$-	$1,100,687	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statements of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2020.
(4)	Net amount represents the amounts owed by the Master Fund to each counterparty as of September 30, 2020.

Offsetting of derivative assets and liabilities at December 31, 2019

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty C	$3,717,018	$(1,875,962)	$1,841,056
Counterparty I	8,233,113	(4,958,504)	3,274,609
Counterparty J	1,052,350	(737,527)	314,823
Total assets	$13,002,481	$(7,571,993)	$5,430,488

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Forward currency contracts
Counterparty G	$13,703,550	$(9,104,039)	$4,599,511
Counterparty K	11,188,876	(9,969,958)	1,218,918
Total liabilities	$24,892,426	$(19,073,997)	$5,818,429

	Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,841,056	$-	$(1,841,056)	$-
Counterparty I	3,274,609	-	(3,274,609)	-
Counterparty J	314,823	-	(314,823)	-

Total	$5,430,488	$-	$(5,430,488)	$-

	Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$4,599,511	$-	$4,599,511	$-
Counterparty K	$1,218,918	-	$1,218,918	-

Total	$5,818,429	$-	$5,818,429	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statements of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2019.
(4)	Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2019.

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

The Master Fund’s forward currency trading activities are cleared by DB and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $67,667,007 and $55,480,494 at September 30, 2020 and December 31, 2019, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2020 and 2019. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	September 30, 2020	September 30, 2019
Profit share earned	$-	$59,980
Reversal of profit share (1)	(32,583)	(2,655,437)
Profit share accrued	105,482	3,602,469
Total profit share	$72,899	$1,007,012

	Nine months ended:	Nine months ended:
	September 30, 2020	September 30, 2019
Profit share earned	$-	$90,153
Profit share accrued	105,482	3,602,469
Total profit share	$105,482	$3,692,622

(1)	Reversal of profit share occurs on July 1st

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

7. SUBSEQUENT EVENTS

During the period from October 1, 2020 to November 12, 2020, contributions of $20,349,500 were made to the Master Fund and withdrawals of $14,264,800 were made from the Master Fund. The General Partner has performed its evaluation of subsequent events through November 12, 2020, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through September 30, 2020, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2020

Total
Partners’
Capital of the
Month Ended:	Partnership
September 30, 2020	$145,308,218
June 30, 2020	155,420,631
December 31, 2019	191,189,357

	Three Months	Nine Months
Change in Partners’ Capital	$(10,112,413)	$(45,881,139)
Percent Change	(6.51)%	(24.00)%

THREE MONTHS ENDED SEPTEMBER 30, 2020

The decrease in the Partnership’s net assets of $10,112,413 was attributable to withdrawals of $16,026,568 which were partially offset by net income after profit share through its investment in the Master Fund of $5,638,155 and contributions of $276,000.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2020 decreased $93,832 relative to the corresponding period in 2019. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended September 30, 2020, relative to the corresponding period in 2019.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2020 decreased $66,908 relative to the corresponding period in 2019. The decrease was due to a decrease in the trading volume during the three months ended September 30, 2020, relative to the corresponding period in 2019.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended September 30, 2020 decreased $120,034 relative to the corresponding period in 2019. The decrease was due predominantly to a decrease in the average net asset value of the Partnership during the three months ended September 30, 2020, relative to the corresponding period in 2019.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2020 decreased $30,785 relative to the corresponding period in 2019. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended September 30, 2020, relative to the corresponding period in 2019.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2020 decreased $751,396 relative to the corresponding period in 2019. The decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the three months ended September 30, 2020, relative to the corresponding period in 2019.

For the three months ended September 30, 2020, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $7,145,050 from trading operations (including foreign exchange transactions and translations). Management fees of $767,867, brokerage commissions of $184,387, selling commissions and platform fees of $654,093, administrative and operating expenses of $117,935, custody fees and other expenses of $7,258. Interest income of $224,645 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $5,638,155.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.95%
Energies	0.58%
Grains	(0.41)%
Interest rates	(1.67)%
Livestock	0.05%
Metals	0.52%
Softs	0.01%
Stock indices	3.67%
Trading gain*	4.70%

*	Percentage of the Partnership Capital

NINE MONTHS ENDED SEPTEMBER 30, 2020

The decrease in the Partnership’s net assets of $45,881,139 was attributable to net loss after profit share through its investment in the Master Fund of $30,876,515 and withdrawals of $29,421,024 which were partially offset by contributions of $14,416,400.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2020 decreased $15,585 relative to the corresponding period in 2019. The decrease was due to a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2020, relative to the corresponding period in 2019.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2020 decreased $35,703 relative to the corresponding period in 2019. The decrease was due to a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2020, relative to the corresponding period in 2019.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the nine months ended September 30, 2020 decreased $111,986 relative to the corresponding period in 2019. The decrease was due to a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2020, relative to the corresponding period in 2019.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2020 decreased $15,975 relative to the corresponding period in 2019. The decrease was due to a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2020, relative to the corresponding period in 2019.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2020 decreased $1,474,302 relative to the corresponding period in 2019. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields and partially offset by an increase in average net asset value of the Partnership during the nine months ended September 30, 2020 relative to the corresponding period in 2019.

For the nine months ended September 30, 2020, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized losses of $26,624,044 from trading operations (including foreign exchange transactions and translations). Management fees of $2,462,296, brokerage commissions of $605,926, selling commissions and platform fees of $2,132,257, administrative and operating expenses of $428,301, custody fees and other expenses of $22,051. Interest income of $1,398,360 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $30,876,515.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	3.25%
Energies	4.72%
Grains	(0.33)%
Interest rates	(1.42)%
Livestock	0.12%
Metals	(0.79)%
Softs	0.13%
Stock indices	(18.82)%
Trading loss*	(13.14)%

*	Percentage of the Partnership Capital

MANAGEMENT DISCUSSION – 2020

Three months ended September 30, 2020

The Partnership was profitable in the third quarter as gains from trading equity, energy and metal futures and currency forwards outpaced losses from trading interest rate and grain futures. Trading of soft commodity and livestock futures was nearly flat.

With global fiscal and monetary policy stances remaining accommodative, the economic rebound that commenced during the second half of the second quarter continued during July and August. By September, however, rising COVID-19 cases in many countries and ensuing restrictions, a tapering of fiscal support programs, uncertainty surrounding the upcoming U.S. presidential election, continued tensions between Beijing and Washington, and contentious Brexit talks led to a deceleration in economic momentum and increased turbulence in markets.

This economic environment, together with the fact that leading tech companies reported strong profits, was quite supportive of stock markets. Still, there were times when equities faced headwinds because of investors’ concerns about rising or elevated levels of coronavirus infections, the uneven pace of economic recovery and political risks.

During the quarter, Millburn’s models successfully shifted between long and short positions. For example, both long and short positions in U.S. equity futures, especially for the NASDAQ, were profitable. Trading of the EAFE and emerging markets index futures was also profitable both long and short. Long positions in Chinese, Canadian, French, German and Swedish index futures added to the gains, as did short VIX and Spanish futures trades. On the other hand, short Japanese stock index futures positions, a long British futures position and trading of the Australian index future registered partially offsetting losses.

Throughout the quarter, crude oil prices traded in a $6 band around $40/barrel. Production control efforts from both The Organization of the Petroleum Exporting Countries (“OPEC”) and non-OPEC producers and signs of economic reopening undergirded prices while the demand destruction from the COVID-19 pandemic restrained any upward impulse. Short positions in WTI crude oil, heating oil and London gasoil and trading of Brent crude oil were each fractionally profitable. A long RBOB gasoline position was also profitable in September. On the other hand, a short natural gas position posted a partially offsetting loss. Natural gas prices, after plumbing 10-year lows in the wake of the pandemic and a stubborn supply overhang, were boosted in August by strong cooling demand due to an extraordinarily hot summer in the U.S.; rising industrial demand as economies gradually emerged from lockdown; and from short covering as Hurricane Laura produced a surprise hit on critical natural gas export infrastructure.

For most of the quarter, a weaker U.S. dollar, low interest rates and safe haven demand affected the precious metals markets. Long gold and silver positions were profitable. Silver also benefitted from increased industrial demand. Short copper and aluminum positions registered partially offsetting losses in July and August, and in September, a modest U.S. dollar rebound and weakening economic activity weighed on metal prices. The Partnership experienced small losses on long silver, zinc and gold positions, further reducing the sector’s quarterly gain.

From late March into mid-September the U.S. dollar fell about 10% in volatile trading. The interest rate differential that had previously favored the U.S. dollar collapsed as the Federal Reserve (“Fed”) cut policy rates to near zero. Numerous other Fed programs, including expanded swap lines, reduced an emerging U.S. dollar shortage. The potential of the passage of a joint European fiscal program led to euro strength versus the U.S. dollar. Rising uncertainty concerning the upcoming U.S. presidential election and the strength of U.S. growth relative to that abroad also affected enthusiasm for the U.S. dollar. In September, however, the U.S. dollar did recover somewhat during the risk-off environment that characterized most of the month. Overall, short U.S. dollar positions versus euro, yen, Indian rupee, South African rand, Singapore dollar and New Zealand dollar were profitable in July and August. A short Mexican peso trade was profitable in September. A long sterling trade was profitable in July and a short sterling trade was profitable in September. Elsewhere, trading the U.S. dollar against the Russian and Polish currencies produced partially offsetting losses, especially during September.

Interest rates were volatile during the quarter. Accommodative monetary policy, declining inflation and shrinking economies globally kept downward pressure on interest rates for most of the period, although interest rates did poke higher intermittently. In August, concern about the ability of governments to fund burgeoning fiscal deficits and debt, and about the potential for future increases in inflation, underscored by the announcement of the Fed’s new long-run policy framework, pushed up global interest rates and led to a steeper yield curve in the U.S. Then, after drifting lower again, rates spiked higher in late September in the wake of the unsettling U.S. presidential debate and after Bank of England officials declined to embrace negative interest rates. Overall, trading of German, British, Australian, Canadian and U.S. interest rate futures were unprofitable. Long positions in Italian interest rate futures registered a partially offsetting profit.

Grain trading was fractionally unprofitable during the quarter. The possibility that severely hot weather in the U.S. Midwest could reduce crop yields together with Chinese buying of soybeans and a declining U.S. dollar pushed up grain prices. Short corn, wheat, soybean meal and soybean oil positions posted losses, especially during August and September. Meanwhile, a long soybean trade posted a partially offsetting profit in September.

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

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.28%
Energies	(2.01)%
Grains	0.48%
Interest rates	0.39%
Livestock	(0.13)%
Metals	(0.20)%
Softs	0.21%
Stock indices	2.38%
Trading gain*	1.40%

*	Percentage of the Partnership Capital

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

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(1.12)%
Energies	(4.95)%
Grains	1.44%
Interest rates	6.09%
Livestock	(0.01)%
Metals	(0.45)%
Softs	0.10%
Stock indices	3.50%
Trading gain*	4.60%

*	Percentage of the Partnership Capital

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at September 30, 2020 and December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On July 1, 2020, August 1, 2020, and September 1, 2020, the Partnership sold Units to new and existing limited partners of $60,000, $200,000 and $16,000 respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B, and Series D limited partners during the three months ended September 30, 2020. There were no Series C redemptions.

	Series A		Series B		Series D
	Units	NAV	Units	NAV	Units	NAV
Date of Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
July 31, 2020	(4,074.7649)	$1,064.83	(64.4239)	$1,258.69	(58.6613)	$1,216.04
August 31, 2020	(3,523.5058)	1,044.21	(64.8799)	1,236.38	-	1,193.73
September 30, 2020	(7,133.0903)	1,067.09	(129.6430)	1,265.57	-	1,221.16

Total	(14,731.3610)		(258.9468)		(58.6613)

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
General Partner

Date: November 12, 2020

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)