Form 10-Q
period 2021-03-31
Millburn Multi-Markets Fund L.P.
filed 2021-05-14
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2021

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

(212) 332-7300

(Registrant’s telephone number, including area code)

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

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At March 31, 2021 (unaudited) and December 31, 2020

(b) For the three months ended March 31, 2021 and 2020 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

	March 31, 2021	December 31,
	(unaudited)	2020
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$137,264,652	$139,012,777
Due from the Master Fund	2,096,905	2,272,143

Total assets	$139,361,557	$141,284,920

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital withdrawals payable to Limited Partners	$2,096,905	$2,272,143

Total liabilities	2,096,905	2,272,143

PARTNERS’ CAPITAL:
General Partner	2,918,048	2,803,226

Limited partners:
Series A (95,502.7730 and 99,597.6414 units outstanding)	107,267,347	108,544,835
Series B (5,309.3080 and 5,720.6069 units outstanding)	7,143,564	7,431,183
Series C (2,888.6310 and 3,029.4662 units outstanding)	3,965,455	4,015,189
Series D (12,347.4668 and 12,963.4335 units outstanding)	15,970,238	16,218,344

Total limited partners	134,346,604	136,209,551

Total partners’ capital	137,264,652	139,012,777

TOTAL	$139,361,557	$141,284,920

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,123.19	$1,089.83
Series B	$1,345.48	$1,299.02
Series C	$1,372.78	$1,325.38
Series D	$1,293.40	$1,251.08

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020

INVESTMENT INCOME:
Interest income, net (allocated from the Master Fund)(1)	$17,868	$745,458

EXPENSES:
Management fees (allocated from the Master Fund)(1)	681,716	881,272
Brokerage commissions (allocated from the Master Fund)(1)	210,959	239,309
Selling commissions and platform fees (allocated from the Master Fund)(1)	571,918	777,504
Administrative and operating expenses (allocated from the Master Fund)(1)	130,000	148,671
Custody fees and other expenses (allocated from the Master Fund)(1)	5,871	7,360

Total expenses	1,600,464	2,054,116

NET INVESTMENT LOSS	(1,582,596)	(1,308,658)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND(1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	10,936,180	(45,545,809)
Foreign exchange transactions	(3,463)	(212,434)
Net change in unrealized:
Futures and forward currency contracts	(4,848,991)	6,370,887
Foreign exchange translation	(243,585)	(192,068)
Net gains (losses) from U.S. Treasury notes:
Realized	(4,288)	144,597
Net change in unrealized	31,362	619,570

Net realized and unrealized gains (losses) allocated from the Master Fund	5,867,215	(38,815,257)

NET INCOME (LOSS)	4,284,619	(40,123,915)

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	-	-

NET INCOME (LOSS) AFTER PROFIT SHARE	$4,284,619	$(40,123,915)

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$33.36	$(254.92)
Series B	$46.46	$(291.97)
Series C	$47.40	$(297.90)
Series D	$42.32	$(285.46)

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund as of period end.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (unaudited)

For the three months ended March 31, 2021 and 2020

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2021	$2,803,226	$108,544,835	99,597.6414	$7,431,183	5,720.6069	$4,015,189	3,029.4662	$16,218,344	12,963.4335	$139,012,777

Capital contributions	-	321,000	283.7700	-	-	-	-	-	-	321,000
Capital withdrawals	-	(4,819,773)	(4,378.6384)	(545,834)	(411.2989)	(193,336)	(140.8352)	(794,801)	(615.9667)	(6,353,744)
Net income before profit share	114,822	3,221,285	-	258,215	-	143,602	-	546,695	-	4,284,619
Profit share	-	-	-	-	-	-	-	-	-	-
PARTNERS’ CAPITAL — March 31, 2021	$2,918,048	$107,267,347	95,502.7730	$7,143,564	5,309.3080	$3,965,455	2,888.6310	$15,970,238	12,347.4668	$137,264,652

Net Asset Value per Unit at March 31, 2021			$1,123.19		$1,345.48		$1,372.78		$1,293.40

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2020	$3,122,595	$166,972,241	132,149.4067	$10,343,480	7,006.4813	$4,831,807	3,207.8856	$5,919,234	4,132.1394	$191,189,357

Capital contributions	-	2,241,400	1,775.4044	50,000	36.3723	150,000	106.9465	9,769,000	7,250.4465	12,210,400
Capital withdrawals	-	(2,019,450)	(1,731.1646)	(49,542)	(36.0390)	-	-	-	-	(2,068,992)
Net (loss) before profit share	(605,005)	(33,864,736)	-	(2,045,748)	-	(976,385)	-	(2,632,041)	-	(40,123,915)
Profit share		-	-	-	-	-	-	-	-	-
PARTNERS’ CAPITAL — March 31, 2020	$2,517,590	$133,329,455	132,193.6465	$8,298,190	7,006.8146	$4,005,422	3,314.8321	$13,056,193	11,382.5859	$161,206,850

Net Asset Value per Unit at March 31, 2020			$1,008.59		$1,184.30		$1,208.33		$1,147.03

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (unaudited)

For the three months ended March 31, 2021

The following information presents per unit operating performance data for each series for the three months ended March 31, 2021.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,089.83	$1,299.02	$1,325.38	$1,251.08

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss(1)	(13.66)	(9.73)	(9.93)	(11.74)
Total trading and investing gains(1)	47.02	56.19	57.33	54.06

Net income before profit share allocation from the Master Fund	33.36	46.46	47.40	42.32

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00	0.00

Net income from operations after profit share allocation from the Master Fund	33.36	46.46	47.40	42.32

NET ASSET VALUE PER UNIT — End of period	$1,123.19	$1,345.48	$1,372.78	$1,293.40

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	3.06%	3.58%	3.58%	3.38%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2) (6)	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	3.06%	3.58%	3.58%	3.38%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses(3) (4) (5)	5.01%	3.00%	3.00%	3.75%
Profit share allocation from the Master Fund(2) (6)	0.00	0.00	0.00	0.00

Total expenses	5.01%	3.00%	3.00%	3.75%

Net investment loss(3) (4) (5)	(4.96)%	(2.95)%	(2.95)%	(3.70)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (unaudited)

For the three months ended March 31, 2020

The following information presents per unit operating performance data for each series for the three months ended March 31, 2020.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,263.51	$1,476.27	$1,506.23	$1,432.49

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss(1)	(9.22)	(4.10)	(4.18)	(6.21)
Total trading and investing losses(1)	(245.70)	(287.87)	(293.72)	(279.25)

Net loss before profit share allocation from the Master Fund	(254.92)	(291.97)	(297.90)	(285.46)

Less: profit share allocation from the Master Fund(1)(6)	0.00	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(254.92)	(291.97)	(297.90)	(285.46)

NET ASSET VALUE PER UNIT — End of period	$1,008.59	$1,184.30	$1,208.33	$1,147.03

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	(20.18)%	(19.78)%	(19.78)%	(19.93)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)(6)	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	(20.18)%	(19.78)%	(19.78)%	(19.93)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses(3)(4)(5)	4.88%	2.89%	2.89%	3.63%
Profit share allocation from the Master Fund(2)(6)	0.00	0.00	0.00	0.00

Total expenses	4.88%	2.89%	2.89%	3.63%

Net investment loss(3)(4)(5)	(3.21)%	(1.22)%	(1.22)%	(1.99)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at March 31, 2021 (unaudited) and December 31, 2020 and the results of its operations for the three months ended March 31, 2021 and 2020 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2020 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2020 information has been derived from the audited financial statements as of December 31, 2020.

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

The Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2017 to 2020, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2020.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2021 and December 31, 2020 was 29.53% and 25.08%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At March 31, 2021 and December 31, 2020, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C and Series D Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended March 31,
	2021	2020
Series A	98,217.915	133,232.657
Series B	5,569.929	7,006.601
Series C	3,029.431	3,244.280
Series D	12,753.543	7,109.045

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events through May 14, 2021, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statement.

(a) At March 31, 2021 (unaudited) and December 31, 2020

(b) For the three months ended March 31, 2021 and 2020 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	March 31, 2021	December 31,
	(unaudited)	2020
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $74,053,243 and $91,546,413)	$74,070,836	$91,539,195
Net unrealized appreciation on open futures and forward currency contracts	3,445,130	20,183,485
Due from brokers, net	22,253,022	22,876,161
Cash denominated in foreign currencies (cost $30,131,386 and $21,945,775)	29,965,905	22,644,281

Total equity in trading accounts	129,734,893	157,243,122

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $309,741,513 and $408,518,267)	309,798,017	408,476,105

CASH AND CASH EQUIVALENTS	41,004,174	42,498,650

ACCRUED INTEREST RECEIVABLE	2,633,856	3,523,202

DUE FROM MILLBURN MULTI-MARKETS LTD.	100	100

TOTAL	$483,171,040	$611,741,179

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$3,386,435	$125,252
Capital withdrawal payable to Limited Partners	9,214,899	53,597,364
Capital withdrawal payable to General Partner	-	622,309
Management fee payable	498,136	648,347
Selling commissions payable	193,460	196,027
Accrued expenses	572,372	286,761
Due to brokers, net	4,179,366	1,909,153
Commissions and other trading fees on open futures contracts	33,087	108,048
Accrued profit share	314,956	-

Total liabilities	18,392,711	57,493,261

PARTNERS’ CAPITAL	464,778,329	554,247,918

TOTAL	$483,171,040	$611,741,179

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

March 31, 2021

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.33)%	$(1,551,043)
Grains	0.27	1,253,588
Interest rates	(0.65)	(3,005,890)
Metals	0.26	1,189,552
Softs	(0.01)	(33,820)
Stock indices	0.40	1,880,385

Total long futures contracts	(0.06)	(267,228)

Short futures contracts:
Grains	0.08	350,300
Interest rates	0.02	102,831
Livestock	(0.01)	(46,990)
Metals	0.10	482,068
Softs	0.16	745,747
Stock indices	0.34	1,579,024

Total short futures contracts	0.69	3,212,980

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.63	2,945,752

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(4.03)	(18,739,385)
Total short forward currency contracts	3.41	15,852,328

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.62)	(2,887,057)

TOTAL	0.01%	$58,695

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

March 31, 2021

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$126,900,000	U.S. Treasury notes, 2.625%, 05/15/2021	27.39%	$127,301,520
126,640,000	U.S. Treasury notes, 2.750%, 08/15/2021	27.53	127,941,028
127,080,000	U.S. Treasury notes, 2.000%, 11/15/2021	27.67	128,626,305
	Total investments in U.S. Treasury notes (amortized cost $383,794,756)	82.59%	$383,868,853

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2020

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.15%	$819,755
Grains	0.60	3,317,996
Interest rates:
2 Year U.S. Treasury Note (400 contracts, settlement date March 2021)	0.00	12,742
5 Year U.S. Treasury Note (2,390 contracts, settlement date March 2021)	0.04	227,326
10 Year U.S. Treasury Note (1,971 contracts, settlement date March 2021)	0.04	201,234
30 Year U.S. Treasury Bond (556 contracts, settlement date March 2021)	0.02	85,906
Other interest rates	0.28	1,560,583

Total interest rates	0.38	2,087,791

Metals	1.13	6,253,013
Softs	0.06	345,995
Stock indices	0.82	4,567,677

Total long futures contracts	3.14	17,392,227

Short futures contracts:
Energies	0.11	591,490
Grains	(0.06)	(347,625)
Interest rates:	0.00	(25,918)
Livestock	0.00	(12,760)
Metals	(0.22)	(1,137,354)
Softs	(0.02)	(115,670)
Stock indices	0.14	773,085

Total short futures contracts	(0.05)	(274,752)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	3.09	17,117,475

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.02	11,186,702
Total short forward currency contracts	(1.49)	(8,245,944)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.53	2,940,758

TOTAL	3.62%	$20,058,233

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2020

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$189,080,000	U.S. Treasury notes, 2.250%, 02/15/2021	34.21%	$189,560,086
152,900,000	U.S. Treasury notes, 2.625%, 05/15/2021	27.84	154,306,561
153,640,000	U.S. Treasury notes, 2.750%, 08/15/2021	28.17	156,148,653
	Total investments in U.S. Treasury notes (amortized cost $500,064,680)	90.22%	$500,015,300

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (unaudited)

	For the three months ended
	March 31	March 31
	2021	2020
INVESTMENT INCOME — Interest income, net	$64,244	$3,067,116

EXPENSES:
Brokerage fees	795,691	981,763
Management fees	1,686,076	2,509,260
Selling commissions and platform fees	578,059	781,193
Administrative and operating expenses	285,612	321,384
Custody fees and other expenses	23,792	31,902
Total expenses	3,369,230	4,625,502

NET INVESTMENT LOSS	(3,304,986)	(1,558,386)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	45,335,950	(191,462,689)
Foreign exchange transactions	(11,762)	(891,983)
Net change in unrealized:
Futures and forward currency contracts	(19,999,538)	24,986,609
Foreign exchange translation	(863,987)	(765,687)
Net gains (losses) from U.S. Treasury notes
Realized	(16,061)	609,616
Net change in unrealized	123,477	2,645,501
Total net realized and unrealized gains (losses)	24,568,079	(164,878,633)

NET INCOME (LOSS)	21,263,093	(166,437,019)
LESS PROFIT SHARE TO GENERAL PARTNER	315,150	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$20,947,943	$(166,437,019)

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (unaudited)

For the three months ended March 31, 2021

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2021	$553,303,603	$-	$944,315	$554,247,918
Contributions	2,521,000	194	-	2,521,194
Withdrawals	(112,938,726)	-	-	(112,938,726)
Net income (loss) before profit share	21,223,792	(1)	39,302	21,263,093
General Partner’s allocation - profit share	(315,150)	-	-	(315,150)
PARTNERS’ CAPITAL- March 31, 2021	$463,794,519	$193	$983,617	$464,778,329

For the three months ended March 31, 2020
	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2020	$629,952,934	$-	$1,049,391	$631,002,325
Contributions	221,314,400	-	-	221,314,400
Withdrawals	(28,182,281)	-	-	(28,182,281)
Net loss before profit share	(166,234,154)	-	(202,865)	(166,437,019)
General Partner’s allocation - profit share	-	-	-	-
PARTNERS’ CAPITAL- March 31, 2020	$656,850,899	$-	$846,526	$657,697,425

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31,	March 31,
	2021	2020

Total return before General Partner profit share allocation (3)	3.64%	(19.73)%
Less: General Partner profit share allocation (3)	-	-

Total return after General Partner profit share allocation (3)	3.64%	(19.73)%

Ratios to average net asset value:
Expenses (1) (4)	2.80%	2.68%
General Partner profit share allocation (3)	-	-

Total expenses (1)	2.80%	2.68%

Net investment loss (1) (2) (4)	(2.76)%	(1.00)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1)	Includes the Master Fund’s proportionate share of expenses allocated from the Master Fund’s operations for the three months ended March 31, 2021 and 2020.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended
	March 31,	March 31,
	2021	2020

Total return before General Partner profit share allocation (3)	3.69%	(19.71)%
Less: General Partner profit share allocation (3)	0.06	-

Total return after General Partner profit share allocation (3)	3.63%	(19.71)%

Ratios to average net asset value:
Expenses (1) (4)	2.56%	2.56%
General Partner profit share allocation (3)	0.06	-

Total expenses (1)	2.62%	2.56%

Net investment loss (1) (2) (4)	(2.52)%	(0.84)%

Total returns and the ratios to average net asset value are calculated for a Limited Partners. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the Master Fund’s proportionate share of expenses allocated from the Master Fund’s operations for the three months ended March 31, 2021 and 2020.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership, and Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2021 (unaudited) and December 31, 2020 (audited) and the results of its operations for the three months ended March 31, 2021 and 2020 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2020 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2020 information has been derived from the audited financial statements as of December 31, 2020.

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

The Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2017 to 2020, the General Partner has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At March 31, 2021 and December 31, 2020, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	March 31,	December 31,
	2021	2020
Partnership	29.53%	25.08%
Cayman Feeder	59.39%	65.81%

Total	88.92%	90.89%

The capital withdrawals payable at March 31, 2021 and December 31, 2020 were $9,214,899 and $54,219,673, respectively, as detailed below.

	March 31,	December 31,
	2021	2020
Direct investors (1)	$848,847	$990,861
Partnership	2,096,905	2,272,143
Cayman Feeder	6,269,147	50,956,669

Total	$9,214,899	$54,219,673

(1) Includes General Partner’s profit share of $622,309 at December 31, 2020.

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

During the three months ended March 31, 2021 and 2020, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of March 31, 2021 and December 31, 2020 in valuing the Master Fund’s investments at fair value. At March 31, 2021 and December 31, 2020, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2021

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$383,868,853	$-	$383,868,853

Short-Term Money Market Fund*	40,754,174	-	40,754,174
Exchange-traded futures contracts
Energies	(1,551,043)	-	(1,551,043)
Grains	1,603,888	-	1,603,888
Interest rates	(2,903,059)	-	(2,903,059)
Livestock	(46,990)	-	(46,990)
Metals	1,671,620	-	1,671,620
Softs	711,927	-	711,927
Stock indices	3,459,409	-	3,459,409

Total exchange-traded futures contracts	2,945,752	-	2,945,752

Over-the-counter forward currency contracts	-	(2,887,057)	(2,887,057)

Total futures and forward currency contracts (2)	2,945,752	(2,887,057)	58,695

Total financial assets and liabilities at fair value	$427,568,779	$(2,887,057)	$424,681,722

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$74,070,836
Investments in U.S. Treasury notes held in custody			309,798,017
Total investments in U.S. Treasury notes			$383,868,853

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,445,130
Net unrealized depreciation on open futures and forward currency contracts			(3,386,435)
Total net unrealized appreciation on open futures and forward currency contracts			$58,695

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2020

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$500,015,300	$-	$500,015,300

Short-Term Money Market Fund*	42,248,650	-	42,248,650
Exchange-traded futures contracts
Energies	1,411,245	-	1,411,245
Grains	2,970,371	-	2,970,371
Interest rates	2,061,873	-	2,061,873
Livestock	(12,760)	-	(12,760)
Metals	5,115,659	-	5,115,659
Softs	230,325	-	230,325
Stock indices	5,340,762	-	5,340,762

Total exchange-traded futures contracts	17,117,475	-	17,117,475

Over-the-counter forward currency contracts	-	2,940,758	2,940,758

Total futures and forward currency contracts (2)	17,117,475	2,940,758	20,058,233

Total financial assets and liabilities at fair value	$559,381,425	$2,940,758	$562,322,183

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$91,539,195
Investments in U.S. Treasury notes			408,476,105
Total investments in U.S. Treasury notes			$500,015,300

(2)
Net unrealized appreciation on open futures and forward currency contracts			$20,183,485
Net unrealized depreciation on open futures and forward currency contracts			(125,252)
Total net unrealized appreciation on open futures and forward currency contracts			$20,058,233

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at March 31, 2021 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2021 and December 31, 2020. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$27,230	$(1,578,273)	$-	$-	$(1,551,043)
Grains	1,254,044	(456)	623,375	(273,075)	1,603,888
Interest rates	209,210	(3,215,100)	120,150	(17,319)	(2,903,059)
Livestock	-	-	270	(47,260)	(46,990)
Metals	3,957,367	(2,767,815)	2,082,762	(1,600,694)	1,671,620
Softs	3,800	(37,620)	748,946	(3,199)	711,927
Stock indices	2,223,396	(343,011)	1,935,259	(356,235)	3,459,409
Total futures contracts	7,675,047	(7,942,275)	5,510,762	(2,297,782)	2,945,752

Forward currency contracts	2,977,017	(21,716,402)	19,917,180	(4,064,852)	(2,887,057)

Total futures and forward currency contracts	$10,652,064	$(29,658,677)	$25,427,942	$(6,362,634)	$58,695

Fair value of futures and forward currency contracts at December 31, 2020

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$951,320	$(131,565)	$854,540	$(263,050)	$1,411,245
Grains	3,318,296	(300)	-	(347,625)	2,970,371
Interest rates	2,550,872	(463,081)	-	(25,918)	2,061,873
Livestock	-	-	1,910	(14,670)	(12,760)
Metals	7,202,141	(949,128)	737,287	(1,874,641)	5,115,659
Softs	346,947	(952)	2,090	(117,760)	230,325
Stock indices	5,173,445	(605,768)	795,375	(22,290)	5,340,762
Total futures contracts	19,543,021	(2,150,794)	2,391,202	(2,665,954)	17,117,475

Forward currency contracts	14,163,798	(2,977,096)	3,203,228	(11,449,172)	2,940,758

Total futures and forward currency contracts	$33,706,819	$(5,127,890)	$5,594,430	$(14,115,126)	$20,058,233

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2021 and 2020 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2021 and 2020

	Three months	Three months
	ended:	ended:
	March 31,	March 31,
Sector	2021	2020
Futures contracts:
Energies	$7,024,900	$49,101,218
Grains	4,615,819	(1,129,745)
Interest rates	(15,426,558)	(11,638,533)
Livestock	(580,650)	845,070
Metals	(1,002,589)	(7,132,220)
Softs	215,389	2,602,868
Stock indices	35,718,996	(204,346,133)
Total futures contracts	30,565,307	(171,697,475)

Forward currency contracts	(5,228,895)	5,221,395

Total futures and forward currency contracts	$25,336,412	$(166,476,080)

For the three months ended March 31, 2021 and 2020, the monthly average number of futures contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2021	2020

Average bought	89,709	127,925
Average sold	94,746	119,470
Average notional	$9,418,000,000	$8,430,000,000

The customer agreements between the Master Fund, the futures clearing brokers including, Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.) and Goldman Sachs & Co. LLC, as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”), give the Master Fund the legal right to net unrealized gains and losses on open futures and forward currency contracts. The Master Fund ceased clearing futures trades through SG Americas Securities, LLC. during November 2020.The Master Fund netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under FASB Accounting Standards Codification Topic 210, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2021 and December 31, 2020.

Offsetting of derivative assets and liabilities at March 31, 2021

			Net amounts of
	Gross	Gross amounts offset in the	assets presented in the
	amounts of	Statement of	Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$3,656,868	$(2,699,457)	$957,411
Counterparty J	1,213,785	(749,443)	464,342
Counterparty L	8,315,156	(6,791,157)	1,523,999
Total futures contracts	13,185,809	(10,240,057)	2,945,752

Forward currency contracts
Counterparty K	17,083,076	(16,583,698)	499,378
Total assets	$30,268,885	$(26,823,755)	$3,445,130

			Net amounts of
	Gross	Gross amounts offset in the	liabilities presented in the
	amounts of	Statement of	Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts
Counterparty G	$9,197,556	$(5,811,121)	$3,386,435
Total liabilities	$9,197,556	$(5,811,121)	$3,386,435

	Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Assets
	presented in the
	Statement of Financial	Financial	Collateral	Net
Counterparty	Condition	Instruments	Received(1)(2)	Amount(3)

Counterparty C	$957,411	$-	$(957,411)	$-
Counterparty J	464,342	-	(464,342)	-
Counterparty L	1,523,999	-	(1,523,999)	-
Counterparty K	499,378	-	-	499,378

Total	$3,445,130	$-	$(2,945,752)	$499,378

	Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Liabilities
	presented in the
	Statement of Financial	Financial	Collateral	Net
Counterparty	Condition	Instruments	Pledged(1)(2)	Amount(4)

Counterparty G	$3,386,435	$-	$3,386,435	$-

Total	$3,386,435	$-	$3,386,435	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2021.
(4)	Net amount represents the amounts owed by the Master Fund to each counterparty as of March 31, 2021.

Offsetting of derivative assets and liabilities at December 31, 2020

			Net amounts of
	Gross	Gross amounts offset in the	assets presented in the
	amounts of	Statement of	Statement of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$7,424,604	$(845,191)	$6,579,413
Counterparty J	2,079,575	(195,917)	1,883,658
Counterparty L	12,430,044	(3,775,640)	8,654,404
Total futures contracts	21,934,223	(4,816,748)	17,117,475

Forward currency contracts
Counterparty G	8,394,326	(5,328,316)	3,066,010

Total assets	$30,328,549	$(10,145,064)	$20,183,485

			Net amounts of
	Gross	Gross amounts offset in the	liabilities presented in the
	amounts of	Statement of	Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts
Counterparty K	$9,097,952	$(8,972,700)	$125,252

Total liabilities	$9,097,952	$(8,972,700)	$125,252

	Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Assets
	presented in the
	Statement of Financial	Financial	Collateral	Net
Counterparty	Condition	Instruments	Received(1)(2)	Amount(3)

Counterparty C	$6,579,413	$-	$(6,579,413)	$-
Counterparty J	1,883,658	-	(1,883,658)	-
Counterparty L	8,654,404	-	(8,654,404)	-
Counterparty G	3,066,010	-	-	3,066,010
Total	$20,183,485	$-	$(17,117,475)	$3,066,010

	Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Liabilities
	presented in the
	Statement of Financial	Financial	Collateral	Net
Counterparty	Condition	Instruments	Pledged(1)(2)	Amount(4)

Counterparty K	$125,252	-	$(125,252)	-
Total	$125,252	$-	$(125,252)	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2020.
(4)	Net amount represents the amounts owed by the Master Fund to each counterparty as of December 31, 2020.

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

The Master Fund’s forward currency trading activities are cleared by DB, and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $54,953,293 and $47,021,416 at March 31, 2021 and December 31, 2020, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2021 and 2020. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	March 31, 2021	March 31, 2020
Profit share earned	$194	$-
Profit share accrued	314,956	-
Total profit share	$315,150	$-

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

7. SUBSEQUENT EVENTS

During the period from April 1, 2021 to May 14, 2021, withdrawals of $6,912,000 were made from the Master Fund. The General Partner has performed its evaluation of subsequent events through May 14, 2021 the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statement.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due to limited open interest in certain futures markets or to daily price fluctuation limits, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations for the three months ended March 31, 2021, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2021

Total
Partners’
Capital of the
Month Ended:	Partnership
March 31, 2021	$137,264,652
December 31, 2020	139,012,777

Three Months
Change in Partners’ Capital	$(1,748,125)
Percent Change	(1.26)%

THREE MONTHS ENDED MARCH 31, 2021

The decrease in the Partnership’s net assets of $1,748,125 was attributable to withdrawals of $6,353,744 which were partially offset by net income after profit share through its investment in the Master Fund of $4,284,619 and contributions of $321,000.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2021 decreased $199,556 relative to the corresponding period in 2020. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2021, relative to the corresponding period in 2020.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2021 decreased $28,350 relative to the corresponding period in 2020. The decrease was due to a decrease in the trading volume during the three months ended March 31, 2021, relative to the corresponding period in 2020.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended March 31, 2021 decreased $205,586 relative to the corresponding period in 2020. The decrease was due predominantly to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2021, relative to the corresponding period in 2020.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2021 decreased $18,671 relative to the corresponding period in 2020. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2021, relative to the corresponding period in 2020.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2021 decreased $727,590 relative to the corresponding period in 2020. The decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the three months ended March 31, 2021, relative to the corresponding period in 2020.

For the three months ended March 31, 2021, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $5,867,215 from trading operations (including foreign exchange transactions and translations). Management fees of $681,716, brokerage commissions of $210,959, selling commissions and platform fees of $571,918, administrative and operating expenses of $130,000, custody fees and other expenses of $5,871. Interest income of $17,868 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $4,284,619.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(1.05)%
Energies	1.17%
Grains	0.88%
Interest rates	(2.97)%
Livestock	(0.16)%
Metals	(0.32)%
Softs	0.00%
Stock indices	6.98%
Trading gain*	4.53%

*	Percentage of the Partnership Capital

MANAGEMENT DISCUSSION – 2021

Three months ended March 31, 2021

The Partnership was profitable in the quarter as gains from trading equity, energy and grain futures outpaced losses from trading interest rate futures, metal futures and currency forwards. Trading of livestock and soft commodity futures was marginally negative.

The global reflation trade gathered momentum throughout the quarter amid fiscal stimulus expansion from the Biden Administration; Federal Reserve (the “Fed”) Chairman Powell reiterating in testimony before Congress that the Fed will maintain low interest rates and continue asset purchases until “substantial further progress has been made” toward its employment and inflation goals; the global vaccine rollout; and the resurgence of global trade. Periodically, however, the growth outlook and investor enthusiasm were tamped down and markets experienced increased volatility while concerns about the slow pace of vaccine distribution in Europe, Asia and emerging markets relative to the U.S. and U.K. lingered; evidence of moderating monetary and fiscal policy support came out of China; and the geopolitical conflict between China and the U.S expanded.

Trading of equity futures was highly profitable. Positive impulses from massive fiscal and monetary policy support globally outweighed the negative impact of higher global interest rates and less synchronous global growth. The Reddit-driven short frenzy in January, Archegos events in March, and the week-long Suez Canal closure in March did not seem to have long-term effects on equity markets. Long positions in U.S., Canadian, European, British, Chinese and EAFE equity index futures were profitable. A short VIX position and trading of the EEM emerging market index future were also profitable. On the other hand, trading of South African and Australian futures registered small offsetting losses.

Energy markets were volatile during the quarter. After exceeding 2-year highs early in March amid strong reflation trade and Organization of the Petroleum Exporting Countries’ production restraint, crude prices dropped sharply as reopening demand expectations receded along with the global growth outlook. For example, Brent crude, climbed from just over $50/barrel at the start of the year to nearly $71/barrel on March 7, but plunged to nearly $60/barrel on March 23. Even though the closure of the Suez Canal provided some support to crude prices, Brent closed the month at less than $63/barrel. Overall, long positions in Brent crude, RBOB gasoline, London gas oil and heating oil were profitable. On the other hand, a short natural gas trade was unprofitable, especially as prices rose in January in response to unusually cold weather across Europe and China and in February in the wake of weather-induced energy market turmoil in Texas. Trading of WTI crude oil was slightly unprofitable as well.

Chinese demand for U.S. exports, a weaker than expected U.S. harvest of row crops and dry weather in South America contributed to profits on long corn, soybean and soybean oil trades. Then, on March 31 the USDA reported that farmers are likely to plant lower-than-expected corn and soybean acreage in 2021, and corn and soybean prices traded limit-up on the day, reinforcing results from earlier in the quarter. Trading of soybean meal was marginally unprofitable.

Interest rates were volatile during the quarter, trading across a broad range in January, spiking higher in February, and then dropping back sharply in March before entering volatile range-trading to close out the period. Amid growth, inflation and government borrowing concerns, global note and bond yields pushed sharply higher during the January-February period as evidenced by the German 10-year Bund yield which rose from about -0.60% at the start of January to as high as -0.23% on February 25. Then, as growth optimism faded somewhat in March, the Bund yield fell to -0.39% on March 21 before closing the quarter at -0.32%. Long positions in U.S., Canadian and Australian long bond futures were unprofitable, especially in February. Trading of German, French, Italian and Japanese bond futures were also unprofitable, particularly in January and March. Trading of U.S., British, Australian, German and Italian short-term interest rate futures registered small losses as well. On the other hand, short positions in the U.S. 5-year note future and in the German ultra-long bond future posted partially offsetting gains in February.

Currency markets too were impacted by the fluid growth, inflation and interest rate developments, and trading of currency forwards was mixed and unprofitable. The euro, which traded toward five-year highs during January and February, declined sharply in March and a long euro position against the dollar was unprofitable. Long Swiss franc and Swedish krona positions were also unprofitable. Trading the U.S. dollar against the currencies of Brazil and Singapore posted losses, as did a long U.S. dollar/short Canadian dollar position as commodity currencies outperformed. On the other hand, long dollar positions versus the Japanese yen and Israeli shekel, short dollar trades versus the Norwegian krone and South African rand, and trading the dollar against the British pound sterling produced partially offsetting gains.

The improving economic outlook and COVID-19 prognosis together with higher interest rates and a stronger dollar weighed on precious metal prices and long gold and silver positions posted losses. Meanwhile, long positions in copper and aluminum produced partially offsetting profits, especially in February as prices rose and reflation optimism was high.

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

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.63%
Energies	6.25%
Grains	(0.22)%
Interest rates	(1.51)%
Livestock	0.06%
Metals	(1.01)%
Softs	0.32%
Stock indices	(24.26)%
Trading gain*	(19.74)%

*	Percentage of the Partnership Capital

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedules of investments setting forth open futures, forward and other contracts at March 31, 2021 and December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On March 1, 2021, the Partnership sold Units to new and existing limited partners of $321,000. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B, Series C and Series D limited partners during the three months ended March 31, 2021.

	Series A		Series B		Series C		Series D
Date of	Units	NAV	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
January 31, 2021	(1,593.7708)	$1,055.22	(108.1709)	$1,259.86	-	$1,285.43	(69.8233)	$1,212.62
February 28, 2021	(1,256.1563)	1,131.20	(231.5910)	1,352.82	-	1,380.27	(476.3347)	1,301.27
March 31, 2021	(1,528.7113)	1,123.19	(71.5370)	1,345.48	(140.8352)	1,372.78	(69.8087)	1,293.40

Total	(4,378.6384)		(411.2989)		(140.8352)		(615.9667)

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
General Partner

Date: May 14, 2021

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)