Form 10-Q
period 2021-06-30
Millburn Multi-Markets Fund L.P.
filed 2021-08-12
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a) At June 30, 2021 (unaudited) and December 31, 2020

(b) For the six months ended June 30, 2021 and 2020 (unaudited)

(c) For the three and six months ended June 30, 2021 and 2020 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$134,322,512	$139,012,777
Due from the Master Fund	1,671,511	2,272,143
Cash and cash equivalents	295,002	-

Total assets	$136,289,025	$141,284,920

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$295,000	$-
Capital withdrawals payable to Limited Partners	1,671,511	2,272,143
Other liabilities	2	-

Total liabilities	1,966,513	2,272,143

PARTNERS’ CAPITAL:
General Partner	3,152,473	2,803,226

Limited partners:
Series A (92,013.8847 and 99,597.6414 units outstanding)	110,609,596	108,544,835
Series B (5,148.5127 and 5,720.6069 units outstanding)	7,451,029	7,431,183
Series C (2,514.9048 and 3,029.4662 units outstanding)	3,713,471	4,015,189
Series D (6,807.1329 and 12,963.4335 units outstanding)	9,395,943	16,218,344

Total limited partners	131,170,039	136,209,551

Total partners’ capital	134,322,512	139,012,777

TOTAL	$136,289,025	$141,284,920

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,202.10	$1,089.83
Series B	$1,447.22	$1,299.02
Series C	$1,476.58	$1,325.38
Series D	$1,380.31	$1,251.08

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2021	June 30, 2020

INVESTMENT INCOME:
Interest income	$2	$5,929
Interest income (allocated from the Master Fund) (1)	15,462	422,328

Total investment income	15,464	428,257

EXPENSES:
Management fees (allocated from the Master Fund) (1)	603,432	813,157
Brokerage commissions (allocated from the Master Fund) (1)	224,735	182,230
Selling commissions and platform fees (allocated from the Master Fund) (1)	587,184	700,660
Administrative and operating expenses (allocated from the Master Fund) (1)	132,877	161,695
Custody fees and other expenses (allocated from the Master Fund) (1)	5,821	7,433

Total expenses	1,554,049	1,865,175

NET INVESTMENT LOSS	(1,538,585)	(1,436,918)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	14,411,445	10,392,888
Foreign exchange transactions	54,824	(18,133)
Net change in unrealized:
Futures and forward currency contracts	(3,202,556)	(4,993,399)
Foreign exchange translation	(21,868)	119,789
Net gains (losses) from U.S. Treasury notes:
Realized	(530)	57,750
Net change in unrealized	(26,475)	(512,732)

Net realized and unrealized gains (losses) allocated from the Master Fund	11,214,840	5,046,163

NET INCOME (LOSS)	9,676,255	3,609,245

LESS PROFIT SHARE ALLOCATION TO THE MASTER FUND	99,436	-

NET INCOME AFTER PROFIT SHARE	$9,576,819	$3,609,245

NET INCOME PER UNIT OUTSTANDING:
Series A	$78.91	$21.46
Series B	$101.74	$31.26
Series C	$103.80	$31.90
Series D	$86.91	$28.07

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund as of period end.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2021	June 30, 2020

INVESTMENT INCOME:
Interest income	$2	$5,929
Interest income (allocated from the Master Fund) (1)	33,330	1,167,786

Total investment income	33,332	1,173,715

EXPENSES:
Management fees (allocated from the Master Fund) (1)	1,285,148	1,694,429
Brokerage commissions (allocated from the Master Fund) (1)	435,694	421,539
Selling commissions and platform fees (allocated from the Master Fund) (1)	1,159,102	1,478,164
Administrative and operating expenses (allocated from the Master Fund) (1)	262,877	310,366
Custody fees and other expenses (allocated from the Master Fund) (1)	11,692	14,793

Total expenses	3,154,513	3,919,291

NET INVESTMENT LOSS	(3,121,181)	(2,745,576)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	25,347,625	(35,152,921)
Foreign exchange transactions	51,361	(230,567)
Net change in unrealized:
Futures and forward currency contracts	(8,051,547)	1,377,488
Foreign exchange translation	(265,453)	(72,279)
Net gains (losses) from U.S. Treasury notes:
Realized	(4,818)	202,347
Net change in unrealized	4,887	106,838

Net realized and unrealized gains (losses) allocated from the Master Fund	17,082,055	(33,769,094)

NET INCOME (LOSS)	13,960,874	(36,514,670)

LESS PROFIT SHARE ALLOCATION TO THE MASTER FUND	99,436	-

NET INCOME (LOSS) AFTER PROFIT SHARE	$13,861,438	$(36,514,670)

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$112.27	$(233.46)
Series B	$148.20	$(260.71)
Series C	$151.20	$(266.00)
Series D	$129.23	$(257.39)

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund as of period end.

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the six months ended June 30, 2021 and 2020

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2021	$2,803,226	$108,544,835	99,597.6414	$7,431,183	5,720.6069	$4,015,189	3,029.4662	$16,218,344	12,963.4335	$139,012,777

Capital contributions	-	374,000	327.6338	-	-	-	-	-	-	374,000
Capital withdrawals	-	(8,998,786)	(7,911.3905)	(772,055)	(572.0942)	(727,142)	(514.5614)	(8,427,720)	(6,156.3006)	(18,925,703)
Net income before profit share	349,247	10,689,547	-	791,901	-	425,424	-	1,704,755	-	13,960,874
Profit share	-	-	-	-	-	-	-	(99,436)	-	(99,436)
PARTNERS’ CAPITAL — June 30, 2021	$3,152,473	$110,609,596	92,013.8847	$7,451,029	5,148.5127	$3,713,471	2,514.9048	$9,395,943	6,807.1329	$134,322,512

Net Asset Value per Unit at June 30, 2021			$1,202.10		$1,447.22		$1,476.58		$1,380.31

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2020	$3,122,595	$166,972,241	132,149.4067	$10,343,480	7,006.4813	$4,831,807	3,207.8856	$5,919,234	4,132.1394	$191,189,357

Capital contributions	-	2,241,400	1,775.4043	150,000	120.8102	150,000	106.9465	11,599,000	8,837.3909	14,140,400
Capital withdrawals	-	(12,655,209)	(12,044.3856)	(643,386)	(525.6720)	(11,039)	(8.9010)	(84,822)	(72.4578)	(13,394,456)
Net (loss) before profit share	(525,591)	(31,014,967)	-	(1,825,417)	-	(870,665)	-	(2,278,030)	-	(36,514,670)
Profit share	-	-	-	-	-	-	-	-	-
PARTNERS’ CAPITAL — June 30, 2020	$2,597,004	$125,543,465	121,880.4254	$8,024,677	6,601.6195	$4,100,103	3,305.9311	$15,155,382	12,897.0725	$155,420,631

Net Asset Value per Unit at June 30, 2020			$1,030.05		$1,215.56		$1,240.23		$1,175.10

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2021

The following information presents per unit operating performance data for each series for the three months ended June 30, 2021.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,123.19	$1,345.48	$1,372.78	$1,293.40

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(14.14)	(9.82)	(10.03)	(11.93)
Total trading and investing gains (1)	93.05	111.56	113.83	107.51

Net income before profit share allocation from the Master Fund	78.91	101.74	103.80	95.58

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00	8.67

Net income from operations after profit share allocation from the Master Fund	78.91	101.74	103.80	86.91

NET ASSET VALUE PER UNIT — End of period	$1,202.10	$1,447.22	$1,476.58	$1,380.31

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	7.03%	7.56%	7.56%	7.43%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00	0.71

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	7.03%	7.56%	7.56%	6.72%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.79%	2.79%	2.79%	3.54%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00	0.71

Total expenses	4.79%	2.79%	2.79%	4.25%

Net investment loss (3) (4) (5)	(4.75)%	(2.74)%	(2.74)%	(3.49)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2021

The following information presents per unit operating performance data for each series for the six months ended June 30, 2021.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,089.83	$1,299.02	$1,325.38	$1,251.08

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(27.80)	(19.55)	(19.96)	(23.67)
Total trading and investing gains (1)	140.07	167.75	171.16	161.57

Net income before profit share allocation from the Master Fund	112.27	148.20	151.20	137.90

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00	8.67

Net income from operations after profit share allocation from the Master Fund	112.27	148.20	151.20	129.23

NET ASSET VALUE PER UNIT — End of period	$1,202.10	$1,447.22	$1,476.58	$1,380.31

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	10.30%	11.41%	11.41%	10.99%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00	0.66

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	10.30%	11.41%	11.41%	10.33%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.90%	2.89%	2.90%	3.65%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00	0.66

Total expenses	4.90%	2.89%	2.90%	4.31%

Net investment loss (3) (4) (5)	(4.85)%	(2.84)%	(2.85)%	(3.61)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at June 30, 2021 (unaudited) and December 31, 2020 and the results of its operations for the three and six months ended June 30, 2021 and 2020 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2021 and December 31, 2020 was 28.94% and 25.08%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At June 30, 2021 and December 31, 2020, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series A, Series B, Series C and Series D Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Series A	94,115.569	130,309.971	96,155.410	131,771.314
Series B	5,217.391	7,009.353	5,392.686	7,007.977
Series C	2,638.080	3,314.794	2,832.674	3,279.537
Series D	10,200.782	12,728.774	11,470.111	9,918.909

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events through August 12, 2021, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statement.

(a) At June 30, 2021 (unaudited) and December 31, 2020

(b) For the six months ended June 30, 2021 and 2020 (unaudited)

(c) For the three and six months ended June 30, 2021 and 2020 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $72,179,949 and $91,546,413)	$72,184,001	$91,539,195
Net unrealized appreciation on open futures and forward currency contracts	2,744,626	20,183,485
Due from brokers, net	27,021,396	22,876,161
Cash denominated in foreign currencies (cost $27,683,229 and $21,945,775)	27,431,247	22,644,281

Total equity in trading accounts	129,381,270	157,243,122

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $311,731,896 and $408,518,267)	311,711,540	408,476,105

CASH AND CASH EQUIVALENTS	38,952,908	42,498,650

ACCRUED INTEREST RECEIVABLE	2,912,273	3,523,202

DUE FROM MILLBURN MULTI-MARKETS LTD.	-	100

OTHER ASSETS	2	-

TOTAL	$482,957,993	$611,741,179

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$14,461,844	$125,252
Subscriptions received in advance	100,000	-
Capital withdrawals payable to Limited Partners	1,971,511	53,597,364
Capital withdrawal payable to General Partner	-	622,309
Management fee payable	448,669	648,347
Selling commissions payable	193,038	196,027
Accrued expenses	281,187	286,761
Due to brokers, net	3	1,909,153
Commissions and other trading fees on open futures contracts	31,630	108,048
Accrued profit share	1,318,781	-

Total liabilities	18,806,663	57,493,261

PARTNERS’ CAPITAL	464,151,330	554,247,918

TOTAL	$482,957,993	$611,741,179

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2021

	Net Unrealized
	Appreciation
	(Depreciation)	Net
	as a % of Partners’	Unrealized Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.47%	$2,201,367
Interest rates:
5 Year U.S. Treasury Note (294 contracts, settlement date September 2021)	0.01	29,695
10 Year U.S. Treasury Note (1,005 contracts, settlement date September 2021)	0.05	226,125
30 Year U.S. Treasury Bond (504 contracts, settlement date September 2021)	0.10	461,406
Other interest rates	0.45	2,106,481

Total interest rates	0.61	2,823,707

Livestock	0.01	30,570
Metals	(0.15)	(688,921)
Softs	0.01	37,618
Stock indices	(0.07)	(310,686)

Total long futures contracts	0.88	4,093,655

Short futures contracts:
Energies	0.00	668
Grains	(0.65)	(3,008,692)
Interest rates:
2 Year U.S. Treasury Note (1,402 contracts, settlement date September 2021)	0.02	113,204
Other interest rates	0.04	180,517

Total interest rates	0.06	293,721

Livestock	0.00	(670)
Metals	0.19	900,643
Softs	(0.01)	(59,520)
Stock indices	0.10	417,613

Total short futures contracts	(0.31)	(1,456,237)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.57	2,637,418

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(7.48)	(34,738,913)
Total short forward currency contracts	4.39	20,384,277

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(3.09)	(14,354,636)

TOTAL	(2.52)%	$(11,717,218)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2021

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$126,640,000	U.S. Treasury notes, 2.750%, 08/15/2021	27.38%	$127,067,905
127,580,000	U.S. Treasury notes, 2.000%, 11/15/2021	27.68	128,506,948
126,400,000	U.S. Treasury notes, 2.500%, 02/15/2022	27.65	128,320,688

	Total investments in U.S. Treasury notes (amortized cost $383,911,845)	82.71%	$383,895,541

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2020

	Net Unrealized
	Appreciation
	(Depreciation) as a % of	Net Unrealized
	Partners’	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.15%	$819,755
Grains	0.60	3,317,996
Interest rates:
2 Year U.S. Treasury Note (400 contracts, settlement date March 2021)	0.00	12,742
5 Year U.S. Treasury Note (2,390 contracts, settlement date March 2021)	0.04	227,326
10 Year U.S. Treasury Note (1,971 contracts, settlement date March 2021)	0.04	201,234
30 Year U.S. Treasury Bond (556 contracts, settlement date March 2021)	0.02	85,906
Other interest rates	0.28	1,560,583

Total interest rates	0.38	2,087,791

Metals	1.13	6,253,013
Softs	0.06	345,995
Stock indices	0.82	4,567,677

Total long futures contracts	3.14	17,392,227

Short futures contracts:
Energies	0.11	591,490
Grains	(0.06)	(347,625)
Interest rates	0.00	(25,918)
Livestock	0.00	(12,760)
Metals	(0.22)	(1,137,354)
Softs	(0.02)	(115,670)
Stock indices	0.14	773,085

Total short futures contracts	(0.05)	(274,752)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	3.09	17,117,475

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.02	11,186,702
Total short forward currency contracts	(1.49)	(8,245,944)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.53	2,940,758

TOTAL	3.62%	$20,058,233

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2020

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$189,080,000	U.S. Treasury notes, 2.250%, 02/15/2021	34.21%	$189,560,086
152,900,000	U.S. Treasury notes, 2.625%, 05/15/2021	27.84	154,306,561
153,640,000	U.S. Treasury notes, 2.750%, 08/15/2021	28.17	156,148,653
	Total investments in U.S. Treasury notes (amortized cost $500,064,680)	90.22%	$500,015,300

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30,	June 30,
	2021	2020
INVESTMENT INCOME — Interest income	$52,767	$1,759,805

EXPENSES:
Brokerage commissions	767,388	744,598
Management fees	1,395,655	2,268,370
Selling commissions and platform fees	591,172	707,418
Administrative and operating expenses	283,506	323,308
Custody fees and other expenses	19,870	31,493
Total expenses	3,057,591	4,075,187

NET INVESTMENT LOSS	(3,004,824)	(2,315,382)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	49,986,054	42,069,864
Foreign exchange transactions	188,380	(16,419)
Net change in unrealized:
Futures and forward currency contracts	(11,775,913)	(21,122,237)
Foreign exchange translation	(86,501)	426,000
Net gains (losses) from U.S. Treasury notes:
Realized	(1,823)	244,667
Net change in unrealized	(90,401)	(2,124,914)
Total net realized and unrealized gains (losses)	38,219,796	19,476,961

NET INCOME (LOSS)	35,214,972	17,161,579
LESS PROFIT SHARE TO GENERAL PARTNER	1,201,187	32,583
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$34,013,785	$17,128,996

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2021	2020
INVESTMENT INCOME — Interest income	$117,011	$4,826,921

EXPENSES:
Brokerage commissions	1,563,079	1,726,361
Management fees	3,081,731	4,777,630
Selling commissions and platform fees	1,169,231	1,488,611
Administrative and operating expenses	569,118	644,692
Custody fees and other expenses	43,662	63,395
Total expenses	6,426,821	8,700,689

NET INVESTMENT LOSS	(6,309,810)	(3,873,768)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	95,322,004	(149,392,825)
Foreign exchange transactions	176,618	(908,402)
Net change in unrealized:
Futures and forward currency contracts	(31,775,451)	3,864,372
Foreign exchange translation	(950,488)	(339,687)
Net gains (losses) from U.S. Treasury notes:
Realized	(17,884)	854,283
Net change in unrealized	33,076	520,587
Total net realized and unrealized gains (losses)	62,787,875	(145,401,672)

NET INCOME (LOSS)	56,478,065	(149,275,440)
LESS PROFIT SHARE TO GENERAL PARTNER	1,516,337	32,583
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$54,961,728	$(149,308,023)

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the six months ended June 30, 2021

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL — January 1, 2021	$553,303,603	$-	$944,315	$554,247,918
Contributions	2,674,000	197,556	-	2,871,556
Withdrawals	(147,929,872)	-	-	(147,929,872)
Net income before profit share	56,358,947	133	118,985	56,478,065
General Partner’s allocation - profit share	(1,516,337)	-	-	(1,516,337)
PARTNERS’ CAPITAL — June 30, 2021	$462,890,341	$197,689	$1,063,300	$464,151,330

For the six months ended June 30, 2020

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL — January 1, 2020	$629,952,934	$-	$1,049,391	$631,002,325
Contributions	248,723,600	-	-	248,723,600
Withdrawals	(101,634,306)	-	-	(101,634,306)
Net (loss) before profit share	(149,099,913)	-	(175,527)	(149,275,440)
General Partner’s allocation - profit share	(32,583)	-	-	(32,583)
PARTNERS’ CAPITAL — June 30, 2020	$627,909,732	$-	$873,864	$628,783,596

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (2.00% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Total return before General Partner profit share allocation (3)	7.63%	2.71%	11.55%	(17.56)%
Less: General Partner profit share allocation (3)	-	-	-	-

Total return after General Partner profit share allocation (3)	7.63%	2.71%	11.55%	(17.56)%

Ratios to average net asset value:
Expenses (1) (4)	2.60%	2.56%	2.68%	2.66%
General Partner profit share allocation (3)	-	-	-	-

Total expenses (1)	2.60%	2.56%	2.68%	2.66%

Net investment loss (1) (2) (4)	(2.56)%	(1.52)%	(2.64)%	(1.28)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1)	Includes the Limited Partner’s proportionate share of expenses allocated from the Master Fund’s operations for the three and six months ended June 30, 2021 and 2020.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Total return before General Partner profit share allocation (3)	7.60%	2.62%	11.55%	(17.60)%
Less: General Partner profit share allocation (3)	0.25	-	0.30	-

Total return after General Partner profit share allocation (3)	7.35%	2.62%	11.25%	(17.60)%

Ratios to average net asset value:
Expenses (1) (4)	2.52%	2.40%	2.56%	2.50%
General Partner profit share allocation (3)	0.25	-	0.30	-

Total expenses (1)	2.77%	2.40%	2.86%	2.50%

Net investment loss (1) (2) (4)	(2.48)%	(1.36)%	(2.52)%	(1.10)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the Limited Partners’ proportionate share of expenses allocated from the Master Fund’s operations for the three and six months ended June 30, 2021 and 2020.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

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

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2021 (unaudited) and December 31, 2020 (audited) and the results of its operations for the three and six months ended June 30, 2021 and 2020 (unaudited).

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At June 30, 2021 and December 31, 2020, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	June 30,	December 31,
	2021	2020
Partnership	28.94%	25.08%
Cayman Feeder	59.29%	65.81%

Total	88.23%	90.89%

The capital withdrawals payable at June 30, 2021 and December 31, 2020 were $1,971,511 and $54,219,673, respectively, as detailed below.

	June 30,	December 31,
	2021	2020
Direct investors (1)	$-	$990,861
Partnership	1,671,511	2,272,143
Cayman Feeder	300,000	50,956,669

Total	$1,971,511	$54,219,673

(1)	Includes General Partner’s profit share of $622,309 at December 31, 2020.

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

During the three and six months ended June 30, 2021 and 2020, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of June 30, 2021 and December 31, 2020 in valuing the Master Fund’s investments at fair value. At June 30, 2021 and December 31, 2020, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2021

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$383,895,541	$-	$383,895,541

Short-Term Money Market Fund*	38,702,808	-	38,702,808
Exchange-traded futures contracts
Energies	2,202,035	-	2,202,035
Grains	(3,008,692)	-	(3,008,692)
Interest rates	3,117,428	-	3,117,428
Livestock	29,900	-	29,900
Metals	211,722	-	211,722
Softs	(21,902)	-	(21,902)
Stock indices	106,927	-	106,927

Total exchange-traded futures contracts	2,637,418	-	2,637,418

Over-the-counter forward currency contracts	-	(14,354,636)	(14,354,636)

Total futures and forward currency contracts (2)	2,637,418	(14,354,636)	(11,717,218)

Total financial assets and liabilities at fair value	$425,235,767	$(14,354,636)	$410,881,131

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$72,184,001
Investments in U.S. Treasury notes held in custody			311,711,540
Total investments in U.S. Treasury notes			$383,895,541

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,744,626
Net unrealized depreciation on open futures and forward currency contracts			(14,461,844)
Total net unrealized depreciation on open futures and forward currency contracts			$(11,717,218)

*	The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2020

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$500,015,300	$-	$500,015,300

Short-Term Money Market Fund*	42,248,650	-	42,248,650
Exchange-traded futures contracts
Energies	1,411,245	-	1,411,245
Grains	2,970,371	-	2,970,371
Interest rates	2,061,873	-	2,061,873
Livestock	(12,760)	-	(12,760)
Metals	5,115,659	-	5,115,659
Softs	230,325	-	230,325
Stock indices	5,340,762	-	5,340,762

Total exchange-traded futures contracts	17,117,475	-	17,117,475

Over-the-counter forward currency contracts	-	2,940,758	2,940,758

Total futures and forward currency contracts (2)	17,117,475	2,940,758	20,058,233

Total financial assets and liabilities at fair value	$559,381,425	$2,940,758	$562,322,183

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$91,539,195
Investments in U.S. Treasury notes			408,476,105
Total investments in U.S. Treasury notes			$500,015,300

(2)
Net unrealized appreciation on open futures and forward currency contracts			$20,183,485
Net unrealized depreciation on open futures and forward currency contracts			(125,252)
Total net unrealized appreciation on open futures and forward currency contracts			$20,058,233

*	The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2021 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2021 and December 31, 2020. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2021

					Net Unrealized
					Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$2,624,455	$(423,088)	$1,756	$(1,088)	$2,202,035
Grains	-	-	318	(3,009,010)	(3,008,692)
Interest rates	3,279,889	(456,182)	313,511	(19,790)	3,117,428
Livestock	30,570	-	2,650	(3,320)	29,900
Metals	1,845,478	(2,534,399)	2,686,052	(1,785,409)	211,722
Softs	77,721	(40,103)	8,475	(67,995)	(21,902)
Stock indices	359,830	(670,516)	465,725	(48,112)	106,927
Total futures contracts	8,217,943	(4,124,288)	3,478,487	(4,934,724)	2,637,418

Forward currency contracts	1,416,916	(36,155,829)	23,119,516	(2,735,239)	(14,354,636)

Total futures and forward currency contracts	$9,634,859	$(40,280,117)	$26,598,003	$(7,669,963)	$(11,717,218)

Fair value of futures and forward currency contracts at December 31, 2020

					Net Unrealized
					Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$951,320	$(131,565)	$854,540	$(263,050)	$1,411,245
Grains	3,318,296	(300)	-	(347,625)	2,970,371
Interest rates	2,550,872	(463,081)	-	(25,918)	2,061,873
Livestock	-	-	1,910	(14,670)	(12,760)
Metals	7,202,141	(949,128)	737,287	(1,874,641)	5,115,659
Softs	346,947	(952)	2,090	(117,760)	230,325
Stock indices	5,173,445	(605,768)	795,375	(22,290)	5,340,762
Total futures contracts	19,543,021	(2,150,794)	2,391,202	(2,665,954)	17,117,475

Forward currency contracts	14,163,798	(2,977,096)	3,203,228	(11,449,172)	2,940,758

Total futures and forward currency contracts	$33,706,819	$(5,127,890)	$5,594,430	$(14,115,126)	$20,058,233

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2021 and 2020 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2021 and 2020

	Three months	Three months	Six months	Six months
	ended:	ended:	ended:	ended:
	June 30,	June 30,	June 30,	June 30,
Sector	2021	2020	2021	2020
Futures contracts:
Energies	$13,531,340	$(14,234,491)	$20,556,240	$34,866,727
Grains	(2,808,688)	1,664,143	1,807,131	534,398
Interest rates	13,005,358	11,337,052	(2,421,200)	(301,481)
Livestock	51,570	(92,440)	(529,080)	752,630
Metals	6,023,444	(2,140,234)	5,020,855	(9,272,454)
Softs	(2,210,646)	(1,584,439)	(1,995,257)	1,018,429
Stock indices	15,112,656	22,441,415	50,831,652	(181,904,718)
Total futures contracts	42,705,034	17,391,006	73,270,341	(154,306,469)

Forward currency contracts	(4,494,893)	3,556,621	(9,723,788)	8,778,016

Total futures and forward currency contracts	$38,210,141	$20,947,627	$63,546,553	$(145,528,453)

For the three months ended June 30, 2021 and 2020, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2021	2020

Average bought	75,850	89,768
Average sold	76,557	86,896
Average notional	$11,798,000,000	$5,846,000,000

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

The following tables represent gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2021 and December 31, 2020.

Offsetting of derivative assets and liabilities at June 30, 2021

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$2,509,833	$(1,222,170)	$1,287,663
Counterparty L	7,993,024	(6,536,061)	1,456,963
Total assets	$10,502,857	$(7,758,231)	$2,744,626

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statements of	the Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Futures contracts
Counterparty J	$1,300,781	$(1,193,573)	$107,208

Forward currency contracts
Counterparty G	14,086,584	(10,912,644)	3,173,940
Counterparty K	24,804,484	(13,623,788)	11,180,696
Total forward currency contracts	38,891,068	(24,536,432)	14,354,636
Total liabilities	$40,191,849	$(25,730,005)	$14,461,844

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
	Statements of Financial	Financial	Collateral
Counterparty	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$1,287,663	$-	$(1,287,663)	$-
Counterparty L	1,456,963	-	(1,456,963)	-

Total	$2,744,626	$-	$(2,744,626)	$-

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Liabilities
	presented in the
	Statements of Financial	Financial	Collateral
Counterparty	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty J	$107,208	$-	$107,208	$-
Counterparty G	3,173,940	-	3,173,940	-
Counterparty K	11,180,696	-	11,180,696	-

Total	$14,461,844	$-	$14,461,844	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statements of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2021.
(4)	Net amount represents the amounts owed by the Master Fund to each counterparty as of June 30, 2021.

Offsetting of derivative assets and liabilities at December 31, 2020

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$7,424,604	$(845,191)	$6,579,413
Counterparty J	2,079,575	(195,917)	1,883,658
Counterparty L	12,430,044	(3,775,640)	8,654,404
Total futures contracts	21,934,223	(4,816,748)	17,117,475

Forward currency contracts
Counterparty G	8,394,326	(5,328,316)	3,066,010

Total assets	$30,328,549	$(10,145,064)	$20,183,485

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statement of	the Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts
Counterparty K	$9,097,952	$(8,972,700)	$125,252

Total liabilities	$9,097,952	$(8,972,700)	$125,252

		Amounts Not Offset in the Statements of Financial Condition
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

The Master Fund’s forward currency trading activities are cleared by DB and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $59,626,280 and $47,021,416 at June 30, 2021 and December 31, 2020, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2021 and 2020. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	June 30, 2021	June 30, 2020
Profit share earned	$197,362	$-
Reversal of profit share (1)	(314,956)	-
Profit share accrued	1,318,781	32,583
Total profit share	$1,201,187	$32,583

	Six months ended:	Six months ended:
	June 30, 2021	June 30, 2020
Profit share earned	$197,556	$-
Profit share accrued	1,318,781	32,583
Total profit share	$1,516,337	$32,583

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

7. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events through August 12, 2021, the date this form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through June 30, 2021, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2021

Total
Partners’
Capital of the
Month Ended:	Partnership
June 30, 2021	$134,322,512
March 31, 2021	137,264,652
December 31, 2020	139,012,777

	Three Months	Six Months
Change in Partners’ Capital	$(2,942,140)	$(4,690,265)
Percent Change	(2.14)%	(3.37)%

THREE MONTHS ENDED JUNE 30, 2021

The decrease in the Partnership’s net assets of $2,942,140 was attributable to withdrawals of $12,571,959 which were partially offset by net income after profit share through its investment in the Master Fund of $9,576,819 and contributions of $53,000.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2021 decreased $209,725 relative to the corresponding period in 2020. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2021, relative to the corresponding period in 2020.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2021 increased $42,505 relative to the corresponding period in 2020. The increase was due to an increase in the trading volume during the three months ended June 30, 2021, relative to the corresponding period in 2020.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended June 30, 2021 decreased $113,476 relative to the corresponding period in 2020. The decrease was due predominantly to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2021, relative to the corresponding period in 2020.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2021 decreased $28,818 relative to the corresponding period in 2020. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2021, relative to the corresponding period in 2020.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2021 decreased $406,866 relative to the corresponding period in 2020. The decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the three months ended June 30, 2021 as well as a decrease in Treasury note holdings, relative to the corresponding period in 2020.

For the three months ended June 30, 2021, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $11,214,840 from trading operations (including foreign exchange transactions and translations). Management fees of $603,432, brokerage commissions of $224,735, selling commissions and platform fees of $587,184, administrative and operating expenses of $132,877, custody fees and other expenses of $5,821, and profit share of $99,436 were paid or accrued. Interest income of $15,464 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $9,576,819.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(1.01)%
Energies	2.95%
Grains	(0.58)%
Interest rates	2.81%
Livestock	0.03%
Metals	1.31%
Softs	(0.45)%
Stock indices	3.29%
Trading gain*	8.35%

*	Percentage of the Partnership Capital

SIX MONTHS ENDED JUNE 30, 2021

The decrease in the Partnership’s net assets of $4,690,265 was attributable to withdrawals of $18,925,703 which were partially offset by net income after profit share through its investment in the Master Fund of $13,861,438 and contributions of $374,000.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2021 decreased $409,281 relative to the corresponding period in 2020. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2021, relative to the corresponding period in 2020.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2021 increased $14,155 relative to the corresponding period in 2020. The increase was due to an increase in the trading volume during the six months ended June 30, 2021, relative to the corresponding period in 2020.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the six months ended June 30, 2021 decreased $319,062 relative to the corresponding period in 2020. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2021, relative to the corresponding period in 2020.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2021 decreased $47,489 relative to the corresponding period in 2020. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2021, relative to the corresponding period in 2020.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2021 decreased $1,134,456 relative to the corresponding period in 2020. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields as well as a decrease in Treasury note holdings.

For the six months ended June 30, 2021, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $17,082,055 from trading operations (including foreign exchange transactions and translations). Management fees of $1,285,148, brokerage commissions of $435,694, selling commissions and platform fees of $1,159,102, administrative and operating expenses of $262,877, custody fees and other expenses of $11,692, and profit share of $99,436 were paid or accrued. Interest income of $33,332 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $13,861,438.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(2.03)%
Energies	4.18%
Grains	0.31%
Interest rates	(0.22)%
Livestock	(0.11)%
Metals	1.01%
Softs	(0.43)%
Stock indices	10.52%
Trading gain*	13.23%

*	Percentage of the Partnership Capital

MANAGEMENT DISCUSSION – 2021

Three months ended June 30, 2021

The Partnership was profitable in the quarter as gains from long positions in stock index, interest rate, energy and metals futures outpaced losses from trading currency forwards and grain and soft commodity futures.

For much of the quarter, reflation and reopening dynamics underpinned by expanding COVID-19 vaccinations and accommodative monetary and fiscal policies globally contributed to rising equity prices, commodity prices and interest rates. In May, market participants faced headwinds that at times impacted market sentiment including: declines in Bitcoin and SPAC prices; the Colonial pipeline cyberattack; and geopolitical tensions and/or negotiations between the U.S. and China, the U.S. and Iran, Israel and Hamas and Russia/Belarus and the West. Importantly, evidence that inflation was increasing raised concerns that global monetary policies might become less accommodative. Central banks in Brazil, Russia, Turkey, Mexico, Hungary and the Czech Republic have raised official rates recently and monetary authorities in Canada, New Zealand and Norway have suggested it may be time to rein in crisis policies soon. The Federal Reserve (the “Fed”) continues to emphasize the “transitory” nature of recent inflation increases but financial markets were impacted following the Fed’s June meeting and indications that a number of Fed policy makers are considering Quantitative easing (“QE”) tapering and interest rates increases earlier than had been previously anticipated.

After peaking late in March, interest rates were volatile but drifted lower during most of the quarter. Following the June Fed meeting, rates fell to their lowest levels since late February and yield curves flattened, inflation expectations eased, real yields rose, gold declined and the U.S. dollar rebounded. Consequently, long positions in long-term U.S., U.K., Japanese, Canadian and Australian government bonds were profitable. On the other hand, trading of the U.S. 5-year note and European long-term interest rate futures produced partially offsetting losses.

Against this background of reflation and reopening, long positions in U.S., Canadian and EAFE equity index futures, and trading of European, Chinese and Taiwanese stock index futures were highly profitable. Elsewhere, short positions in Japanese and Brazilian equity futures posted partially offsetting losses.

During the quarter, Brent crude oil hit its highest price level since October 2018 and an increasingly bullish picture contributed to speculation that the price may eventually return to $100 a barrel. Prices drew support from expectations that the Organization of the Petroleum Exporting Countries’ (“OPEC”)+ alliance -- which meets on July 1 -- won’t revive production quickly enough to prevent markets from tightening, and from continued production discipline from non-OPEC shale producers who have exerted strong control on additional investments while focusing on returns to investors. Consequently, stockpiles are draining as fuel consumption rebounds in key regions including the U.S. and Europe. At the same time, the prospect of an imminent surge of Iranian oil is diminishing as talks to revive a nuclear deal continue. In this environment, long positions in Brent crude, WTI crude, RBOB gasoline, London gas oil and heating oil were profitable. On the other hand, a short U.S. natural gas position posted a partially offsetting loss. Natural gas prices have risen sharply amid low global natural gas inventories after a long, cold winter; rebounding global demand along with the reopening global economy; and hot summer temperatures.

Reflation and reopening demand contributed to metals’ prices despite some intra-quarter volatility prompted by Chinese efforts to rein in “excessive” speculation and worries about possible changes in monetary policy. Long copper, gold, silver and aluminum positions were profitable, especially in April and May.

The U.S. dollar strengthened during the first quarter amid the U.S.’s vaccine distribution efforts (particularly relative to the rest of the world), fiscal policy support, economic reopening and rising interest rates. Subsequently, as those distinctions eroded, the U.S. dollar declined for much of the second quarter. However, the U.S. currency rebounded sharply in June, particularly after Federal Reserve officials suggested that they were starting to think about QE tapering and interest rate increases. Currency trading was mixed and unprofitable for the quarter. Short U.S. dollar trades against the currencies of Australia and New Zealand were unprofitable especially in the second half of the quarter. Long U.S. dollar trades against the Japanese yen and Norwegian krone posted losses, particularly in April. Trading the U.S.dollar against the euro, Polish zloty, Swedish krona, Brazilian real and Chilean peso added to the losses. On the other hand, during April and May, short U.S. dollar trades versus the British pound, Indian rupee, Israeli shekel, Russian ruble and Swiss franc produced partially offsetting profits.

Grains prices were volatile during the quarter, spiking and plunging along with a variety of events including drought concerns and robust demand from China, the U.S. and elsewhere as the global economy reopened; the multi-year highs reached in May while rains in the U.S. Midwest and Canada eased severe drought concerns; and the release of the USDA grain stocks June 30th report showing sharp inventory declines from a year ago. On balance, trading of wheat, corn and soybean meal registered losses, while a long soybean oil trade posted a partially offsetting gain.

A short coffee position was unprofitable when coffee prices increased as the 2020 drought reduced recent supplies from Brazil, Colombia and Nicaragua, and because logistics and customs issues constrained Brazilian exports. Trading of sugar was slightly unprofitable too.

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

Currency markets too were impacted by the fluid growth, inflation and interest rate developments, and trading of currency forwards was mixed and unprofitable. The euro, which traded toward five-year highs during January and February, declined sharply in March and a long euro position against the U.S. dollar was unprofitable. Long Swiss franc and Swedish krona positions were also unprofitable. Trading the U.S. dollar against the currencies of Brazil and Singapore posted losses, as did a long U.S. dollar/short Canadian dollar position as commodity currencies outperformed. On the other hand, long U.S. dollar positions versus the Japanese yen and Israeli shekel, short dollar trades versus the Norwegian krone and South African rand, and trading the U.S. dollar against the British pound sterling produced partially offsetting gains.

The improving economic outlook and COVID-19 prognosis together with higher interest rates and a stronger U.S. dollar weighed on precious metal prices and long gold and silver positions posted losses. Meanwhile, long positions in copper and aluminum produced partially offsetting profits, especially in February as prices rose and reflation optimism was high.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at June 30, 2021 and December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On June 1, 2021, the Partnership sold Units to new and existing limited partners of $53,000. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B, Series C and Series D limited partners during the three months ended June 30, 2021.

	Series A		Series B		Series C		Series D
Date of	Units	NAV	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
April 30, 2021	(1,959.1918)	$1,166.70	(137.1292)	$1,399.93	(373.7262)	$1,428.34	(987.4562)	$1,344.90
May 31, 2021	(268.0592)	1,208.29	-	1,452.26	-	1,481.72	(4,503.6700)	1,384.86
June 30, 2021	(1,305.5011)	1,202.10	(23.6661)	1,447.22	-	1,476.58	(49.2077)	1,380.31

Total	(3,532.7521)		(160.7953)		(373.7262)		(5,540.3339)

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
General Partner

Date: August 12, 2021

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)

