Form 10-Q
period 2021-09-30
Millburn Multi-Markets Fund L.P.
filed 2021-11-12
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.

Financial statements

For the three and nine months ended September 30, 2021 and 2020 (unaudited)

(a) At September 30, 2021 (unaudited) and December 31, 2020

(b) For the nine months ended September 30, 2021 and 2020 (unaudited)

(c) For the three and nine months ended September 30, 2021 and 2020 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Investment in Millburn Multi-Markets Trading L.P. (the “Master Fund”)	$126,177,269	$139,012,777
Due from the Master Fund	505,754	2,272,143
Cash and cash equivalents	10,750	—

Total assets	$126,693,773	$141,284,920

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital withdrawals payable to Limited Partners	$516,504	$2,272,143

Total liabilities	516,504	2,272,143

PARTNERS’ CAPITAL:
General Partner	2,958,462	2,803,226

Limited partners:
Series A (93,082.6417 and 99,597.6414 units outstanding)	104,028,389	108,544,835
Series B (5,148.5127 and 5,720.6069 units outstanding)	6,961,927	7,431,183
Series C (2,436.2995 and 3,029.4662 units outstanding)	3,361,262	4,015,189
Series D (6,849.1247 and 12,963.4335 units outstanding)	8,867,229	16,218,344

Total limited partners	123,218,807	136,209,551

Total partners’ capital	126,177,269	139,012,777

TOTAL	$126,693,773	$141,284,920

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,117.59	$1,089.83
Series B	$1,352.22	$1,299.02
Series C	$1,379.66	$1,325.38
Series D	$1,294.65	$1,251.08

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations

(UNAUDITED)

	For the three months ended
	September 30, 2021	September 30, 2020

INVESTMENT INCOME:
Interest income	$3	$1
Interest income (allocated from the Master Fund) (1)	3,441	224,644

Total investment income	3,444	224,645

EXPENSES:
Management fees (allocated from the Master Fund) (1)	557,532	767,867
Brokerage commissions (allocated from the Master Fund) (1)	206,834	184,387
Selling commissions and platform fees (allocated from the Master Fund) (1)	551,956	654,093
Administrative and operating expenses (allocated from the Master Fund) (1)	132,226	117,935
Custody fees and other expenses (allocated from the Master Fund) (1)	5,520	7,258

Total expenses	1,454,068	1,731,540

NET INVESTMENT LOSS	(1,450,624)	(1,506,895)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(9,899,533)	5,183,119
Foreign exchange transactions	(208,044)	444,691
Net change in unrealized:
Futures and forward currency contracts	2,176,108	1,701,388
Foreign exchange translation	(18,948)	(6,377)
Net gains (losses) from U.S. Treasury notes:
Realized	(693)	4,818
Net change in unrealized	(2,317)	(182,589)

Net realized and unrealized gains (losses) allocated from the Master Fund	(7,953,427)	7,145,050

NET INCOME (LOSS)	(9,404,051)	5,638,155

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	(56,511)	—

NET INCOME (LOSS) AFTER PROFIT SHARE	$(9,347,540)	$5,638,155

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$(84.51)	$37.04
Series B	$(95.00)	$50.01
Series C	$(96.92)	$51.02
Series D	$(85.66)	$46.06

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund as of period end.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2021	September 30, 2020

INVESTMENT INCOME:
Interest income	$5	$5,930
Interest income (allocated from the Master Fund) (1)	36,771	1,392,430

Total investment income	36,776	1,398,360

EXPENSES:
Management fees (allocated from the Master Fund) (1)	1,842,680	2,462,296
Brokerage commissions (allocated from the Master Fund) (1)	642,528	605,926
Selling commissions and platform fees (allocated from the Master Fund) (1)	1,711,058	2,132,257
Administrative and operating expenses (allocated from the Master Fund) (1)	395,103	428,301
Custody fees and other expenses (allocated from the Master Fund) (1)	17,212	22,051

Total expenses	4,608,581	5,650,831

NET INVESTMENT LOSS	(4,571,805)	(4,252,471)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	15,448,092	(29,969,802)
Foreign exchange transactions	(156,683)	214,124
Net change in unrealized:
Futures and forward currency contracts	(5,875,439)	3,078,876
Foreign exchange translation	(284,401)	(78,656)
Net gains (losses) from U.S. Treasury notes:
Realized	(5,511)	207,165
Net change in unrealized	2,570	(75,751)

Net realized and unrealized gains (losses) allocated from the Master Fund	9,128,628	(26,624,044)

NET INCOME (LOSS)	4,556,823	(30,876,515)

LESS PROFIT SHARE ALLOCATION TO THE MASTER FUND	42,925	—

NET INCOME (LOSS) AFTER PROFIT SHARE	$4,513,898	$(30,876,515)

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$27.76	$(196.42)
Series B	$53.20	$(210.70)
Series C	$54.28	$(214.98)
Series D	$43.57	$(211.33)

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund as of period end.

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the nine months ended September 30, 2021 and 2020

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL — January 1, 2021	$2,803,226	$108,544,835	99,597.6414	$7,431,183	5,720.6069	$4,015,189	3,029.4662	$16,218,344	12,963.4335	$139,012,777

Capital contributions	—	2,419,000	2,088.3473	—	—	350,000	244.6968	559,000	406.1506	3,328,000
Capital withdrawals	—	(9,804,033)	(8,603.3470)	(772,055)	(572.0942)	(1,184,514)	(837.8635)	(8,916,804)	(6,520.4594)	(20,677,406)
Net income before profit share	155,236	2,868,587	—	302,799	—	180,587	—	1,049,614	—	4,556,823
Profit share	—	—	—	—	—	—	—	(42,925)	—	(42,925)
PARTNERS’ CAPITAL — September 30, 2021	$2,958,462	$104,028,389	93,082.6417	$6,961,927	5,148.5127	$3,361,262	2,436.2995	$8,867,229	6,849.1247	$126,177,269

Net Asset Value per Unit at September 30, 2021			$1,117.59		$1,352.22		$1,379.66		$1,294.65

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2020	$3,122,595	$166,972,241	132,149.4067	$10,343,480	7,006.4813	$4,831,807	3,207.8856	$5,919,234	4,132.1394	$191,189,357

Capital contributions	—	2,257,400	1,790.7268	150,000	120.8101	150,000	106.9465	11,859,000	9,052.9189	14,416,400
Capital withdrawals	—	(28,285,064)	(26,775.7466)	(968,765)	(784.6188)	(11,039)	(8.9010)	(156,156)	(131.1191)	(29,421,024)
Net (loss) before profit share	(405,180)	(26,590,600)	—	(1,497,600)	—	(701,977)	—	(1,681,158)	—	(30,876,515)
Profit share	—	—	—	—	—	—	—	—	—	—
PARTNERS’ CAPITAL — September 30, 2020	$2,717,415	$114,353,977	107,164.3869	$8,027,115	6,342.6726	$4,268,791	3,305.9311	$15,940,920	13,053.9392	$145,308,218

Net Asset Value per Unit at September 30, 2020			$1,067.09		$1,265.57		$1,291.25		$1,221.16

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2021

The following information presents per unit operating performance data for each series for the three months ended September 30, 2021.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,202.10	$1,447.22	$1,476.58	$1,380.31

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(13.91)	(9.79)	(9.97)	(11.93)
Total trading and investing losses (1)	(70.60)	(85.21)	(86.95)	(78.09)

Net loss before profit share allocation from the Master Fund	(84.51)	(95.00)	(96.92)	(90.02)

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00	(4.36)

Net loss from operations after profit share allocation from the Master Fund	(84.51)	(95.00)	(96.92)	(85.66)

NET ASSET VALUE PER UNIT — End of period	$1,117.59	$1,352.22	$1,379.66	$1,294.65

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(7.03)%	(6.56)%	(6.56)%	(6.81)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00	(0.60)

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(7.03)%	(6.56)%	(6.56)%	(6.21)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.81%	2.81%	2.81%	3.57%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00	(0.60)

Total expenses	4.81%	2.81%	2.81%	2.97%

Net investment loss (3) (4) (5)	(4.80)%	(2.80)%	(2.80)%	(3.56)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not Annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2021

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2021.

Per Unit Performance (For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of period	$1,089.83	$1,299.02	$1,325.38	$1,251.08

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(41.71)	(29.34)	(29.93)	(35.60)
Total trading and investing gains (1)	69.47	82.54	84.21	83.48

Net income before profit share allocation from the Master Fund	27.76	53.20	54.28	47.88

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00	4.31

Net income from operations after profit share allocation from the Master Fund	27.76	53.20	54.28	43.57

NET ASSET VALUE PER UNIT — End of period	$1,117.59	$1,352.22	$1,379.66	$1,294.65

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	2.55%	4.10%	4.10%	3.81%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00	0.33

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	2.55%	4.10%	4.10%	3.48%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.87%	2.87%	2.87%	3.63%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00	0.33

Total expenses	4.87%	2.87%	2.87%	3.96%

Net investment loss (3) (4) (5)	(4.83)%	(2.83)%	(2.83)%	(3.59)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Not Annualized.

(3)	Annualized.

(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.

(5)	Excludes profit share allocation from the Master Fund.

(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at September 30, 2021 (unaudited) and December 31, 2020 and the results of its operations for the three and nine months ended September 30, 2021 and 2020 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2021 and December 31, 2020 was 29.38% and 25.08%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2021 and December 31, 2020, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series A, Series B, Series C and Series D Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Series A	92,344.719	118,034.723	94,871.221	127,159.028
Series B	5,148.518	6,537.753	5,310.402	6,850.092
Series C	2,511.196	3,305.893	2,724.337	3,288.386
Series D	7,015.673	13,018.240	9,968.982	10,959.560

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events through November 12, 2021, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statement.

(a) At September 30, 2021 (unaudited) and December 31, 2020

(b) For the nine months ended September 30, 2021 and 2020 (unaudited)

(c) For the three and nine months ended September 30, 2021 and 2020 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $96,283,669 and $91,546,413)	$96,277,823	$91,539,195
Net unrealized appreciation on open futures and forward currency contracts	3,955,234	20,183,485
Due from brokers, net	23,100,583	22,876,161
Cash denominated in foreign currencies (cost $19,127,491 and $21,945,775)	18,796,748	22,644,281

Total equity in trading accounts	142,130,388	157,243,122

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $297,207,360 and $408,518,267)	297,188,543	408,476,105

CASH AND CASH EQUIVALENTS	29,738,141	42,498,650

ACCRUED INTEREST RECEIVABLE	2,290,409	3,523,202

DUE FROM MILLBURN MULTI-MARKETS LTD.	—	100

TOTAL	$471,347,481	$611,741,179

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$7,404,922	$125,252
Capital withdrawals payable to Limited Partners	24,349,962	53,597,364
Capital withdrawal payable to General Partner	—	622,309
Management fee payable	439,273	648,347
Selling commissions payable	179,300	196,027
Accrued expenses	282,755	286,761
Due to brokers, net	8,781,400	1,909,153
Commissions and other trading fees on open futures contracts	26,225	108,048
Accrued profit share	393,293	—

Total liabilities	41,857,130	57,493,261

PARTNERS’ CAPITAL	429,490,351	554,247,918

TOTAL	$471,347,481	$611,741,179

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2021

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	1.16%	$4,964,172
Grains	(0.00)	(9,210)
Interest rates	(0.34)	(1,448,596)
Livestock	0.01	34,390
Metals	(0.74)	(3,161,963)
Softs	0.05	201,441
Stock indices	(0.47)	(2,018,610)

Total long futures contracts	(0.33)	(1,438,376)

Short futures contracts:
Energies	(0.05)	(210,760)
Grains	0.23	992,480
Interest rates:
2 Year U.S. Treasury Note (408 contracts, settlement date December 2021)	0.01	57,953
5 Year U.S. Treasury Note (991 contracts, settlement date December 2021)	0.05	202,226
10 Year U.S. Treasury Note (421 contracts, settlement date December 2021)	0.01	39,500
Other interest rates	0.15	656,245

Total interest rates	0.22	955,924

Livestock	0.00	10,430
Metals	0.44	1,856,189
Softs	(0.01)	(54,432)
Stock indices	(0.01)	(33,971)

Total short futures contracts	0.82	3,515,860

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.49	2,077,484

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(4.46)	(19,139,123)
Total short forward currency contracts	3.17	13,611,951

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(1.29)	(5,527,172)

TOTAL	(0.80)%	$(3,449,688)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2021

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$134,580,000	U.S. Treasury notes, 2.000%, 11/15/2021	31.41%	$134,900,679
122,400,000	U.S. Treasury notes, 2.500%, 02/15/2022	28.76	123,518,813
133,640,000	U.S. Treasury notes, 1.750%, 05/15/2022	31.44	135,046,874

	Total investments in U.S. Treasury notes (amortized cost $393,491,029)	91.61%	$393,466,366

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2020

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.15%	$819,755
Grains	0.60	3,317,996
Interest rates:
2 Year U.S. Treasury Note (400 contracts, settlement date March 2021)	0.00	12,742
5 Year U.S. Treasury Note (2,390 contracts, settlement date March 2021)	0.04	227,326
10 Year U.S. Treasury Note (1,971 contracts, settlement date March 2021)	0.04	201,234
30 Year U.S. Treasury Bond (556 contracts, settlement date March 2021)	0.02	85,906
Other interest rates	0.28	1,560,583

Total interest rates	0.38	2,087,791

Metals	1.13	6,253,013
Softs	0.06	345,995
Stock indices	0.82	4,567,677

Total long futures contracts	3.14	17,392,227

Short futures contracts:
Energies	0.11	591,490
Grains	(0.06)	(347,625)
Interest rates	0.00	(25,918)
Livestock	0.00	(12,760)
Metals	(0.22)	(1,137,354)
Softs	(0.02)	(115,670)
Stock indices	0.14	773,085

Total short futures contracts	(0.05)	(274,752)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	3.09	17,117,475

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.02	11,186,702
Total short forward currency contracts	(1.49)	(8,245,944)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.53	2,940,758

TOTAL	3.62%	$20,058,233

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2020

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value

$189,080,000	U.S. Treasury notes, 2.250%, 02/15/2021	34.21%	$189,560,086
152,900,000	U.S. Treasury notes, 2.625%, 05/15/2021	27.84	154,306,561
153,640,000	U.S. Treasury notes, 2.750%, 08/15/2021	28.17	156,148,653

	Total investments in U.S. Treasury notes (amortized cost $500,064,680)	90.22%	$500,015,300

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2021	September 30, 2020
INVESTMENT INCOME — Interest income	$12,335	$953,944
EXPENSES:
Brokerage commissions	745,481	786,171
Management fees	1,361,413	2,199,572
Selling commissions and platform fees	552,346	660,975
Administrative and operating expenses	282,067	293,017
Custody fees and other expenses	19,972	31,152
Total expenses	2,961,279	3,970,887

NET INVESTMENT LOSS	(2,948,944)	(3,016,943)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(37,111,149)	26,629,664
Foreign exchange transactions	(738,406)	1,834,663
Net change in unrealized:
Futures and forward currency contracts	8,267,530	5,221,855
Foreign exchange translation	(78,761)	23,731
Net gains (losses) from U.S. Treasury notes:
Realized	(2,502)	20,841
Net change in unrealized	(8,359)	(776,203)
Total net realized and unrealized gains (losses)	(29,671,647)	32,954,551

NET INCOME (LOSS)	(32,620,591)	29,937,608
LESS PROFIT SHARE TO GENERAL PARTNER	(914,181)	72,899
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(31,706,410)	$29,864,709

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2021	September 30, 2020
INVESTMENT INCOME — Interest income	$129,346	$5,780,865

EXPENSES:
Brokerage commissions	2,308,560	2,512,532
Management fees	4,443,144	6,977,202
Selling commissions and platform fees	1,721,577	2,149,586
Administrative and operating expenses	851,185	937,709
Custody fees and other expenses	63,634	94,547
Total expenses	9,388,100	12,671,576

NET INVESTMENT LOSS	(9,258,754)	(6,890,711)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	58,210,855	(122,763,161)
Foreign exchange transactions	(561,788)	926,261
Net change in unrealized:
Futures and forward currency contracts	(23,507,921)	9,086,227
Foreign exchange translation	(1,029,249)	(315,956)
Net gains (losses) from U.S. Treasury notes:
Realized	(20,386)	875,124
Net change in unrealized	24,717	(255,616)
Total net realized and unrealized gains (losses)	33,116,228	(112,447,121)

NET INCOME (LOSS)	23,857,474	(119,337,832)
LESS PROFIT SHARE TO GENERAL PARTNER	602,156	105,482
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$23,255,318	$(119,443,314)

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the nine months ended September 30, 2021

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2021	$553,303,603	$—	$944,315	$554,247,918
Contributions	25,953,000	208,863	—	26,161,863
Withdrawals	(174,174,748)	—	—	(174,174,748)
Net income (loss) before profit share	23,815,842	(12,587)	54,219	23,857,474
General Partner’s allocation - profit share	(602,156)	—	—	(602,156)
PARTNERS’ CAPITAL - September 30, 2021	$428,295,541	$196,276	$998,534	$429,490,351

For the nine months ended September 30, 2020

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2020	$629,952,934	$—	$1,049,391	$631,002,325
Contributions	268,999,600	—	—	268,999,600
Withdrawals	(139,372,170)	—	—	(139,372,170)
Net (loss) before profit share	(119,203,276)	—	(134,556)	(119,337,832)
General Partner’s allocation - profit share	(105,482)	—	—	(105,482)
PARTNERS’ CAPITAL - September 30, 2020	$640,271,606	$—	$914,835	$641,186,441

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% (1.75% per annum) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Total return before General Partner profit share allocation (3)	(6.50)%	4.17%	4.30%	(14.12)%
Less: General Partner profit share allocation (3) (5)	—	0.00	—	0.00

Total return after General Partner profit share allocation (3)	(6.50)%	4.17%	4.30%	(14.12)%

Ratios to average net asset value:
Expenses (1) (4)	2.52%	2.64%	2.61%	2.61%
General Partner profit share allocation (3) (5)	—	0.00	—	0.00

Total expenses (1)	2.52%	2.64%	2.61%	2.61%

Net investment loss (1) (2) (4)	(2.52)%	(2.08)%	(2.58)%	(1.50)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1)	Includes the Limited Partner’s proportionate share of expenses allocated from the Master Fund’s operations for the three and nine months ended September 30, 2021 and 2020.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.
(5)	In instances of 0.00, value is less than 0.01 when rounded to two decimal places.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Total return before General Partner profit share allocation (3)	(6.71)%	4.65%	4.11%	(13.75)%
Less: General Partner profit share allocation (3)	(0.19)	0.01	0.12	0.02

Total return after General Partner profit share allocation (3)	(6.52)%	4.64%	3.99%	(13.77)%

Ratios to average net asset value:
Expenses (1) (4)	2.48%	2.40%	2.56%	2.45%
General Partner profit share allocation (3)	(0.19)	0.01	0.12	0.02

Total expenses (1)	2.29%	2.41%	2.68%	2.47%

Net investment loss (1) (2) (4)	(2.48)%	(1.84)%	(2.53)%	(1.33)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the Limited Partners’ proportionate share of expenses allocated from the Master Fund’s operations for the three and nine months ended September 30, 2021 and 2020.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

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

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2021 (unaudited) and December 31, 2020 (audited) and the results of its operations for the three and nine months ended September 30, 2021 and 2020 (unaudited).

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At September 30, 2021 and December 31, 2020, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	September 30,	December 31,
	2021	2020
Partnership	29.38%	25.08%
Cayman Feeder	58.58%	65.81%

Total	87.96%	90.89%

The capital withdrawals payable at September 30, 2021 and December 31, 2020 were $24,349,962 and $54,219,673, respectively, as detailed below.

	September 30,	December 31,
	2021	2020
Direct investors (1)	$—	$990,861
Partnership	505,754	2,272,143
Cayman Feeder	23,844,208	50,956,669

Total	$24,349,962	$54,219,673

(1)	Includes General Partner’s profit share of $622,309 at December 31, 2020.

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

During the three and nine months ended September 30, 2021 and 2020, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of September 30, 2021 and December 31, 2020 in valuing the Master Fund’s investments at fair value. During the nine and twelve months ended September 30, 2021 and December 31, 2020, the Master Fund held no assets or liabilities in Level 3. At September 30, 2021 and December 31, 2020, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2021

	Level 1	Level 2	Total
U.S. Treasury notes (1)	$393,466,366	$—	$393,466,366

Short-Term Money Market Fund*	29,488,041	—	29,488,041
Exchange-traded futures contracts
Energies	4,753,412	—	4,753,412
Grains	983,270	—	983,270
Interest rates	(492,672)	—	(492,672)
Livestock	44,820	—	44,820
Metals	(1,305,774)	—	(1,305,774)
Softs	147,009	—	147,009
Stock indices	(2,052,581)	—	(2,052,581)

Total exchange-traded futures contracts	2,077,484	—	2,077,484

Over-the-counter forward currency contracts	—	(5,527,172)	(5,527,172)

Total futures and forward currency contracts (2)	2,077,484	(5,527,172)	(3,449,688)

Total financial assets and liabilities at fair value	$425,031,891	$(5,527,172)	$419,504,719

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$96,277,823
Investments in U.S. Treasury notes held in custody			297,188,543
Total investments in U.S. Treasury notes			$393,466,366

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,955,234
Net unrealized depreciation on open futures and forward currency contracts			(7,404,922)
Total net unrealized depreciation on open futures and forward currency contracts			$(3,449,688)

*	The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2020

	Level 1	Level 2	Total
U.S. Treasury notes (1)	$500,015,300	$—	$500,015,300

Short-Term Money Market Fund*	42,248,650	—	42,248,650
Exchange-traded futures contracts
Energies	1,411,245	—	1,411,245
Grains	2,970,371	—	2,970,371
Interest rates	2,061,873	—	2,061,873
Livestock	(12,760)	—	(12,760)
Metals	5,115,659	—	5,115,659
Softs	230,325	—	230,325
Stock indices	5,340,762	—	5,340,762

Total exchange-traded futures contracts	17,117,475	—	17,117,475

Over-the-counter forward currency contracts	—	2,940,758	2,940,758

Total futures and forward currency contracts (2)	17,117,475	2,940,758	20,058,233

Total financial assets and liabilities at fair value	$559,381,425	$2,940,758	$562,322,183

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$91,539,195
Investments in U.S. Treasury notes			408,476,105
Total investments in U.S. Treasury notes			$500,015,300

(2)
Net unrealized appreciation on open futures and forward currency contracts			$20,183,485
Net unrealized depreciation on open futures and forward currency contracts			(125,252)
Total net unrealized appreciation on open futures and forward currency contracts			$20,058,233

*	The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2021 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2021 and December 31, 2020. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2021

					Net Unrealized
					Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$5,053,042	$(88,870)	$25,470	$(236,230)	$4,753,412
Grains	—	(9,210)	1,417,455	(424,975)	983,270
Interest rates	14,243	(1,462,839)	1,029,046	(73,122)	(492,672)
Livestock	35,900	(1,510)	10,430	—	44,820
Metals	862,709	(4,024,672)	3,226,284	(1,370,095)	(1,305,774)
Softs	214,210	(12,769)	—	(54,432)	147,009
Stock indices	106,862	(2,125,472)	404,611	(438,582)	(2,052,581)
Total futures contracts	6,286,966	(7,725,342)	6,113,296	(2,597,436)	2,077,484

Forward currency contracts	2,125,460	(21,264,583)	16,265,085	(2,653,134)	(5,527,172)

Total futures and forward currency contracts	$8,412,426	$(28,989,925)	$22,378,381	$(5,250,570)	$(3,449,688)

Fair value of futures and forward currency contracts at December 31, 2020

					Net Unrealized
					Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Energies	$951,320	$(131,565)	$854,540	$(263,050)	$1,411,245
Grains	3,318,296	(300)	—	(347,625)	2,970,371
Interest rates	2,550,872	(463,081)	—	(25,918)	2,061,873
Livestock	—	—	1,910	(14,670)	(12,760)
Metals	7,202,141	(949,128)	737,287	(1,874,641)	5,115,659
Softs	346,947	(952)	2,090	(117,760)	230,325
Stock indices	5,173,445	(605,768)	795,375	(22,290)	5,340,762
Total futures contracts	19,543,021	(2,150,794)	2,391,202	(2,665,954)	17,117,475

Forward currency contracts	14,163,798	(2,977,096)	3,203,228	(11,449,172)	2,940,758

Total futures and forward currency contracts	$33,706,819	$(5,127,890)	$5,594,430	$(14,115,126)	$20,058,233

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and nine months ended September 30, 2021 and 2020 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2021 and 2020

	Three months	Three months	Nine months	Nine months
	ended:	ended:	ended:	ended:
	September 30,	September 30,	September 30,	September 30,
Sector	2021	2020	2021	2020
Futures contracts:
Energies	$3,152,244	$3,755,596	$23,708,484	$38,622,323
Grains	858,209	(2,756,806)	2,665,340	(2,222,408)
Interest rates	(8,169,527)	(11,243,708)	(10,590,727)	(11,545,189)
Livestock	(55,930)	349,200	(585,010)	1,101,830
Metals	(2,670,251)	3,466,841	2,350,604	(5,805,613)
Softs	50,062	23,463	(1,945,195)	1,041,892
Stock indices	(10,246,001)	23,781,674	40,585,651	(158,123,044)
Total futures contracts	(17,081,194)	17,376,260	56,189,147	(136,930,209)

Forward currency contracts	(11,762,425)	14,475,259	(21,486,213)	23,253,275

Total futures and forward currency contracts	$(28,843,619)	$31,851,519	$34,702,934	$(113,676,934)

For the three months ended September 30, 2021 and 2020, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2021	2020

Average bought	79,295	104,534
Average sold	84,064	103,187
Average notional	$10,024,000,000	$8,746,000,000

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

The following tables represent gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2021 and December 31, 2020.

 Offsetting of derivative assets and liabilities at September 30, 2021

	Gross amounts of	Gross amounts offset in the Statements of	Net amounts of assets presented in the Statements of
	recognized	Financial	Financial
Assets	assets	Condition	Condition

Futures contracts
Counterparty J	$2,634,111	$(696,580)	$1,937,531
Counterparty L	9,180,388	(7,162,685)	2,017,703
Total assets	$11,814,499	$(7,859,265)	$3,955,234

		Gross	Net amounts of liabilities
		amounts offset in the	presented in the
	Gross amounts of	Statements of	Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$2,463,513	$(585,763)	$1,877,750

Forward currency contracts
Counterparty G	8,022,529	(5,005,040)	3,017,489
Counterparty K	15,895,188	(13,385,505)	2,509,683
Total forward currency contracts	23,917,717	(18,390,545)	5,527,172
Total liabilities	$26,381,230	$(18,976,308)	$7,404,922

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
	Statements of Financial	Financial	Collateral	Net
Counterparty	Condition	Instruments	Received(1)(2)	Amount(3)

Counterparty J	$1,937,531	$—	$(1,937,531)	$—
Counterparty L	2,017,703	—	(2,017,703)	—

Total	$3,955,234	$—	$(3,955,234)	$—

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Liabilities
	presented in the
	Statements of Financial	Financial	Collateral	Net
Counterparty	Condition	Instruments	Pledged(1)(2)	Amount(4)

Counterparty C	$1,877,750	$—	$1,877,750	$—
Counterparty G	3,017,489	$—	3,017,489	$—
Counterparty K	2,509,683	—	2,509,683	—

Total	$7,404,922	$—	$7,404,922	$—

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statements of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2021.
(4)	Net amount represents the amounts owed by the Master Fund to each counterparty as of September 30, 2021.

Offsetting of derivative assets and liabilities at December 31, 2020

			Net amounts of
	Gross	Gross amounts offset in the	assets presented in the
	amounts of	Statements of	Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$7,424,604	$(845,191)	$6,579,413
Counterparty J	2,079,575	(195,917)	1,883,658
Counterparty L	12,430,044	(3,775,640)	8,654,404
Total futures contracts	21,934,223	(4,816,748)	17,117,475

Forward currency contracts
Counterparty G	8,394,326	(5,328,316)	3,066,010

Total assets	$30,328,549	$(10,145,064)	$20,183,485

			Net
		Gross amounts offset in the	amounts of liabilities presented in the
	Gross amounts of	Statement of	Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Forward currency contracts
Counterparty K	$9,097,952	$(8,972,700)	$125,252

Total liabilities	$9,097,952	$(8,972,700)	$125,252

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
	Statements of Financial	Financial	Collateral	Net
Counterparty	Condition	Instruments	Received(1)(2)	Amount(3)

Counterparty C	$6,579,413	$—	$(6,579,413)	$—
Counterparty J	1,883,658	—	(1,883,658)	—
Counterparty L	8,654,404	—	(8,654,404)	—
Counterparty G	3,066,010	—	—	3,066,010
Total	$20,183,485	$—	$(17,117,475)	$3,066,010

		Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Liabilities
	presented in the
	Statement of Financial	Financial	Collateral	Net
Counterparty	Condition	Instruments	Pledged(1)(2)	Amount(4)

Counterparty K	$125,252	—	$(125,252)	—
Total	$125,252	$—	$(125,252)	$—

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2020.
(4)	Net amount represents the amounts owed by the Master Fund to each counterparty as of December 31, 2020.

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

The Master Fund’s forward currency trading activities are cleared by DB and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $55,869,829 and $47,021,416 at September 30, 2021 and December 31, 2020, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2021 and 2020. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	September 30, 2021	September 30, 2020
Profit share earned	$11,307	$—
Reversal of profit share (1)	(1,318,781)	(32,583)
Profit share accrued	393,293	105,482
Total profit share	$(914,181)	$72,899

	Nine months ended:	Nine months ended:
	September 30, 2021	September 30, 2020
Profit share earned	$208,863	$—
Profit share accrued	393,293	105,482
Total profit share	$602,156	$105,482

(1)	Reversal of profit share occurs on July 1st

6. FINANCIAL HIGHLIGHTS

Ratios to average capital are calculated based on 1) a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% (1.75% per annum) and 20% of Trading Profits and 2) Limited Partners’ capital taken as a whole. The computation of such ratios based on the amount of expenses and profit share allocation assessed to an individual partner’s capital account may vary from these ratios based on the timing of capital transactions and differences in individual partners’ management fee, selling commission, platform fee and profit share allocation arrangements. Returns are calculated based on 1) a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% (1.75% per annum) and 20% of Trading Profits and 2) Limited Partners’ capital taken as a whole. An individual partner’s returns may vary from these returns based on the timing of capital transactions and differences in individual partners’ management fee, selling commission, platform fee and profit share allocation arrangements.

7. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events through November 12, 2021, the date this form 10-Q was filed. Based on such evaluation, no further were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through September 30, 2021, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2021

Total
Partners’
Capital of the
Month Ended:	Partnership
September 30, 2021	$126,177,269
June 30, 2021	134,322,512
December 31, 2020	139,012,777

	Three Months	Nine Months
Change in Partners’ Capital	$(8,145,243)	$(12,835,508)
Percent Change	(6.06)%	(9.23)%

THREE MONTHS ENDED SEPTEMBER 30, 2021

The decrease in the Partnership’s net assets of $8,145,243 was attributable to net loss after profit share through its investment in the Master Fund of $9,347,540 and withdrawals of $1,751,703 which were partially offset by contributions of $2,954,000.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2021 decreased $210,335 relative to the corresponding period in 2020. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended September 30, 2021, relative to the corresponding period in 2020.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2021 increased $22,447 relative to the corresponding period in 2020. The increase was due to an increase in the trading volume during the three months ended September 30, 2021, relative to the corresponding period in 2020.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended September 30, 2021 decreased $102,137 relative to the corresponding period in 2020. The decrease was due predominantly to a decrease in the average net asset value of the Partnership during the three months ended September 30, 2021, relative to the corresponding period in 2020.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2021 increased $14,291 relative to the corresponding period in 2020. The increase was due to an increase in sales and marketing expense during the three months ended September 30, 2021, relative to the corresponding period in 2020.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2021 decreased $221,203 relative to the corresponding period in 2020. The decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the three months ended September 30, 2021 as well as a decrease in Treasury note holdings, relative to the corresponding period in 2020.

For the three months ended September 30, 2021, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized losses of $9,404,051 from trading operations (including foreign exchange transactions and translations). Management fees of $557,532, brokerage commissions of $206,834, selling commissions and platform fees of $551,956, administrative and operating expenses of $132,226, custody fees and other expenses of $5,520, and profit share reversal of $56,511. Interest income of $3,444 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $9,347,540.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(2.40)%
Energies	0.69%
Grains	0.20%
Interest rates	(1.89)%
Livestock	0.02%
Metals	(0.53)%
Softs	0.05%
Stock indices	(2.11)%
Trading loss*	(5.97)%

*	Percentage of the Partnership Capital

NINE MONTHS ENDED SEPTEMBER 30, 2021

The decrease in the Partnership’s net assets of $12,835,508 was attributable to withdrawals of $20,677,406 which were partially offset by net income after profit share through its investment in the Master Fund of $4,513,898 and contributions of $3,328,000.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2021 decreased $619,616 relative to the corresponding period in 2020. The decrease was due to a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2021, relative to the corresponding period in 2020.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2021 increased $36,602 relative to the corresponding period in 2020. The increase was due to an increase in the trading volume during the nine months ended September 30, 2021, relative to the corresponding period in 2020.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the nine months ended September 30, 2021 decreased $421,199 relative to the corresponding period in 2020. The decrease was due to a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2021, relative to the corresponding period in 2020.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2021 decreased $33,198 relative to the corresponding period in 2020. The decrease was due to a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2021, relative to the corresponding period in 2020.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2021 decreased $1,355,659 relative to the corresponding period in 2020. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields as well as a decrease in Treasury note holdings.

For the nine months ended September 30, 2021, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $9,128,628 from trading operations (including foreign exchange transactions and translations). Management fees of $1,842,680, brokerage commissions of $642,528, selling commissions and platform fees of $1,711,058, administrative and operating expenses of $395,103, custody fees and other expenses of $17,212, and profit share of $42,925 were paid or accrued. Interest income of $36,776 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $4,513,898.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(4.46)%
Energies	4.81%
Grains	0.44%
Interest rates	(2.19)%
Livestock	(0.17)%
Metals	0.39%
Softs	(0.46)%
Stock indices	8.10%
Trading gain*	6.46%

*	Percentage of the Partnership Capital

MANAGEMENT DISCUSSION – 2021

Three months ended September 30, 2021

The Partnership was unprofitable for the quarter as losses from trading equity, interest rate and metal futures, and currency forwards far outpaced gains from trading energy and grain futures. Trading of soft and livestock futures was flat.

Markets were roiled because the near-term global growth outlook, particularly for Asia, was negatively affected as the COVID-19 Delta variant spread and China experienced a multi-pronged regulatory crackdown in support of its Common Prosperity, national security, financial stability and environmental goals. The growth outlook was also impacted by continuing supply chain difficulties, including labor market shortages and mismatches, and rising prices—including soaring energy prices-- that have affected consumer demand. Furthermore, a reduction of fiscal stimulus globally, including from the U.S., and signs that central banks were beginning the process of scaling back on ultra-accommodative policies and returning to “more normal” stances likely worried market participants.

For most of the quarter interest rates were restrained by the growth slowdown. However, in late September, Federal Reserve (the “Fed”) Chairman Powell stressed that a Quantitative easing tapering was likely to begin by the end of 2021 and was expected to reach completion by mid-2022. Furthermore, there were indications that the first Fed official rate hike might occur in late 2022. These moves reflected the fact that the U.S. economy had made ’substantial further progress’ on its inflation and unemployment goals and that economic growth was expected to rebound after the third quarter slowdown. At the same time, similar outlooks were posited by other central banks including the Bank of England, European Central Bank and Norges Bank, which became the first G-20 central bank to increase official rates since the onset of the global COVID-19 pandemic when it raised its policy rate from zero to 0.25%. Several other Central European and Latin America central banks have also raised rates recently to control inflation. Overall long positions in German, French, British, Australian and Japanese long-term bond futures registered losses, especially late in the quarter. Conversely, early in the period, long positions in German, U.S., Canadian and Italian 3-year to 10-year note futures posted partially offsetting gains.

During the quarter, equities were supported by strong earnings, liquidity and anticipated U.S. infrastructure spending. Still, creeping concerns about the durability of the global economic recovery and China’s regulatory crackdown contributed to turbulence in global equity markets that were near all-time highs amid thin summer trading. The Fed actions triggered an upsurge in interest rates, following which equity markets experienced a broad-based selloff. Overall, losses were sustained on long positions in U.S., Canadian, EAFE, and EURO STOXX 50 indices; from trading Asia ex-Japan indices; and from short VIX and VSTOXX volatility index positions. Partially offsetting profits were accrued on short Brazilian, emerging market, and Chinese H-share index positions; long positions in Japanese index futures; and trading Indian, Dutch and French stock index futures.

The U.S. dollar was volatile in a 2% band for most of the quarter before surging higher in late September after U.S. interest rates jumped higher. Indeed, by the end of the quarter, the U.S. dollar had reached its highest level of 2021, climbing about 4% in total from its May low. On balance, currency trading was unprofitable. Trading the Canadian dollar versus the U.S. dollar was unprofitable amid oil price swings, global growth worries, monetary policy pronouncements in both countries, and political uncertainties in Canada. Trading the UK sterling/U.S. dollar exchange rate was volatile and unprofitable amid concerns over the pace of global growth, the worldwide spike in COVID-19 infections and uncertainties about the future direction of monetary policy in each country. In Brazil, tension and noise in the domestic political-institutional environment and the deterioration in the country’s fiscal prospects continue to threaten the economic outlook. However, the Brazilian real saw a 2% increase in official interest rates during the quarter as the central bank sought to contain rising inflation, and a short real/long U.S. dollar trade was unprofitable. Trading the U.S.dollar/Australian dollar exchange rate was volatile and unprofitable due in part to several factors including: the collapse in the iron ore price; surging gas and oil prices; China uncertainties; the Sydney COVID-19 lockdown, U.S. dollar strength and changing interest rate differentials. In addition, short U.S. dollar positions against the New Zealand dollar, Swiss franc, and several other currencies were particularly unprofitable in September. A long U.S. dollar/short Japanese yen trade did produce a fractional gain.

Amid the changing growth and inflation outlooks, interest rate and U.S. dollar volatility, and supply chain disruptions, metal prices displayed wide swings. Trading of copper, zinc and platinum produced a fractional loss, while a long aluminum position and a short silver trade registered slightly offsetting gains.

Energy prices were volatile during the quarter. Growth worries related to the COVID-19 Delta variant and the continuing expansion of production by The Organization of the Petroleum Exporting Countries helped prompt a selloff during the first half of the period as evidenced by Brent crude oil which fell from about $76/barrel at the start of July to about $65/barrel on August 20, producing losses on long positions. Subsequently however, prices rebounded to close the quarter near $80/barrel as the Gulf of Mexico experienced crude oil production cuts following hurricanes Henri and Ida. There were also stronger than expected demand increases for oil and natural gas as market participants came to expect the 3Q growth slowdown to be temporary, and as businesses and consumers increased their usage of everything from gasoline to jet fuel as governments lifted COVID-19 social and travel restrictions. In addition, a surge in natural gas prices that will likely lead to “gas to oil” switching in the power business, especially in Europe, and persistent tightness in crude oil and natural gas inventories impacted energy prices. Consequently, long positions in Brent crude, heating oil, London gas oil and U.S. natural gas were highly profitable during late August and in September, and for the quarter overall.

Lastly, grain trading was slightly profitable as gains from short corn, soybean and soybean meal positions fractionally outdistanced losses from short wheat positions.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at September 30, 2021 and December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On July 1, 2021, August 1, 2021 and September 1, 2021 the Partnership sold Units to new and existing limited partners of $295,000, $297,000 and $2,362,000 respectively. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series C, and Series D limited partners during the three months ended September 30, 2021. There were no Series B redemptions.

	Series A		Series C		Series D
	Units	NAV	Units	NAV	Units	NAV
Date of Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
July 31, 2021	(329.4490)	$1,194.44	(125.8901)	$1,469.62	-	$1,374.38
August 31, 2021	(153.6717)	1,160.58	-	1,430.34	(364.1588)	1,343.05
September 30, 2021	(208.8358)	1,117.59	(197.4120)	1,379.66	-	1,294.65

Total	(691.9565)		(323.3021)		(364.1588)

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

Date: November 12, 2021

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)