Form 10-K
period 2021-12-31
Millburn Multi-Markets Fund L.P.
filed 2022-03-31
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2021

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2021 and 2020 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2021, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1. Business

(a)	General development of business

Millburn Multi-Markets Fund L.P.  (the “Partnership”) is a limited partnership organized September 8, 2008 under the Delaware Revised Uniform Limited Partnership Act. The Partnership commenced operations on August 1, 2009. The Partnership is required, pursuant to its Fourth Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), to invest all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”), a Delaware limited partnership that began trading on October 20, 2004. The Partnership is one of a number of investors in the Master Fund. As of December 31, 2021, the Partnership’s partnership percentage in the Master Fund was approximately 32.02% of total partners’ capital of the Master Fund. The general partner and trading advisor of the Partnership and the Master Fund is Millburn Ridgefield Corporation, a Delaware corporation operating in New York, New York (the “General Partner”).

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

As of December 31, 2021, the aggregate net asset value of the Partnership was $128,076,157 and the aggregate net asset value of the Master Fund was $400,012,532. The net asset value of a Series A Unit originally sold for $1,000.00 as of August 1, 2009 was $1,147.79 as of December 31, 2021. The net asset value of a Series B Unit originally sold for $1,000.00 as of August 1, 2009 was $1,395.71 as of December 31, 2021. The net asset value of a Series C Unit originally sold for $1,000.00 as of August 1, 2009 was $1,424.03 as of December 31, 2021. The net asset value of a Series D Unit originally sold for $1,331.20 as of November 1, 2017 was $1,333.56 as of December 31, 2021. In each case, these are based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from August 1, 2009 to December 31, 2021.

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

The Partnership, through the Master Fund, engages in the speculative trading of futures, forward and spot contracts and may trade options thereon as well as swap contracts. The Master Fund’s sole trading advisor is the General Partner. The Master Fund trades in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market. The Master Fund may also, to a limited extent, invest in equities, equity baskets, instruments related to equities, exchange traded funds or notes. The General Partner makes its systematically-based trading decisions pursuant to its investment and trading methodology, based on signals generated from an analysis of a range of quantitative data, as well as certain money management principles, each of which may be revised from time to time. The objective of the General Partner’s investment and trading methods is to consider these multiple data inputs, or “factors,” in order to arrive at relatively near-term forecasts for each traded instrument and take appropriate risk-managed positions. These factors include price data, but also a range of price derivative and non-price data. Trades generated by quantitative models may be profitable or unprofitable. Since the General Partner is well aware that many trades will ultimately lose money, its objective is to generate more frequent and/or larger profitable trades than losing trades. During periods in which market behavior differs significantly from that analyzed to build the models, or periods where data inputs important to predicting price movements were not included in those analyzed to build the models, substantial losses are possible, and even likely.

The General Partner is engaged in an ongoing research effort to improve its investment and trading methods and to apply its quantitative analytic expertise to new financial products, markets and instruments.

Successful systematic trading depends on several elements. Two of the main elements are the development and selection of the trading systems used in each market and the allocation of portfolio risk among the markets available for trading.

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

Over approximately 51 years, the General Partner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

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

When arriving at the portfolio allocation, the General Partner generally seeks maximum diversification, subject to liquidity and sector concentration constraints, the mandate of the strategy, and the General Partner’s judgement and experience. Each instrument is traded using a diversified set of systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Master Fund: profitability, market liquidity, professional judgment, desired diversification, transaction costs, and exchange and other regulations. The current allocation to any market in the Master Fund’s portfolio does not exceed 3.0% of total market exposure, measured by risk allocation. These allocation levels may be exceeded in the future in the discretion of the General Partner.

Risk is a function of both price level and price volatility. For example, for any given level of volatility, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel. Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range. The General Partner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market. Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market. In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases. The General Partner’s position-sizing models seek to maintain overall portfolio risk and distribution of risk across markets within designated ranges. The position-sizing model manages the position traded in the aggregate through the combination of the (directional) trading systems discussed above.

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

Another important risk management function is the careful control of leverage or total portfolio exposure. Leverage levels are determined by simulating the entire portfolio — all markets, all systems, all risk control models, the exact weightings of the markets in the portfolio and the proposed level of leverage — over multiple years to determine the portfolio’s simulated risk and return characteristics as well as the simulated worst-case drawdown experienced by the portfolio in the simulation period. The simulated worst-case drawdown, or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high. If the General Partner considers this simulated drawdown too severe or the portfolio’s simulated volatility too high, it can set the leverage or level of the actual portfolio accordingly so as to reduce the total portfolio exposure. There are, however, no restrictions on the amount of leverage the Master Fund may use at any given time.

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

The General Partner receives from the Master Fund a monthly “Management Fee” in respect of each Series’ investment in the Master Fund, in an amount equal to 1/12 of 1.75% of the net asset value of such Series’ investment in the Master Fund as of each month-end prior to reduction for any redemptions, distributions, any amounts payable to Selling Agents, any accrued Profit Share or the Management Fee then being calculated (a 1.75% annual rate), prorated for partial months.

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

As of December 31, 2021, there were 473 holders of Series A Units, 77 holders of Series B Units, 18 holders of Series C Units and 79 holders of Series D Units.

(c)	Dividends

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to the Partners. No distributions have been made on the Units, and none are contemplated.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Units are sold on a monthly basis through the General Partner and selling agents retained by the General Partner to act as its agents. Units were initially issued at $1,000.00 per Unit, except for Series D Units, which were issued at $1,331.20 and thereafter at net asset value. Between October 1, 2021 and December 31, 2021, the Partnership issued Units at monthly closings, as set forth in the following charts, to both new limited partners as well as to existing limited partners making additional investments. There were no Series A, Series B or Series C subscriptions during the fourth calendar quarter of 2021.

Month	Number of Series D Units Sold	Dollar Amount of Series D Units Sold
December 1, 2021	736.1964	$1,000,000

Total	736.1964	$1,000,000

(f)	Purchases of Equity Securities by the Issuer

Pursuant to the Limited Partnership Agreement, limited partners may redeem Units as of the end of each calendar month. The redemption of Units by limited partners has no impact on other limited partners.

The following table summarizes limited partner redemptions of Series A, Series B and Series D during the fourth calendar quarter of 2021. There were no Series C redemptions during the fourth calendar quarter of 2021.

Series A Units

Month	Units Redeemed	Redemption Date NAV per Unit
October 31, 2021	507.9247	$1,167.68
November 30, 2021	135.2530	1,172.19
December 31, 2021	913.9650	1,147.79

Total	1,557.1427

Series B Units

Month	Units Redeemed	Redemption Date NAV per Unit
October 31, 2021	165.6276	$1,415.19

Total	165.6276

Series D Units

Month	Units Redeemed	Redemption Date NAV per Unit
October 31, 2021	136.6651	$1,353.02

Total	136.6651

Item 6. [Reserved]

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2021, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

2021

During 2021, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $14,119,718 from trading operations (including foreign exchange transactions and translations). Management fees of $2,403,587, brokerage commissions of $877,605, selling commissions and platform fees of $2,267,616, administrative and operating expenses of $513,311 and custody fees and other expenses and other expenses of $22,676 were paid or accrued. Interest income of $40,919 (inclusive of $40,912 attributed to interest income earned by the Partnership) partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share to the General Partner of $8,032,771.

Sector	% Gain (Loss)
Currencies	(4.80)%
Energies	5.72%
Grains	(0.40)%
Interest rates	1.49%
Livestock	(0.09)%
Metals	0.13%
Softs	(0.69)%
Stock indices	9.45%
Total	10.81%

The Partnership was profitable for the period under review as gains from long equity and energy futures positions and trading of interest rate futures outdistanced the losses from trading currency forwards and non-energy commodity futures.

The global reflation trade improved throughout most of the first half of 2021 in response to monetary and fiscal policy actions from global authorities—especially in the U.S.; improvements in economic activity as economies cautiously reopened; and positive news concerning COVID-19 therapies and vaccines. However, during the second half of the year the global growth outlook was jolted periodically by the spread first of the COVID-19 Delta variant and later by the spread of the COVID-19 Omicron variant; by China’s multi-pronged regulatory actions in support of its Common Prosperity, national security, financial stability and environmental goals; by supply chain difficulties, labor market shortages and soaring inflation that blunted consumer demand. The growth outlook was also impacted by a reduction of fiscal stimulus globally and by central banks beginning the process of scaling back ultra-accommodative policies. Geopolitical conflicts between the U.S. on the one hand and China, Russia and Iran on the other also worried market participants.

Trading of equity futures was highly profitable during the January-June period when the reflation story was strongest. Equity markets were unaffected by the negative effects of the January Reddit and March Archegos events, as well as the week-long Suez Canal closure. During the summer, concerns about the durability of the global economic recovery and China’s regulatory crackdown contributed to turbulence in global equity markets that were at near all-time highs. Later in the year, shifting central bank policies, Omicron variant worries, geopolitical tensions and global growth concerns periodically impacted the enthusiasm for equities. Still, massive liquidity, negative real yields, and strong actual and expected earnings growth contributed to the bull case for stocks. On balance, long positions in U.S., Canadian, European, British and EAFE stock index futures were profitable. Short positions in Brazilian and VIX futures, and trading of Chinese, Hong Kong and the MSCI emerging markets index futures were also profitable. Meanwhile, trading of Japanese and South African index futures were slightly unprofitable.

Energy prices, despite a few sharp retrenchments amid growth worries, climbed during the January-November period. The price of Brent crude oil climbed from around $50/barrel at the start of the year to more than $86/barrel in late November amid a bullish picture that sparked speculation the price may return to $100 a barrel. There were demand increases for oil and natural gas as economies reopened, and as market participants viewed growth slowdowns as temporary. A surge in natural gas prices led to “gas to oil” switching in the power business, especially in Europe. On the supply side, prices drew some support from continued production discipline by both Organization of the Petroleum Exporting Countries (“OPEC+”) and non-OPEC producers. Consequently, inventories drained rapidly. However, the post-Thanksgiving emergence of the Omicron strain of COVID-19; Senator Manchin’s unexpected “NO” on the Biden administration’s “Build Back Better” legislation; and the Chinese growth slowdown contributed to the collapse of energy prices and Brent crude plunging below $70/barrel before closing the year near $78/barrel. On balance, long positions in Brent crude, WTI crude, RBOB gasoline, London gas oil and heating oil were profitable. On the other hand, a short U.S. natural gas position was unprofitable, particularly during the first eight months of the year.

Interest rates were volatile during the period as evidenced by the U.S. 10-year government bond rate that spiked from around 0.90% at the start of the year to 1.75% at the end of March, fell back to about 1.10% at the start of August, and jumped again to near 1.70% in late October before closing the year around 1.50%. This path for interest rates reflected the ebb and flow of actual and anticipated moves in global growth and inflation which in turn was similar to the timing of COVID-19 pandemic spikes, global monetary, fiscal and regulatory policy shifts and the heightening of geopolitical tensions particularly involving the U.S., China, Russia and Iran. On balance, trading of U.S. and, to a lesser extent, Canadian, British, Japanese and Australian interest rate futures were profitable. Meanwhile, trading of European interest rate futures produced partially offsetting losses.

Although the U.S. dollar did advance in 2021, especially late in the year, trading of individual currency pairs was volatile and trading of currency forwards was broadly unprofitable. Currency markets were impacted by fluid growth, inflation, and interest rate developments. Commodity price swings, the evolution of the COVID-19 pandemic and political uncertainties involving various countries also contributed to exchange rate volatility. Trading the U.S. dollar against the Australian, Canadian, New Zealand, Brazilian, British, Swiss, and Swedish currencies, the euro and a few other currencies was unprofitable. Trading the euro against other European currencies was also unprofitable. On the other hand, a long U.S. dollar/short Japanese yen trade, a short U.S. dollar/long Russian ruble position and trading the dollar versus the Israeli and South African units registered somewhat offsetting gains.

Finally, trading of non-energy commodities was fractionally negative. A short coffee position was unprofitable in April and May as prices increased in part because the 2020 drought reduced supplies from Brazil, Columbia and Nicaragua, and logistics and customs issues further constrained Brazilian exports. Trading of sugar was also slightly unprofitable. Wheat prices were volatile during the year and trading of wheat was unprofitable. On the other hand, long soybean and soybean oil trades were profitable during the first half of the year amid strong Chinese demand, weaker than expected U.S. harvests and dry weather in South America. Late in the year, a long soybean meal trade was profitable. Reflation and reopening demand positively impacted metal prices and long copper and aluminum trades were profitable early in the year. In addition, a short silver position was profitable near year end. Conversely, trading of gold, nickel and zinc produced partially offsetting losses.

2020

During 2020, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $22,228,084 from trading operations (including foreign exchange transactions and translations). Management fees of $3,148,410, brokerage commissions of $817,597, selling commissions and platform fees of $2,707,949, administrative and operating expenses of $562,898 and custody fees and other expenses and other expenses of $28,172 were paid or accrued. Interest income of $1,450,954 (inclusive of $5,931 attributed to interest income earned by the Partnership) partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share to the General Partner of $28,042,156.

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

Item 8. Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP (PCAOB ID: 34) for the fiscal years ended December 31, 2021 and 2020, as required by this item, is included as Exhibit 13.1 to this report.  Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on its assessment, management has concluded that, as of December 31, 2021, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

The principals and senior officers of the General Partner as of December 31, 2021 are as follows:

Harvey Beker, age 68. Mr. Beker is Chairman of the General Partner, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020, Mr. Beker has also served as Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 63. Mr. Buckbinder is President and Chief Operating Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the General Partner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation, effective March 23, 1998, until January 17, 2019 following The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest, effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 52. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the General Partner since May 2014, and prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Steven M. Felsenthal, age 52. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner. Prior to joining the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M. degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a former member of the Steering Committee of MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Mark B. Fitzsimmons, age 74. Mr. Fitzsimmons is a Senior Vice President of the General Partner. His responsibilities mainly involve business development. He joined the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 64. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E.F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 70. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the General Partner, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 45. Ms. Wu is a Vice President and Chief Financial Officer of Millburn.  Her areas of responsibility include overseeing the accounting and finance for Millburn Ridgefield Corporation and accounting and administration of many of the investment vehicles managed by Millburn.  Ms. Wu has served as Chief Financial Officer of Millburn since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into Millburn on December 31, 2018, and then in the same capacity at Millburn. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation.  She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining Millburn and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as principal of Millburn effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into Millburn.

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

Item 11. Executive Compensation

The Partnership has no directors, officers or employees. None of the directors, officers or employees of the General Partner receive compensation from the Partnership. The Partnership invests all of its assets in the Master Fund. The General Partner makes all investment decisions on behalf of the Master Fund. The General Partner receives monthly management fees of 0.146% of 1.75% of the Master Fund’s net assets and an annual profit share of 20% of any new trading profit.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

All of the Partnership’s general partner interest is held by the General Partner.

(b)	Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership is required to invest all its assets in the Master Fund. The General Partner has discretionary authority over the Master Fund’s trading. As of December 31, 2021, the General Partner’s interest was valued at $2,667,014, which constituted 2.08% of the Partnership’s capital as of December 31, 2021.

As of December 31, 2021, no directors or executive officers of the General Partner beneficially owned Units in the Partnership.

(c)	Changes in Control

None.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Partnership, through its investment in the Master Fund, paid $2,403,587 in management fees and $43,071 in Profit Share to the General Partner for the year ended December 31, 2021. The General Partner’s capital interest was allocated a net income of $263,788 for the year ended December 31, 2021. The Partnership, through its investment in the Master Fund, paid to the General Partner $3,148,410 in management fees for the year ended December 31, 2020. The General Partner’s capital interest was allocated a net loss of $319,369 for the year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2021 and 2020 was approximately $120,000.

(2)	Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(3)	All Other Fees

There were no other fees for the years ended December 31, 2021 and 2020.

(4)	Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following are included with the 2021 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.1.

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

(a)(3)	Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description
10.1	Sixth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

13.1	2021 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Co-Chief Executive Officer

32.2	Section 1350 Certification of Co-Chief Executive Officer

32.3	Section 1350 Certification of President and Chief Operating Officer

32.4	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2022.

MILLBURN MULTI-MARKETS FUND L.P.

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Harvey Beker	Chairman	March 31, 2022
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 31, 2022
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 31, 2022
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 31, 2022
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 31, 2022
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	March 31, 2022
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description
10.1	Sixth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

13.1	2021 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Co-Chief Executive Officer

32.2	Section 1350 Certification of Co-Chief Executive Officer

32.3	Section 1350 Certification of President and Chief Operating Officer

32.4	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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