Form 10-Q
period 2022-03-31
Millburn Multi-Markets Fund L.P.
filed 2022-05-16
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2022

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

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

Yes ☐   No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.

Financial statements

For the three months ended March 31, 2022 and 2021 (unaudited)

(a)	At March 31, 2022 (unaudited) and December 31, 2021
(b)	For the three months ended March 31, 2022 and 2021 (unaudited)

i

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Investment in Millburn Multi-Markets	-	-
Trading L.P. (the “Master Fund”)	$129,950,379	$128,076,157
Due from the Master Fund	1,031,179	1,449,036
Cash and cash equivalents	13,338	-

Total assets	$130,994,896	$129,525,193

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital withdrawals payable to Limited Partners	$1,044,517	$1,049,036
Capital withdrawal payable to General Partner	-	400,000

Total liabilities	1,044,517	1,449,036

PARTNERS’ CAPITAL:
General Partner	2,841,227	2,667,014

Limited partners:
Series A (89,733.1329 and 91,525.4967 units outstanding)	108,698,638	105,051,882
Series B (4,947.4368 and 4,982.8851 units outstanding)	7,311,287	6,954,675
Series C (2,116.6359 and 2,436.2995 units outstanding)	3,191,418	3,469,370
Series D (5,650.8983 and 7,448.6560 units outstanding)	7,907,809	9,933,216

Total limited partners	127,109,152	125,409,143

Total partners’ capital	129,950,379	128,076,157

TOTAL	$130,994,896	$129,525,193

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,211.35	$1,147.79
Series B	$1,477.79	$1,395.71
Series C	$1,507.78	$1,424.03
Series D	$1,399.39	$1,333.56

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.
Statements of Operations (unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
INVESTMENT INCOME:
Interest income, net (allocated from the Master Fund) (1)	$62,600	$17,868

EXPENSES:
Management fees (allocated from the Master Fund) (1)	544,168	681,716
Brokerage commissions (allocated from the Master Fund) (1)	174,890	210,959
Selling commissions and platform fees (allocated from the Master Fund) (1)	540,752	571,918
Administrative and operating expenses (allocated from the Master Fund) (1)	126,817	130,000
Custody fees and other expenses (allocated from the Master Fund) (1)	5,690	5,871

Total expenses	1,392,317	1,600,464

NET INVESTMENT LOSS	(1,329,717)	(1,582,596)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,100,281	10,936,180
Foreign exchange transaction	(63,103)	(3,463)
Net change in unrealized:
Futures and forward currency contracts	3,286,747	(4,848,991)
Foreign exchange translation	26,100	(243,585)
Net gains (losses) from U.S. Treasury notes:
Realized	(4,863)	(4,288)
Net change in unrealized	(120,338)	31,362

Net realized and unrealized gains allocated from the Master Fund	8,224,824	5,867,215

NET INCOME	6,895,107	4,284,619

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	90,894	-

NET INCOME AFTER PROFIT SHARE	$6,804,213	$4,284,619

NET INCOME PER UNIT OUTSTANDING:
Series A	$63.56	$33.36
Series B	$82.08	$46.46
Series C	$83.75	$47.40
Series D	$65.83	$42.32

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund as of period end.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.
Statements of Changes in Partners’ Capital (unaudited)
For the three months ended March 31, 2022 and 2021

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL — January 1, 2022	$2,667,014	$105,051,882	91,525.4967	$6,954,675	4,982.8851	$3,469,370	2,436.2995	$9,933,216	7,448.6560	$128,076,157

Capital contributions	-	-	-	40,000	29.4878	240,000	171.3364	-	-	280,000
Capital withdrawals	-	(2,064,223)	(1,792.3638)	(95,962)	(64.9361)	(679,554)	(491.0000)	(2,370,252)	(1,797.7577)	(5,209,991)
Net income before profit share	174,213	5,710,979	-	425,576	-	167,204	-	417,135	-	6,895,107
Profit share	-	-	-	(13,002)	-	(5,602)	-	(72,290)	-	(90,894)
PARTNERS’ CAPITAL — March 31, 2022	$2,841,227	$108,698,638	89,733.1329	$7,311,287	4,947.4368	$3,191,418	2,116.6359	$7,907,809	5,650.8983	$129,950,379

Net Asset Value per Unit at March 31, 2022			$1,211.35		$1,477.79		$1,507.78		$1,399.39

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL — January 1, 2021	$2,803,226	$108,544,835	99,597.6414	$7,431,183	5,720.6069	$4,015,189	3,029.4662	$16,218,344	12,963.4335	$139,012,777

Capital contributions	-	321,000	283.7700	-	-	-	-	-	-	321,000
Capital withdrawals	-	(4,819,773)	(4,378.6384)	(545,834)	(411.2989)	(193,336)	(140.8352)	(794,801)	(615.9667)	(6,353,744)
Net income before profit share	114,822	3,221,285	-	258,215	-	143,602	-	546,695	-	4,284,619
Profit share	-	-	-	-	-	-	-	-	-	-
PARTNERS’ CAPITAL — March 31, 2021	$2,918,048	$107,267,347	95,502.7730	$7,143,564	5,309.3080	$3,965,455	2,888.6310	$15,970,238	12,347.4668	$137,264,652

Net Asset Value per Unit at March 31, 2021			$1,123.19		$1,345.48		$1,372.78		$1,293.40

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (unaudited)

For the three months ended March 31, 2022

The following information presents per unit operating performance data for each series for the three months ended March 31, 2022.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D
NET ASSET VALUE PER UNIT — Beginning of period	$1,147.79	$1,395.71	$1,424.03	$1,333.56

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(13.01)	(8.85)	(9.03)	(11.01)
Total trading and investing gains (1)	76.57	93.53	95.36	87.34

Net income before profit share allocation from the Master Fund	63.56	84.68	86.33	76.33

Less: profit share allocation from the Master Fund (1) (6)	0.00	2.60	2.58	10.50

Net income from operations after profit share allocation from the Master Fund	63.56	82.08	83.75	65.83

NET ASSET VALUE PER UNIT — End of period	$1,211.35	$1,477.79	$1,507.78	$1,399.39

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	5.54%	6.07%	6.07%	5.73%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.19	0.19	0.79

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	5.54%	5.88%	5.88%	4.94%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.73%	2.72%	2.72%	3.49%
Profit share allocation from the Master Fund (2) (6)	0.00	0.19	0.19	0.79

Total expenses	4.73%	2.91%	2.91%	4.28%

Net investment loss (3) (4) (5)	(4.53)%	(2.52)%	(2.52)%	(3.30)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2021

The following information presents per unit operating performance data for each series for the three months ended March 31, 2021.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D
NET ASSET VALUE PER UNIT — Beginning of period	$1,089.83	$1,299.02	$1,325.38	$1,251.08

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(13.66)	(9.73)	(9.93)	(11.74)
Total trading and investing losses (1)	47.02	56.19	57.33	54.06

Net income before profit share allocation from the Master Fund	33.36	46.46	47.40	42.32

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00	0.00

Net income from operations after profit share allocation from the Master Fund	33.36	46.46	47.40	42.32

NET ASSET VALUE PER UNIT — End of period	$1,123.19	$1,345.48	$1,372.78	$1,293.40

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	3.06%	3.58%	3.58%	3.38%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	3.06%	3.58%	3.58%	3.38%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	5.01%	3.00%	3.00%	3.75%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00	0.00

Total expenses	5.01%	3.00%	3.00%	3.75%

Net investment loss (3) (4) (5)	(4.96)%	(2.95)%	(2.95)%	(3.70)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at March 31, 2022 (unaudited) and December 31, 2021 and the results of its operations for the three months ended March 31, 2022 and 2021 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2021 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2021 information has been derived from the audited financial statements as of December 31, 2021.

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

The Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2018 to 2021, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2021.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2022 and December 31, 2021 was 31.61% and 32.02%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At March 31, 2022 and December 31, 2021, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C and Series D Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended March 31,
	2022	2021
Series A	91,041.585	98,217.915
Series B	5,002.221	5,569.929
Series C	2,173.411	3,029.431
Series D	6,887.187	12,753.543

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events through May 16, 2022, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statement.

Millburn Multi-Markets Trading L.P.

Financial statements

For the three months ended March 31, 2022 and 2021 (unaudited)

(a)	At March 31, 2022 (unaudited) and December 31, 2021
(b)	For the three months ended March 31, 2022 and 2021 (unaudited)

ii

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $70,008,759 and $72,157,073)	$69,965,995	$72,137,475
Net unrealized appreciation on open futures and forward currency contracts	10,262,499	1,066,071
Due from brokers, net	15,281,755	16,286,684
Cash denominated in foreign currencies (cost $1,718,274 and $3,826,015)	1,698,867	3,791,592

Total equity in trading accounts	97,209,116	93,281,822

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $296,283,078 and $321,308,973)	295,844,769	321,235,987

CASH AND CASH EQUIVALENTS	26,010,536	30,759,711

ACCRUED INTEREST RECEIVABLE	1,864,367	2,403,652

REDEMPTIONS IN ADVANCE	6,575,000	-

DUE FROM MILLBURN MULTI-MARKETS LTD.	100	100

TOTAL	$427,503,888	$447,681,272

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$1,887,415	2,016,273
Cash overdrafts denominated in foreign currencies (cost $3,436,802 and $446,190)	3,363,536	442,044
Subscriptions received in advance	150,000	200,000
Capital withdrawal payable to Limited Partners	7,750,674	43,226,180
Capital withdrawal payable to General Partner	-	894,583
Management fee payable	385,594	427,786
Selling commissions payable	187,501	183,023
Accrued expenses	454,258	194,076
Commissions and other trading fees on open futures contracts	22,212	84,775
Accrued profit share	2,164,421	-

Total liabilities	16,365,611	47,668,740

PARTNERS’ CAPITAL	411,138,277	400,012,532

TOTAL	$427,503,888	$447,681,272

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

March 31, 2022

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$3,728
Energies	(0.25)	(1,047,485)
Grains	(0.37)	(1,506,333)
Interest rates	(0.08)	(313,711)
Livestock	(0.01)	(42,110)
Metals	1.22	5,017,026
Softs	0.13	515,687
Stock indices	(0.14)	(582,258)

Total long futures contracts	0.50	2,044,544

Short futures contracts:
Currencies	0.04	174,113
Energies	0.00	19,640
Grains	0.06	229,875
Interest rates	0.66	2,699,359
Livestock	0.00	5,940
Metals	(1.09)	(4,514,626)
Softs	(0.01)	(42,490)
Stock indices	0.46	1,909,655

Total short futures contracts	0.12	481,466

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.62	2,526,010

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.38	5,691,473
Total short forward currency contracts	0.04	157,601

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	1.42	5,849,074

TOTAL	2.04%	$8,375,084

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

March 31, 2022

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value
$115,640,000	U.S. Treasury notes, 1.750%, 05/15/2022	28.18%	$115,838,756
111,700,000	U.S. Treasury notes, 1.625%, 11/15/2022	27.23	111,955,252
78,790,000	U.S. Treasury notes, 1.625%, 08/15/2022	19.22	79,022,369
58,790,000	U.S. Treasury notes, 2.000%, 02/15/2023	14.35	58,994,387

	Total investments in U.S. Treasury notes (amortized cost $366,291,837)	88.98%	$365,810,764

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments
December 31, 2021

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$11,463
Energies	0.40	1,587,533
Grains	0.01	31,155
Interest rates	(0.84)	(3,364,575)
Livestock	(0.01)	(18,210)
Metals	1.09	4,360,711
Softs	(0.01)	(53,106)
Stock indices	0.19	746,305

Total long futures contracts	0.83	3,301,276

Short futures contracts:
Currencies	0.00	2,385
Energies	0.05	213,078
Grains	0.02	74,547
Interest rates	0.05	182,789
Livestock	0.00	17,170
Metals	(0.98)	(3,921,479)
Softs	0.00	12,566
Stock indices	0.04	152,730

Total short futures contracts	(0.82)	(3,266,214)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.01	35,062

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.68	6,719,651
Total short forward currency contracts	(1.93)	(7,704,915)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.25)	(985,264)

TOTAL	(0.24)%	$(950,202)

(Continued)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments
December 31, 2021

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value
$127,400,000	U.S. Treasury notes, 2.500%, 02/15/2022	31.94%	$127,768,266
134,580,000	U.S. Treasury notes, 2.375%, 03/15/2022	33.80	135,205,587
129,640,000	U.S. Treasury notes, 1.750%, 05/15/2022	32.60	130,399,609

	Total investments in U.S. Treasury notes (amortized cost $393,466,046)	98.34%	$393,373,462

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.
Statements of Operations (unaudited)

	For the three months ended
	March 31	March 31
	2022	2021
INVESTMENT INCOME — Interest income, net	$199,869	$64,244

EXPENSES:
Brokerage fees	552,767	795,691
Management fees	1,107,871	1,686,076
Selling commissions and platform fees	540,756	578,059
Administrative and operating expenses	260,183	285,612
Custody fees and other expenses	18,272	23,792
Total expenses	2,479,849	3,369,230

NET INVESTMENT LOSS	(2,279,980)	(3,304,986)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	17,015,545	45,335,950
Foreign exchange transaction	(202,650)	(11,762)
Net change in unrealized:
Futures and forward currency contracts	9,325,286	(19,999,538)
Foreign exchange translation	84,136	(863,987)
Net gains (losses) from U.S. Treasury notes
Realized	(15,196)	(16,061)
Net change in unrealized	(388,489)	123,477
Total net realized and unrealized gains	25,818,632	24,568,079

NET INCOME	23,538,652	21,263,093
LESS PROFIT SHARE TO GENERAL PARTNER	2,164,421	315,150
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$21,374,231	$20,947,943

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (unaudited)

For the three months ended March 31, 2022

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2022	$398,976,730	$-	$1,035,802	$400,012,532
Contributions	1,681,000	-	-	1,681,000
Withdrawals	(11,929,486)	-	-	(11,929,486)
Net income before profit share	23,470,270	-	68,382	23,538,652
General Partner’s allocation - profit share	(2,164,421)	-	-	(2,164,421)
PARTNERS’ CAPITAL- March 31, 2022	$410,034,093	$-	$1,104,184	$411,138,277

For the three months ended March 31, 2021

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2021	$553,303,603	$-	$944,315	$554,247,918
Contributions	2,521,000	194	-	2,521,194
Withdrawals	(112,938,726)	-	-	(112,938,726)
Net income (loss) before profit share	21,223,792	(1)	39,302	21,263,093
General Partner’s allocation - profit share	(315,150)	-	-	(315,150)
PARTNERS’ CAPITAL- March 31, 2021	$463,794,519	$193	$983,617	$464,778,329

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 2.00% (fee reduced to 1.75% per annum, effective April 1, 2021) and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31,	March 31,
	2022	2021
Total return before General Partner profit share allocation (3)	6.13%	3.64%
Less: General Partner profit share allocation (3)	0.17	-

Total return after General Partner profit share allocation (3)	5.96%	3.64%

Ratios to average net asset value:
Expenses (1) (4)	2.48%	2.80%
General Partner profit share allocation (3)	0.17	-

Total expenses (1)	2.65%	2.80%

Net investment loss (1) (2) (4)	(2.28)%	(2.76)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1)	Includes the Master Fund’s proportionate share of expenses allocated from the Master Fund’s operations for the three months ended March 31, 2022 and 2021.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended
	March 31,	March 31,
	2022	2021
Total return before General Partner profit share allocation (3)	5.89%	3.69%
Less: General Partner profit share allocation (3)	0.54	0.06

Total return after General Partner profit share allocation (3)	5.35%	3.63%

Ratios to average net asset value:
Expenses (1) (4)	2.52%	2.56%
General Partner profit share allocation (3)	0.54	0.06

Total expenses (1)	3.06%	2.62%

Net investment loss (1) (2) (4)	(2.32)%	(2.52)%

Total returns and the ratios to average net asset value are calculated for a Limited Partners. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the Master Fund’s proportionate share of expenses allocated from the Master Fund’s operations for the three months ended March 31, 2022 and 2021.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership, and Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2022 (unaudited) and December 31, 2021 (audited) and the results of its operations for the three months ended March 31, 2022 and 2021 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2021 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2021 information has been derived from the audited financial statements as of December 31, 2021.

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

The Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2018 to 2021, the General Partner has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At March 31, 2022 and December 31, 2021, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	March 31,	December 31,
	2022	2021
Partnership	31.61%	32.02%
Cayman Feeder	54.24%	54.63%

Total	85.85%	86.65%

The capital withdrawals payable at March 31, 2022 and December 31, 2021 were $7,750,674 and $44,120,763, respectively, as detailed below.

	March 31,	December 31,
	2022	2021
Direct investors (1)	$51,745	$894,583
Partnership	1,031,179	1,449,036
Cayman Feeder	6,667,750	41,777,144

Total	$7,750,674	$44,120,763

(1)	Includes General Partner’s profit share of $894,583 at December 31, 2021.

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

During the three months ended March 31, 2022 and 2021, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of March 31, 2022 and December 31, 2021 in valuing the Master Fund’s investments at fair value. At March 31, 2022 and December 31, 2021, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2022

	Level 1	Level 2	Total
U.S. Treasury notes (1)	$365,810,764	$-	$365,810,764

Short-Term Money Market Fund*	25,760,537	-	25,760,537
Exchange-traded futures contracts
Currencies	177,841	-	177,841
Energies	(1,027,845)	-	(1,027,845)
Grains	(1,276,458)	-	(1,276,458)
Interest rates	2,385,648	-	2,385,648
Livestock	(36,170)	-	(36,170)
Metals	502,400	-	502,400
Softs	473,197	-	473,197
Stock indices	1,327,397	-	1,327,397

Total exchange-traded futures contracts	2,526,010	-	2,526,010

Over-the-counter forward currency contracts	-	5,849,074	5,849,074

Total futures and forward currency contracts (2)	2,526,010	5,849,074	8,375,084

Total financial assets and liabilities at fair value	$394,097,311	$5,849,074	$399,946,385

Per line item in Statements of Financial Condition

(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral	$69,965,995
Investments in U.S. Treasury notes held in custody	295,844,769
Total investments in U.S. Treasury notes	$365,810,764

(2)
Net unrealized appreciation on open futures and forward currency contracts	$10,262,499
Net unrealized depreciation on open futures and forward currency contracts	(1,887,415)
Total net unrealized appreciation on open futures and forward currency contracts	$8,375,084

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2021

	Level 1	Level 2	Total
U.S. Treasury notes (1)	$393,373,462	$-	$393,373,462

Short-Term Money Market Fund*	30,509,711	-	30,509,711
Exchange-traded futures contracts
Currencies	13,848	-	13,848
Energies	1,800,611	-	1,800,611
Grains	105,702	-	105,702
Interest rates	(3,181,786)	-	(3,181,786)
Livestock	(1,040)	-	(1,040)
Metals	439,232	-	439,232
Softs	(40,540)	-	(40,540)
Stock indices	899,035	-	899,035

Total exchange-traded futures contracts	35,062	-	35,062

Over-the-counter forward currency contracts	-	(985,264)	(985,264)

Total futures and forward currency contracts (2)	35,062	(985,264)	(950,202)

Total financial assets and liabilities at fair value	$423,918,235	$(985,264)	$422,932,971

Per line item in Statements of Financial Condition

(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral	$72,137,475
Investments in U.S. Treasury notes	321,235,987
Total investments in U.S. Treasury notes	$393,373,462

(2)
Net unrealized appreciation on open futures and forward currency contracts	$1,066,071
Net unrealized depreciation on open futures and forward currency contracts	(2,016,273)
Total net unrealized depreciation on open futures and forward currency contracts	$(950,202)

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at March 31, 2022 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2022 and December 31, 2021. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2022

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Currencies	$4,366	$(638)	$255,111	$(80,998)	$177,841
Energies	715,288	(1,762,773)	21,378	(1,738)	(1,027,845)
Grains	31,490	(1,537,823)	229,988	(113)	(1,276,458)
Interest rates	91,847	(405,558)	4,086,521	(1,387,162)	2,385,648
Livestock	-	(42,110)	8,790	(2,850)	(36,170)
Metals	5,704,482	(687,456)	631,280	(5,145,906)	502,400
Softs	567,666	(51,979)	620	(43,110)	473,197
Stock indices	817,667	(1,399,925)	2,230,185	(320,530)	1,327,397
Total futures contracts	7,932,806	(5,888,262)	7,463,873	(6,982,407)	2,526,010

Forward currency contracts	8,740,758	(3,049,285)	6,877,920	(6,720,319)	5,849,074

Total futures and forward currency contracts	$16,673,564	$(8,937,547)	$14,341,793	$(13,702,726)	$8,375,084

Fair value of futures and forward currency contracts at December 31, 2021

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Currencies	$11,463	$-	$13,106	$(10,721)	$13,848
Energies	2,020,956	(433,423)	343,300	(130,222)	1,800,611
Grains	288,920	(257,765)	241,782	(167,235)	105,702
Interest rates	616,220	(3,980,795)	203,333	(20,544)	(3,181,786)
Livestock	-	(18,210)	17,370	(200)	(1,040)
Metals	4,543,642	(182,931)	98,540	(4,020,019)	439,232
Softs	20,189	(73,295)	65,654	(53,088)	(40,540)
Stock indices	1,633,415	(887,110)	633,174	(480,444)	899,035
Total futures contracts	9,134,805	(5,833,529)	1,616,259	(4,882,473)	35,062

Forward currency contracts	9,261,243	(2,541,592)	2,604,920	(10,309,835)	(985,264)

Total futures and forward currency contracts	$18,396,048	$(8,375,121)	$4,221,179	$(15,192,308)	$(950,202)

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2022 and 2021 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2022 and 2021

	March 31,	March 31,
Sector	2022	2021
Futures contracts:
Currencies	$257,516	$-
Energies	26,379,450	7,024,900
Grains	(1,585,421)	4,615,819
Interest rates	603,818	(15,426,558)
Livestock	(31,860)	(580,650)
Metals	(7,731,113)	(1,002,589)
Softs	546,781	215,389
Stock indices	4,395,080	35,718,996
Total futures contracts	22,834,251	30,565,307

Forward currency contracts	3,506,580	(5,228,895)

Total futures and forward currency contracts	$26,340,831	$25,336,412

For the three months ended March 31, 2022 and 2021, the monthly average number of futures contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2022	2021
Average bought	69,359	89,709
Average sold	70,889	94,746
Average notional	$5,004,000,000	$9,418,000,000

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2022 and December 31, 2021.

Offsetting of derivative assets and liabilities at March 31, 2022

	Gross amounts of	Gross amounts offset in the Statement of	Net amounts of assets presented in the Statement of
Assets	recognized assets	Financial Condition	Financial Condition
Futures contracts
Counterparty C	$6,422,350	$(2,008,925)	$4,413,425

Forward currency contracts
Counterparty G	$5,370,043	$(4,074,264)	$1,295,779
Counterparty K	10,248,635	(5,695,340)	4,553,295
Total forward currency contracts	15,618,678	(9,769,604)	5,849,074

Total assets	$22,041,028	$(11,778,529)	$10,262,499

	Gross amounts of	Gross amounts offset in the Statement of	Net amounts of liabilities presented in the Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition
Futures contracts
Counterparty J	$1,828,478	$(111,331)	$1,717,147
Counterparty L	9,033,266	(8,862,998)	170,268
Total futures contracts	10,861,744	(8,974,329)	1,887,415

Total liabilities	$10,861,744	$(8,974,329)	$1,887,415

	Net amounts of Assets presented in the Statement of	Amounts Not Offset in the Statement of Financial Condition
	Financial	Financial	Collateral	Net
Counterparty	Condition	Instruments	Received(1)(2)	Amount(3)
Counterparty C	$4,413,425	$-	$(4,413,425)	$-
Counterparty G	1,295,779	-	-	1,295,779
Counterparty K	4,553,295	-	-	4,553,295

Total	$10,262,499	$-	$(4,413,425)	$5,849,074

	Net amounts of Liabilities presented in the Statement of	Amounts Not Offset in the Statement of Financial Condition
	Financial	Financial	Collateral	Net
Counterparty	Condition	Instruments	Pledged(1)(2)	Amount(4)
Counterparty J	$1,717,147	$-	$1,717,147	$-
Counterparty L	170,268	-	170,268	-

Total	$1,887,415	$-	$1,887,415	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2022.
(4)	Net amount represents the amounts owed by the Master Fund to each counterparty as of March 31, 2022.

Offsetting of derivative assets and liabilities at December 31, 2021

	Gross	Gross amounts offset in the	Net amounts of assets presented in the
	amounts of	Statement of	Statement of
Assets	recognized assets	Financial Condition	Financial Condition
Futures contracts
Counterparty J	$1,771,788	$(925,604)	$846,184
Counterparty L	7,082,484	(6,862,597)	219,887
Total futures contracts	8,854,272	(7,788,201)	1,066,071

Total assets	$8,854,272	$(7,788,201)	$1,066,071

	Gross	Gross amounts offset in the	Net amounts of liabilities presented in the
	amounts of	Statement of	Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition
Futures contracts
Counterparty C	$2,927,801	$(1,896,792)	$1,031,009

Forward currency contracts
Counterparty G	$5,584,433	$(4,738,867)	$845,566
Counterparty K	7,266,994	(7,127,296)	139,698
Total forward contracts	12,851,427	(11,866,163)	985,264

Total liabilities	$15,779,228	$(13,762,955)	$2,016,273

	Net amounts of Assets presented in the Statement of	Amounts Not Offset in the Statement of Financial Condition
	Financial	Financial	Collateral	Net
Counterparty	Condition	Instruments	Received(1)(2)	Amount(3)
Counterparty J	$846,184	$-	$(846,184)	$-
Counterparty L	219,887	-	(219,887)	-
Total	$1,066,071	$-	$(1,066,071)	$-

	Net amounts of Liabilities presented in the Statement of	Amounts Not Offset in the Statement of Financial Condition
	Financial	Financial	Collateral	Net
Counterparty	Condition	Instruments	Pledged(1)(2)	Amount(4)
Counterparty C	$1,031,009	$-	$1,031,009	$-
Counterparty G	845,566	-	845,566	-
Counterparty K	139,698	-	139,698	-
Total	$2,016,273	$-	$2,016,273	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2021.
(4)	Net amount represents the amounts owed by the Master Fund to each counterparty as of December 31, 2021.

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

The Master Fund’s forward currency trading activities are cleared by DB, and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $37,813,165 and $31,976,629 at March 31, 2022 and December 31, 2021, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2022 and 2021. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	March 31, 2022	March 31, 2021
Profit share earned	$-	$194
Profit share accrued	2,164,421	314,956
Total profit share	$2,164,421	$315,150

6. FINANCIAL HIGHLIGHTS

Ratios to average capital are calculated based on 1) a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% (1.75% per annum, fee reduced to 1.75% from 2.00%, effective April 1, 2021) and 20% of Trading Profits and 2) Limited Partners’ capital taken as a whole. The computation of such ratios based on the amount of expenses and profit share allocation assessed to an individual partner’s capital account may vary from these ratios based on the timing of capital transactions and differences in individual partners’ management fee, selling commission, platform fee and profit share allocation arrangements. Returns are calculated based on 1) a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% (1.75% per annum, fee reduced to 1.75% from 2.00%, effective April 1, 2021) and 20% of Trading Profits and 2) Limited Partners’ capital taken as a whole. An individual partner’s returns may vary from these returns based on the timing of capital transactions and differences in individual partners’ management fee, selling commission, platform fee and profit share allocation arrangements.

7. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from April 1, 2022 to May 16, 2022, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statement.

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

Period ended March 31, 2022

Partners’
Capital of the
Month Ended:	Partnership
March 31, 2022	$129,950,379
December 31, 2021	128,076,157

Three Months
Change in Partners’ Capital	$1,874,222
Percent Change	1.46%

THREE MONTHS ENDED MARCH 31, 2022

The increase in the Partnership’s net assets of $1,874,222 was attributable to net income after profit share through its investment in the Master Fund of $6,804,213 and contributions of $280,000 which were partially offset by withdrawals of $5,209,991.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2022 decreased $137,548 relative to the corresponding period in 2021. The decrease was due to a decrease in the management fee rate, effective 4/1/2021 and a decrease in the average net asset value of the Partnership during the three months ended March 31, 2022, relative to the corresponding period in 2021.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2022 decreased $36,069 relative to the corresponding period in 2021. The decrease was due to a decrease in the trading volume during the three months ended March 31, 2022, relative to the corresponding period in 2021.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended March 31, 2022 decreased $31,166 relative to the corresponding period in 2021. The decrease was due predominantly to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2022, relative to the corresponding period in 2021.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2022 decreased $3,183 relative to the corresponding period in 2021. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2022, relative to the corresponding period in 2021.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2022 increased $44,732 relative to the corresponding period in 2021. The increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2022, relative to the corresponding period in 2021.

For the three months ended March 31, 2022, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $8,224,824 from trading operations (including foreign exchange transactions and translations). Management fees of $544,168, brokerage commissions of $174,890, selling commissions and platform fees of $540,752, administrative and operating expenses of $126,817, custody fees and other expenses of $5,690, and profit share of $90,894 were paid or accrued. Interest income of $62,600 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $6,804,213.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.89%
Energies	6.82%
Grains	(0.41)%
Interest rates	0.16%
Livestock	(0.01)%
Metals	(1.97)%
Softs	0.13%
Stock indices	1.00%
Trading gain*	6.61%

*	Percentage of the Partnership Capital

MANAGEMENT DISCUSSION – 2022

Three months ended March 31, 2022

The Partnership was profitable in the quarter as gains from trading energy futures, stock index futures and currency forwards outpaced losses from trading metal futures. Elsewhere, trading of interest rate futures and softs futures were marginally positive while trading of agricultural commodity futures was marginally negative.

During the quarter, market prices experienced significant volatility as market participants endeavored to understand the impacts of recent events—including the increasingly hawkish Federal Reserve (the “Fed”) and global central bank monetary policies; the Russia-Ukraine war and accompanying sanctions; and the Chinese growth slowdown, which was exacerbated by recent COVID-19 lockdowns—on individual markets and on growth/inflation outlooks for various regions of the world.

Disciplined supply management from both Organization of the Petroleum Exporting Countries (“OPEC+”) and non-OPEC producers together with oil consumption recovering toward pre-pandemic levels underpinned a rise in Brent crude oil prices from $77/barrel at the end of 2021 to around $90/barrel on January 31 amid concerns that the market may face an oil-market squeeze triggered by too little investment and quickly rebounding demand. Then, as the Russia-Ukraine war erupted, energy prices, represented by Brent crude oil, surge to nearly $130/barrel on March 8 amid fears that Russian energy supplies would be negatively impacted. Russia is among the top three global producers of crude oil and natural gas. Over the last three weeks of the quarter, energy prices were extremely volatile with Brent crude plunging to $98/barrel on March 16 and jumping to $122/barrel on March 24 before closing the month at $108/barrel. The price drop near month-end followed news that the U.S. would release a million barrels per day from the Strategic Petroleum Reserve for up to six months. Overall, long positions in Brent crude, WTI crude, RBOB gasoline, London gas oil, and heating oil were profitable. In addition, periodic short positions in Brent crude, RBOB gasoline and London gas oil posted small gains. On the other hand, a short position in U.S. natural gas was unprofitable and shifted to a long position late in the quarter.

The Fed and other central banks’ embrace of more hawkish policy impacted global financial markets, contributing to increased volatility and significant losses for global equities, despite a modest recovery at quarter-end. China’s growth slowdown and property market distress also weighed on equities, as did Europe’s struggles with high energy prices, supply bottlenecks and personnel shortages. The potential stagflationary impacts of the Russia-Ukraine war also contributed to uncertainty in global equity markets. Overall, short positions in Chinese, Hong Kong, Korean, Singaporean, German, Italian, South African, and the EEM and EAFE index futures were profitable. Trading of the S&P Mid-Cap index, and long positions in Australian and British index futures late in the quarter were also profitable. On the other hand, long positions in most U.S. equity index futures and trading of Dutch, French, and the Euro Stoxx index futures posted partially offsetting losses. Short vix and Brazilian index futures positions, a long Canadian equity index future position, and trading of the Taiwanese stock index future were also unprofitable.

The U.S. dollar was volatile for most of the quarter, but it spiked about 3% higher during the first week of the Russian invasion of Ukraine and as market participants anticipated a hawkish tilt for the mid-March Federal Open Market Committee meeting. A long U.S. dollar trade versus the Japanese yen was particularly profitable as the Bank of Japan continued to pursue an expansive monetary policy while the Fed was becoming decidedly more restrictive. A long Brazilian real/short dollar trade benefitted from high level of Brazilian interest rates and from rising commodity prices. Given that the war in Ukraine is likely to have a much greater negative impact on Europe than the U.S., a long U.S. dollar position against the Euro was profitable. A short U.S. dollar trade versus the Russian ruble was closed out at a loss during February when the Partnership halted trading of the Russian currency. Elsewhere, trading the U.S. dollar against the currencies of Switzerland, Sweden, the U.K. and India; long U.S. dollar trades against the Australian and Canadian currencies; and a short U.S. dollar/ long New Zealand dollar position posted partially offsetting losses.

Led by a seemingly increasingly hawkish Fed, global interest rates increased throughout the quarter as Chairman Powell indicated that the March start to official rate increases and end to Quantitative Easing would be followed shortly thereafter by Quantitate Tightening (“QT”) as the Fed seeks to rein in inflation without derailing strong GDP and employment growth. Following this news, the 10-year U.S. government bond yield, which ended 2021 near 1.50%, soared to nearly 2.50% on March 28 before settling back to about 2.30% at month-end. Concerns that higher rates and QT would slow growth nor safe haven demand deriving from the Russian-Ukraine kept rates down. On balance, short positions in shorter-term U.S., European, Canadian and Italian interest rate futures were profitable. In addition, short positions in the U.S. ultra-bond future and the 10-year Italian bond future were profitable. On the other hand, trading of Australian, Canadian, French, Japanese and U.S. note futures posted largely offsetting losses.

Geopolitical developments, the Chinese growth slowdown, monetary policy uncertainties and dollar volatility impacted metal markets, which experienced an overall sector loss. Trading of silver, gold, platinum and copper futures produced losses. On the other hand, a long nickel position was profitable as rising demand—especially for EV batteries, and low inventories buoyed prices. Trading of zinc was also slightly profitable.

Finally, turning to soft and agricultural commodities, losses from a short wheat position and from trading soybean oil, sugar and coffee outdistanced the profits from long soybean, soybean meal and cotton positions.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedules of investments setting forth open futures, forward and other contracts at March 31, 2022 and December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On February 1, 2022, and March 1, 2022, the Partnership sold Units to new and existing limited partners of $40,000, and $240,000. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B, Series C and Series D limited partners during the three months ended March 31, 2022.

	Series A		Series B		Series C		Series D
Date of	Units	NAV	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
January 31, 2022	(211.2611)	$1,113.68	-	$1,356.50	(491.0000)	$1,384.02	-	$1,295.28
February 28, 2022	(1,002.8597)	1,125.27	-	1,372.90	-	1,400.75	(1,629.9987)	1,310.12
March 31, 2022	(578.2430)	1,211.35	(64.9361)	1,477.79	-	1,507.78	(167.7590)	1,399.39

Total	(1,792.3638)		(64.9361)		(491.0000)		(1,797.7577)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included herewith:

31.01	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.02	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.03	Rule 13(a)-14(a)/15(d)-14(a) Certification of President and Chief Operating Officer
31.04	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.01	Section 1350 Certification of Co-Chief Executive Officer
32.02	Section 1350 Certification of Co-Chief Executive Officer
32.03	Section 1350 Certification of President and Chief Operating Officer
32.04	Section 1350 Certification of Chief Financial Officer
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Millburn Ridgefield Corporation, General Partner

Date: May 16, 2022

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)