Form 10-Q
period 2022-06-30
Millburn Multi-Markets Fund L.P.
filed 2022-08-15
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2022

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

Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.

Financial statements

For the three and six months ended June 30, 2022 and 2021 (unaudited)

(a)	At June 30, 2022 (unaudited) and December 31, 2021
(b)	For the six months ended June 30, 2022 and 2021 (unaudited)
(c)	For the three and six months ended June 30, 2022 and 2021 (unaudited)

i

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS

Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$142,500,839	$128,076,157
Due from the Master Fund	-	1,449,036
Cash and cash equivalents	500,040	-

Total assets	$143,000,879	$129,525,193

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$500,000	$-
Capital withdrawals payable to Limited Partners	-	1,049,036
Capital withdrawal payable to General Partner	-	400,000
Other liabilities	40	-

Total liabilities	500,040	1,449,036

PARTNERS’ CAPITAL:
General Partner	3,090,009	2,667,014

Limited partners:
Series A (92,036.8140 and 91,525.4967 units outstanding)	119,304,689	105,051,882
Series B (4,894.9260 and 4,982.8851 units outstanding)	7,713,616	6,954,675
Series C (2,591.1205 and 2,436.2995 units outstanding)	4,166,040	3,469,370
Series D (5,518.6834 and 7,448.6560 units outstanding)	8,226,485	9,933,216

Total limited partners	139,410,830	125,409,143

Total partners’ capital	142,500,839	128,076,157

TOTAL	$143,000,879	$129,525,193

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,296.27	$1,147.79
Series B	$1,575.84	$1,395.71
Series C	$1,607.81	$1,424.03
Series D	$1,490.66	$1,333.56

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2022	June 30, 2021
INVESTMENT INCOME:
Interest income	$150	$2
Interest income, net (allocated from the Master Fund) (1)	323,381	15,462

Total investment income	323,531	15,464

EXPENSES:
Management fees (allocated from the Master Fund) (1)	601,640	603,432
Brokerage commissions (allocated from the Master Fund) (1)	148,587	224,735
Selling commissions and platform fees (allocated from the Master Fund) (1)	601,927	587,184
Administrative and operating expenses (allocated from the Master Fund) (1)	130,094	132,877
Custody fees and other expenses (allocated from the Master Fund) (1)	6,211	5,821

Total expenses	1,488,459	1,554,049

NET INVESTMENT LOSS	(1,164,928)	(1,538,585)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	9,852,913	14,411,445
Foreign exchange transaction	(52,199)	54,824
Net change in unrealized:
Futures and forward currency contracts	2,148,816	(3,202,556)
Foreign exchange translation	(29,555)	(21,868)
Net losses from U.S. Treasury notes:
Realized	(12,675)	(530)
Net change in unrealized	(472,926)	(26,475)

Net realized and unrealized gains allocated from the Master Fund	11,434,374	11,214,840

NET INCOME	10,269,446	9,676,255

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	1,116,328	99,436

NET INCOME AFTER PROFIT SHARE	$9,153,118	$9,576,819

NET INCOME PER UNIT OUTSTANDING:
Series A	$84.92	$78.91
Series B	$98.05	$101.74
Series C	$100.03	$103.80
Series D	$91.27	$86.91

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund as of period end.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2022	June 30, 2021
INVESTMENT INCOME:
Interest income	$150	$2
Interest income, net (allocated from the Master Fund) (1)	385,981	33,330

Total investment income	386,131	33,332

EXPENSES:
Management fees (allocated from the Master Fund) (1)	1,145,808	1,285,148
Brokerage commissions (allocated from the Master Fund) (1)	323,477	435,694
Selling commissions and platform fees (allocated from the Master Fund) (1)	1,142,679	1,159,102
Administrative and operating expenses (allocated from the Master Fund) (1)	256,911	262,877
Custody fees and other expenses (allocated from the Master Fund) (1)	11,901	11,692

Total expenses	2,880,776	3,154,513

NET INVESTMENT LOSS	(2,494,645)	(3,121,181)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	14,953,194	25,347,625
Foreign exchange transaction	(115,302)	51,361
Net change in unrealized:
Futures and forward currency contracts	5,435,563	(8,051,547)
Foreign exchange translation	(3,455)	(265,453)
Net gains (losses) from U.S. Treasury notes:
Realized	(17,538)	(4,818)
Net change in unrealized	(593,264)	4,887

Net realized and unrealized gains allocated from the Master Fund	19,659,198	17,082,055

NET INCOME	17,164,553	13,960,874

LESS PROFIT SHARE ALLOCATION TO THE MASTER FUND	1,207,222	99,436

NET INCOME AFTER PROFIT SHARE	$15,957,331	$13,861,438

NET INCOME PER UNIT OUTSTANDING:
Series A	$148.48	$112.27
Series B	$180.13	$148.20
Series C	$183.78	$151.20
Series D	$157.10	$129.23

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund as of period end.

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the six months ended June 30, 2022 and 2021

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL — January 1, 2022	$2,667,014	$105,051,882	91,525.4967	$6,954,675	4,982.8851	$3,469,370	2,436.2995	$9,933,216	7,448.6560	$128,076,157

Capital contributions	-	4,000,000	3,150.9841	40,000	29.4878	985,000	645.8210	35,000	24.0253	5,060,000
Capital withdrawals	-	(3,138,487)	(2,639.6668)	(176,768)	(117.4469)	(679,554)	(491.0000)	(2,597,840)	(1,953.9979)	(6,592,649)
Net income before profit share	422,995	14,201,617	-	1,029,494	-	454,232	-	1,056,215	-	17,164,553
Profit share	-	(810,323)	-	(133,785)	-	(63,008)	-	(200,106)	-	(1,207,222)
PARTNERS’ CAPITAL — June 30, 2022	$3,090,009	$119,304,689	92,036.8140	$7,713,616	4,894.9260	$4,166,040	2,591.1205	$8,226,485	5,518.6834	$142,500,839

Net Asset Value per Unit at June 30, 2022			$1,296.27		$1,575.84		$1,607.81		$1,490.66

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL — January 1, 2021	$2,803,226	$108,544,835	99,597.6414	$7,431,183	5,720.6069	$4,015,189	3,029.4662	$16,218,344	12,963.4335	$139,012,777

Capital contributions	-	374,000	327.6338	-	-	-	-	-	-	374,000
Capital withdrawals	-	(8,998,786)	(7,911.3905)	(772,055)	(572.0942)	(727,142)	(514.5614)	(8,427,720)	(6,156.3006)	(18,925,703)
Net income before profit share	349,247	10,689,547	-	791,901	-	425,424	-	1,704,755	-	13,960,874
Profit share	-	-	-	-	-	-	-	(99,436)	-	(99,436)
PARTNERS’ CAPITAL — June 30, 2021	$3,152,473	$110,609,596	92,013.8847	$7,451,029	5,148.5127	$3,713,471	2,514.9048	$9,395,943	6,807.1329	$134,322,512

Net Asset Value per Unit at June 30, 2021			$1,202.10		$1,447.22		$1,476.58		$1,380.31

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2022

The following information presents per unit operating performance data for each series for the three months ended June 30, 2022.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D
NET ASSET VALUE PER UNIT — Beginning of period	$1,211.35	$1,477.79	$1,507.78	$1,399.39

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(11.68)	(6.48)	(6.43)	(9.17)
Total trading and investing gains (1)	105.47	128.89	132.22	122.07

Net income before profit share allocation from the Master Fund	93.79	122.41	125.79	112.90

Less: profit share allocation from the Master Fund (1) (6)	8.87	24.36	25.76	21.63

Net income from operations after profit share allocation from the Master Fund	84.92	98.05	100.03	91.27

NET ASSET VALUE PER UNIT — End of period	$1,296.27	$1,575.84	$1,607.81	$1,490.66

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	7.70%	8.22%	8.22%	8.08%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.69	1.59	1.59	1.56

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	7.01%	6.63%	6.63%	6.52%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.58%	2.60%	2.60%	3.37%
Profit share allocation from the Master Fund (2) (6)	0.69	1.59	1.59	1.56

Total expenses	5.27%	4.19%	4.19%	4.93%

Net investment loss (3) (4) (5)	(3.66)%	(1.67)%	(1.67)%	(2.44)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2022

The following information presents per unit operating performance data for each series for the six months ended June 30, 2022.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D
NET ASSET VALUE PER UNIT — Beginning of period	$1,147.79	$1,395.71	$1,424.03	$1,333.56

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(24.69)	(15.33)	(15.46)	(20.18)
Total trading and investing gains (1)	182.04	222.42	227.58	209.41

Net income before profit share allocation from the Master Fund	157.35	207.09	212.12	189.23

Less: profit share allocation from the Master Fund (1) (6)	8.87	26.96	28.34	32.13

Net income from operations after profit share allocation from the Master Fund	148.48	180.13	183.78	157.10

NET ASSET VALUE PER UNIT — End of period	$1,296.27	$1,575.84	$1,607.81	$1,490.66

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	13.67%	14.79%	14.79%	14.08%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.73	1.88	1.88	2.30

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	12.94%	12.91%	12.91%	11.78%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.65%	2.66%	2.66%	3.43%
Profit share allocation from the Master Fund (2) (6)	0.73	1.88	1.88	2.30

Total expenses	5.38%	4.54%	4.54%	5.73%

Net investment loss (3) (4) (5)	(4.07)%	(2.08)%	(2.08)%	(2.89)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at June 30, 2022 (unaudited) and December 31, 2021 and the results of its operations for the three and six months ended June 30, 2022 and 2021 (unaudited).

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as detailed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2022 and December 31, 2021 was 32.32% and 32.02%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At June 30, 2022 and December 31, 2021, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series A, Series B, Series C and Series D Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Series A	91,566.012	94,115.569	91,305.247	96,155.410
Series B	4,921.973	5,217.391	4,961.875	5,392.686
Series C	2,273.031	2,638.080	2,223.496	2,832.674
Series D	5,575.760	10,200.782	6,227.851	11,470.111

5. SUBSEQUENT EVENTS

During the period from July 1, 2022 to August 12, 2022, contributions of $440,000 were made to the Partnership. The General Partner has performed its evaluation of subsequent events through August 12, 2022, the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the Financial Statements.

Millburn Multi-Markets Trading L.P.

Financial statements

For the three and six months ended June 30, 2022 and 2021 (unaudited)

(a)	At June 30, 2022 (unaudited) and December 31, 2021
(b)	For the six months ended June 30, 2022 and 2021 (unaudited)
(c)	For the three and six months ended June 30, 2022 and 2021 (unaudited)

ii

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $70,889,567 and $72,157,073)	$70,427,624	$72,137,475
Net unrealized appreciation on open futures and forward currency contracts	16,636,019	1,066,071
Due from brokers, net	16,969,860	16,286,684
Cash denominated in foreign currencies (cost $70,448 and $3,826,015)	44,244	3,791,592

Total equity in trading accounts	104,077,747	93,281,822

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $314,169,866 and $321,308,973)	312,666,389	321,235,987

CASH AND CASH EQUIVALENTS	37,690,596	30,759,711

ACCRUED INTEREST RECEIVABLE	1,562,835	2,403,652

DUE FROM MILLBURN MULTI-MARKETS LTD.	-	100

OTHER ASSETS	140	-

TOTAL	$455,997,707	$447,681,272

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$1,518,782	$2,016,273
Cash overdrafts denominated in foreign currencies (cost $372,705 and $446,190)	392,739	442,044
Subscriptions received in advance	3,345,000	200,000
Capital withdrawals payable to Limited Partners	500,000	43,226,180
Capital withdrawal payable to General Partner	-	894,583
Management fee payable	411,486	427,786
Selling commissions payable	205,180	183,023
Accrued expenses	411,210	194,076
Commissions and other trading fees on open futures contracts	19,687	84,775
Accrued profit share	8,275,852	-

Total liabilities	15,079,936	47,668,740

PARTNERS’ CAPITAL	440,917,771	400,012,532

TOTAL	$455,997,707	$447,681,272

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2022

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(1,715)
Energies	(0.02)	(99,034)
Interest rates:
2 Year U.S. Treasury Note (325 contracts, settlement date September 2022)	0.06	259,273
5 Year U.S. Treasury Note (302 contracts, settlement date September 2022)	0.08	352,125
10 Year U.S. Treasury Note (89 contracts, settlement date September 2022)	0.03	164,703
30 Year U.S. Treasury Bond (39 contracts, settlement date September 2022)	0.03	126,656
Other interest rates	1.30	5,732,112

Total interest rates	1.50	6,634,869

Livestock	(0.01)	(19,050)
Metals	(1.00)	(4,420,857)
Softs	(0.00)	(3,719)
Stock indices	(0.05)	(221,803)

Total long futures contracts	0.42	1,868,691

Short futures contracts:
Currencies	(0.00)	(5,817)
Energies	0.58	2,564,346
Grains	0.54	2,358,529
Interest rates	(0.00)	(6,366)
Livestock	(0.00)	(100)
Metals	1.52	6,703,997
Softs	0.06	271,800
Stock indices	0.51	2,229,191

Total short futures contracts	3.21	14,115,580

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	3.63	15,984,271

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.47)	(6,457,621)
Total short forward currency contracts	1.27	5,590,587

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.20)	(867,034)

TOTAL	3.43%	$15,117,237

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

June 30, 2022

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value
$88,290,000	U.S. Treasury notes, 1.625%, 08/15/2022	20.04%	$88,305,520
111,700,000	U.S. Treasury notes, 1.625%, 11/15/2022	25.27	111,440,385
65,790,000	U.S. Treasury notes, 2.000%, 02/15/2023	14.86	65,539,433
118,940,000	U.S. Treasury notes, 1.750%, 05/15/2023	26.72	117,808,675

	Total investments in U.S. Treasury notes (amortized cost $385,059,433)	86.89%	$383,094,013

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2021

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$11,463
Energies	0.40	1,587,533
Grains	0.01	31,155
Interest rates	(0.84)	(3,364,575)
Livestock	(0.01)	(18,210)
Metals	1.09	4,360,711
Softs	(0.01)	(53,106)
Stock indices	0.19	746,305

Total long futures contracts	0.83	3,301,276

Short futures contracts:
Currencies	0.00	2,385
Energies	0.05	213,078
Grains	0.02	74,547
Interest rates	0.05	182,789
Livestock	0.00	17,170
Metals	(0.98)	(3,921,479)
Softs	0.00	12,566
Stock indices	0.04	152,730

Total short futures contracts	(0.82)	(3,266,214)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.01	35,062

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.68	6,719,651
Total short forward currency contracts	(1.93)	(7,704,915)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.25)	(985,264)

TOTAL	(0.24)%	$(950,202)

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2021

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value
$127,400,000	U.S. Treasury notes, 2.500%, 02/15/2022	31.94%	$127,768,266
134,580,000	U.S. Treasury notes, 2.375%, 03/15/2022	33.80	135,205,587
129,640,000	U.S. Treasury notes, 1.750%, 05/15/2022	32.60	130,399,609

	Total investments in U.S. Treasury notes (amortized cost $393,466,046)	98.34%	$393,373,462

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30,	June 30,
	2022	2021
INVESTMENT INCOME — Interest income, net	$1,013,757	$52,767

EXPENSES:
Brokerage commissions	466,697	767,388
Management fees	1,208,417	1,395,655
Selling commissions and platform fees	601,934	591,172
Administrative and operating expenses	268,589	283,506
Custody fees and other expenses	19,359	19,870
Total expenses	2,564,996	3,057,591

NET INVESTMENT LOSS	(1,551,239)	(3,004,824)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	29,634,939	49,986,054
Foreign exchange transaction	(158,165)	188,380
Net change in unrealized:
Futures and forward currency contracts	6,742,153	(11,775,913)
Foreign exchange translation	(100,097)	(86,501)
Net losses from U.S. Treasury notes:
Realized	(39,664)	(1,823)
Net change in unrealized	(1,484,347)	(90,401)
Total net realized and unrealized gains	34,594,819	38,219,796

NET INCOME	33,043,580	35,214,972
LESS PROFIT SHARE TO GENERAL PARTNER	6,184,610	1,201,187
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$26,858,970	$34,013,785

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2022	2021
INVESTMENT INCOME — Interest income	$1,213,626	$117,011

EXPENSES:
Brokerage commissions	1,019,464	1,563,079
Management fees	2,316,288	3,081,731
Selling commissions and platform fees	1,142,690	1,169,231
Administrative and operating expenses	528,772	569,118
Custody fees and other expenses	37,631	43,662
Total expenses	5,044,845	6,426,821

NET INVESTMENT LOSS	(3,831,219)	(6,309,810)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	46,650,484	95,322,004
Foreign exchange transaction	(360,815)	176,618
Net change in unrealized:
Futures and forward currency contracts	16,067,439	(31,775,451)
Foreign exchange translation	(15,961)	(950,488)
Net gains (losses) from U.S. Treasury notes:
Realized	(54,860)	(17,884)
Net change in unrealized	(1,872,836)	33,076
Total net realized and unrealized gains	60,413,451	62,787,875

NET INCOME	56,582,232	56,478,065
LESS PROFIT SHARE TO GENERAL PARTNER	8,349,031	1,516,337
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$48,233,201	$54,961,728

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the six months ended June 30, 2022

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2022	$398,976,730	$-	$1,035,802	$400,012,532
Contributions	6,711,000	73,179	-	6,784,179
Withdrawals	(14,112,141)	-	-	(14,112,141)
Net income before profit share	56,410,766	5,689	165,777	56,582,232
General Partner’s allocation - profit share	(8,349,031)	-	-	(8,349,031)

PARTNERS’ CAPITAL - June 30, 2022	$439,637,324	$78,868	$1,201,579	$440,917,771

For the six months ended June 30, 2021

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2021	$553,303,603	$-	$944,315	$554,247,918
Contributions	2,674,000	197,556	-	2,871,556
Withdrawals	(147,929,872)	-	-	(147,929,872)
Net income before profit share	56,358,947	133	118,985	56,478,065
General Partner’s allocation - profit share	(1,516,337)	-	-	(1,516,337)

PARTNERS’ CAPITAL - June 30, 2021	$462,890,341	$197,689	$1,063,300	$464,151,330

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

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Total return before General Partner profit share allocation (3)	8.29%	7.63%	14.89%	11.55%
Less: General Partner profit share allocation (3)	1.60	-	1.84	-

Total return after General Partner profit share allocation (3)	6.69%	7.63%	13.05%	11.55%

Ratios to average net asset value:
Expenses (1) (4)	2.36%	2.60%	2.40%	2.68%
General Partner profit share allocation (3)	1.60	-	1.84	-

Total expenses (1)	3.96%	2.60%	4.24%	2.68%

Net investment loss (1) (2) (4)	(1.44)%	(2.56)%	(1.82)%	(2.64)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1)	Includes the Limited Partner’s proportionate share of expenses allocated from the Master Fund’s operations for the three and six months ended June 30, 2022 and 2021.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.
Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Total return before General Partner profit share allocation (3)	7.95%	7.60%	14.22%	11.55%
Less: General Partner profit share allocation (3)	1.43	0.25	2.00	0.30

Total return after General Partner profit share allocation (3)	6.52%	7.35%	12.22%	11.25%

Ratios to average net asset value:
Expenses (1) (4)	2.40%	2.52%	2.42%	2.56%
General Partner profit share allocation (3)	1.43	0.25	2.00	0.30

Total expenses (1)	3.83%	2.77%	4.42%	2.86%

Net investment loss (1) (2) (4)	(1.48)%	(2.48)%	(1.84)%	(2.52)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the Limited Partners’ proportionate share of expenses allocated from the Master Fund’s operations for the three and six months ended June 30, 2022 and 2021.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

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

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2022 (unaudited) and December 31, 2021 (audited) and the results of its operations for the three and six months ended June 30, 2022 and 2021 (unaudited).

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At June 30, 2022 and December 31, 2021, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	June 30, 2022	December 31, 2021
Partnership	32.32%	32.02%
Cayman Feeder	53.33%	54.63%

Total	85.65%	86.65%

The capital withdrawals payable at June 30, 2022 and December 31, 2021 were $500,000 and $44,120,763, respectively, as detailed below.

	June 30,	December 31,
	2022	2021
Direct investors (1)	$-	$894,583
Partnership	-	1,449,036
Cayman Feeder	500,000	41,777,144

Total	$500,000	$44,120,763

(1)	Includes General Partner’s profit share of $894,583 at December 31, 2021.

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

During the three and six months ended June 30, 2022 and 2021, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of June 30, 2022 and December 31, 2021 in valuing the Master Fund’s investments at fair value. At June 30, 2022 and December 31, 2021, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2022

	Level 1	Level 2	Total
U.S. Treasury notes (1)	$383,094,013	$-	$383,094,013

Short-Term Money Market Fund*	37,440,596	-	37,440,596

Exchange-traded futures contracts
Currencies	(7,532)	-	(7,532)
Energies	2,465,312	-	2,465,312
Grains	2,358,529	-	2,358,529
Interest rates	6,628,503	-	6,628,503
Livestock	(19,150)	-	(19,150)
Metals	2,283,140	-	2,283,140
Softs	268,081	-	268,081
Stock indices	2,007,388	-	2,007,388

Total exchange-traded futures contracts	15,984,271	-	15,984,271

Over-the-counter forward currency contracts	-	(867,034)	(867,034)

Total futures and forward currency contracts (2)	15,984,271	(867,034)	15,117,237

Total financial assets and liabilities at fair value	$436,518,880	$(867,034)	$435,651,846

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral	$70,427,624
Investments in U.S. Treasury notes held in custody	312,666,389
Total investments in U.S. Treasury notes	$383,094,013

(2)
Net unrealized appreciation on open futures and forward currency contracts	$16,636,019
Net unrealized depreciation on open futures and forward currency contracts	(1,518,782)
Total net unrealized appreciation on open futures and forward currency contracts	$15,117,237

*	The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2021

	Level 1	Level 2	Total
U.S. Treasury notes (1)	$393,373,462	$-	$393,373,462

Short-Term Money Market Fund*	30,509,711	-	30,509,711

Exchange-traded futures contracts
Currencies	13,848	-	13,848
Energies	1,800,611	-	1,800,611
Grains	105,702	-	105,702
Interest rates	(3,181,786)	-	(3,181,786)
Livestock	(1,040)	-	(1,040)
Metals	439,232	-	439,232
Softs	(40,540)	-	(40,540)
Stock indices	899,035	-	899,035

Total exchange-traded futures contracts	35,062	-	35,062

Over-the-counter forward currency contracts	-	(985,264)	(985,264)

Total futures and forward currency contracts (2)	35,062	(985,264)	(950,202)

Total financial assets and liabilities at fair value	$423,918,235	$(985,264)	$422,932,971

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral	$72,137,475
Investments in U.S. Treasury notes	321,235,987
Total investments in U.S. Treasury notes	$393,373,462

(2)
Net unrealized appreciation on open futures and forward currency contracts	$1,066,071
Net unrealized depreciation on open futures and forward currency contracts	(2,016,273)
Total net unrealized depreciation on open futures and forward currency contracts	$(950,202)

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2022 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2022 and December 31, 2021. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2022

					Net Unrealized Gain (Loss) on
	Fair Value - Long Positions		Fair Value - Short Positions		Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Currencies	$4,205	$(5,920)	$24,491	$(30,308)	$(7,532)
Energies	147,057	(246,091)	2,568,728	(4,382)	2,465,312
Grains	-	-	2,637,195	(278,666)	2,358,529
Interest rates	6,647,450	(12,581)	3,621	(9,987)	6,628,503
Livestock	250	(19,300)	130	(230)	(19,150)
Metals	10,021	(4,430,878)	6,724,526	(20,529)	2,283,140
Softs	20,231	(23,950)	377,523	(105,723)	268,081
Stock indices	307	(222,110)	2,733,652	(504,461)	2,007,388
Total futures contracts	6,829,521	(4,960,830)	15,069,866	(954,286)	15,984,271

Forward currency contracts	1,956,096	(8,413,717)	10,167,207	(4,576,620)	(867,034)

Total futures and forward currency contracts	$8,785,617	$(13,374,547)	$25,237,073	$(5,530,906)	$15,117,237

Fair value of futures and forward currency contracts at December 31, 2021

					Net Unrealized Gain (Loss) on
	Fair Value - Long Positions		Fair Value - Short Positions		Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Currencies	$11,463	$-	$13,106	$(10,721)	$13,848
Energies	2,020,956	(433,423)	343,300	(130,222)	1,800,611
Grains	288,920	(257,765)	241,782	(167,235)	105,702
Interest rates	616,220	(3,980,795)	203,333	(20,544)	(3,181,786)
Livestock	-	(18,210)	17,370	(200)	(1,040)
Metals	4,543,642	(182,931)	98,540	(4,020,019)	439,232
Softs	20,189	(73,295)	65,654	(53,088)	(40,540)
Stock indices	1,633,415	(887,110)	633,174	(480,444)	899,035
Total futures contracts	9,134,805	(5,833,529)	1,616,259	(4,882,473)	35,062

Forward currency contracts	9,261,243	(2,541,592)	2,604,920	(10,309,835)	(985,264)

Total futures and forward currency contracts	$18,396,048	$(8,375,121)	$4,221,179	$(15,192,308)	$(950,202)

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2022 and 2021 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2022 and 2021

	Three months ended:	Three months ended:	Six months ended:	Six months ended:
	June 30,	June 30,	June 30,	June 30,
Sector	2022	2021	2022	2021
Futures contracts:
Currencies	$1,171,479	$-	$1,428,995	$-
Energies	14,834,133	13,531,340	41,213,583	20,556,240
Grains	3,495,720	(2,808,688)	1,910,299	1,807,131
Interest rates	(18,003,261)	13,005,358	(17,399,443)	(2,421,200)
Livestock	180,340	51,570	148,480	(529,080)
Metals	5,918,686	6,023,444	(1,812,427)	5,020,855
Softs	158,385	(2,210,646)	705,166	(1,995,257)
Stock indices	19,192,045	15,112,656	23,587,125	50,831,652
Total futures contracts	26,947,527	42,705,034	49,781,778	73,270,341

Forward currency contracts	9,429,565	(4,494,893)	12,936,145	(9,723,788)

Total futures and forward currency contracts	$36,377,092	$38,210,141	$62,717,923	$63,546,553

For the three months ended June 30, 2022 and 2021, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2022	2021
Average bought	65,074	75,850
Average sold	65,571	76,557
Average notional	$3,370,000,000	$11,798,000,000

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

The following tables represent gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2022 and December 31, 2021.

Offsetting of derivative assets and liabilities at June 30, 2022

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty C	$5,348,725	$(876,079)	$4,472,646
Counterparty J	981,457	(129,063)	852,394
Counterparty L	15,569,205	(4,909,974)	10,659,231
Total futures contracts	21,899,387	(5,915,116)	15,984,271

Forward currency contracts
Counterparty K	6,694,631	(6,042,883)	651,748

Total assets	$28,594,018	$(11,957,999)	$16,636,019

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Forward currency contracts
Counterparty G	$6,947,454	$(5,428,672)	$1,518,782

Total liabilities	$6,947,454	$(5,428,672)	$1,518,782

	Net amounts of Assets presented in the Statements of	Amounts Not Offset in the Statements of Financial Condition
Counterparty	Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)
Counterparty C	$4,472,646	$-	$(4,472,646)	$-
Counterparty J	852,394	-	(852,394)	-
Counterparty L	10,659,231	-	(10,659,231)	-
Counterparty K	651,748	-	-	651,748

Total	$16,636,019	$-	$(15,984,271)	$651,748

	Net amounts of Liabilities presented in the Statements of	Amounts Not Offset in the Statements of Financial Condition
Counterparty	Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)
Counterparty G	$1,518,782	$-	$1,518,782	$-

Total	$1,518,782	$-	$1,518,782	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statements of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2022.
(4)	Net amount represents the amounts owed by the Master Fund to each counterparty as of June 30, 2022.

Offsetting of derivative assets and liabilities at December 31, 2021

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$1,771,788	$(925,604)	$846,184
Counterparty L	7,082,484	(6,862,597)	219,887
Total futures contracts	8,854,272	(7,788,201)	1,066,071

Total assets	$8,854,272	$(7,788,201)	$1,066,071

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$2,927,801	$(1,896,792)	$1,031,009

Forward currency contracts
Counterparty G	$5,584,433	$(4,738,867)	$845,566
Counterparty K	7,266,994	(7,127,296)	139,698
Total forward contracts	12,851,427	(11,866,163)	985,264

Total liabilities	$15,779,228	$(13,762,955)	$2,016,273

	Net amounts of Assets presented in the Statements of	Amounts Not Offset in the Statements of Financial Condition
Counterparty	Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)
Counterparty J	$846,184	$-	$(846,184)	$-
Counterparty L	219,887	-	(219,887)	-

Total	$1,066,071	$-	$(1,066,071)	$-

	Net amounts of Liabilities presented in the Statements of	Amounts Not Offset in the Statement of Financial Condition
Counterparty	Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)
Counterparty C	$1,031,009	$-	$1,031,009	$-
Counterparty G	845,566	-	845,566	-
Counterparty K	139,698	-	139,698	-

Total	$2,016,273	$-	$2,016,273	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2021.
(4)	Net amount represents the amounts owed by the Master Fund to each counterparty as of December 31, 2021.

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

The Master Fund’s forward currency trading activities are cleared by DB and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $35,486,056 and $31,976,629 at June 30, 2022 and December 31, 2021, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2022 and 2021. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	June 30, 2022	June 30, 2021
Profit share earned	$73,179	$197,362
Reversal of profit share (1)	(2,164,421)	(314,956)
Profit share accrued	8,275,852	1,318,781

Total profit share	$6,184,610	$1,201,187

	Six months ended:	Six months ended:
	June 30, 2022	June 30, 2021
Profit share earned	$73,179	$197,556
Profit share accrued	8,275,852	1,318,781

Total profit share	$8,349,031	$1,516,337

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

7. SUBSEQUENT EVENTS

During the period from July 1, 2022 to August 12, 2022, contributions of $38,040,000 were made to the Master Fund. The General Partner has performed its evaluation of subsequent events through August 12, 2022, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through June 30, 2022, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2022

Month Ended:	Total Partners’ Capital of the Partnership
June 30, 2022	$142,500,839
March 31, 2022	129,950,379
December 31, 2021	128,076,157

	Three Months	Six Months
Change in Partners’ Capital	$12,550,460	$14,424,682
Percent Change	9.66%	11.26%

THREE MONTHS ENDED JUNE 30, 2022

The increase in the Partnership’s net assets of $12,550,460 was attributable to net income after profit share through its investment in the Master Fund of $9,153,118 and contributions of $4,780,000 which were partially offset by withdrawals of $1,382,658.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2022 decreased $1,792 relative to the corresponding period in 2021. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2022, relative to the corresponding period in 2021.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2022 decreased $76,148 relative to the corresponding period in 2021. The decrease was due to a decrease in trading volume during the three months ended June 30, 2022, relative to the corresponding period in 2021.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended June 30, 2022 increased $14,743 relative to the corresponding period in 2021. The increase was due predominantly to an increase in the average net asset value of Series A during the three months ended June 30, 2022, relative to the corresponding period in 2021.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2022 decreased $2,783 relative to the corresponding period in 2021. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2022, relative to the corresponding period in 2021.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2022 increased $307,919 relative to the corresponding period in 2021. The increase was due to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2022, relative to the corresponding period in 2021.

For the three months ended June 30, 2022, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $11,434,374 from trading operations (including foreign exchange transactions and translations). Management fees of $601,640, brokerage commissions of $148,587, selling commissions and platform fees of $601,927, administrative and operating expenses of $130,094, custody fees and other expenses of $6,211, and profit share of $1,116,328 were paid or accrued. Interest income of $323,531 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $9,153,118.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	2.61%
Energies	3.56%
Grains	0.85%
Interest rates	(4.17)%
Livestock	0.05%
Metals	1.40%
Softs	0.05%
Stock indices	4.54%
Trading gain*	8.89%

*	Percentage of the Partnership Capital

SIX MONTHS ENDED JUNE 30, 2022

The increase in the Partnership’s net assets of $14,424,682 was attributable to net income after profit share through its investment in the Master Fund of $15,957,331 and contributions of $5,060,000 which were partially offset by withdrawals of $6,592,649.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2022 decreased $139,340 relative to the corresponding period in 2022. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2022, relative to the corresponding period in 2021.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2022 decreased $112,217 relative to the corresponding period in 2021. The decrease was due to a decrease in the trading volume during the six months ended June 30, 2022, relative to the corresponding period in 2021.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the six months ended June 30, 2022 decreased $16,423 relative to the corresponding period in 2021. The decrease was due predominantly to a decrease in the average net asset value of Series D during the six months ended June 30, 2022, relative to the corresponding period in 2021.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2022 decreased $5,966 relative to the corresponding period in 2021. The decrease was due to a decrease in the average net asset value of Series D during the six months ended June 30, 2022, relative to the corresponding period in 2021.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2022 increased $352,651 relative to the corresponding period in 2021. The increase was due to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2022, relative to the corresponding period in 2021.

For the six months ended June 30, 2022, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $19,659,198 from trading operations (including foreign exchange transactions and translations). Management fees of $1,145,808, brokerage commissions of $323,477, selling commissions and platform fees of $1,142,679, administrative and operating expenses of $256,911, custody fees and other expenses of $11,901, and profit share of $1,207,222 were paid or accrued. Interest income of $386,131 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $15,957,331.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	3.56%
Energies	10.66%
Grains	0.48%
Interest rates	(3.97)%
Livestock	0.08%
Metals	(0.56)%
Softs	0.22%
Stock indices	5.63%
Trading gain*	16.10%

*	Percentage of the Partnership Capital

MANAGEMENT DISCUSSION – 2022

Three months ended June 30, 2022

The Partnership was profitable as gains from trading stock index, energy, metal and grain futures, and currency forwards far outweighed losses from trading interest rate futures. Trading of soft and livestock futures were each essentially flat.

As markets faced constant pressure from rising inflation, Russia’s war on Ukraine, persistent supply chain difficulties and expanding U.S.-China tensions, market participants increasingly focused on the uncertainties around three interrelated questions: how fast and how high official interest rates would be raised by global central banks, especially the U.S. Federal Reserve Bank (the “Fed”) and European Central Bank (the “ECB”); when and how quickly inflation would begin to subside; and when and how significantly global growth would begin to decelerate.

Against the background of rising inflation and interest rates, plunging consumer confidence globally, fears of slowing growth and caution concerning the earnings outlook, volatility increased, most global equity markets declined sharply, and trading of equity futures was quite profitable. Short positions in European, British, Korean, Singaporean, Brazilian, Indian, EAFE and emerging markets index futures were profitable. Trading of U.S. equity index futures was profitable too. On the other hand, short positions in Japanese equity index futures, long positions in Canadian and Australian equity index futures, and a short VIX futures trade resulted in partially offsetting losses. Short positions in Chinese stock index futures were also unprofitable late in the quarter as China displayed incipient signs of emerging from its severe first half growth slowdown.

Following sharp increases in the first quarter, energy prices were volatile during the April-June period. Strong demand for refined fuels combined with concerns over increasing restrictions on Russian supplies and a dwindling “supply buffer” within Organization of the Petroleum Exporting Countries (“OPEC+”) pushed energy prices higher, while increasing recession worries due to tighter monetary policies mitigated the upward pressures, especially late in June. Long natural gas positions were profitable for most of the quarter. Then, in late June, an explosion at one of the biggest US liquefied natural gas export terminals in Texas reduced exports to Europe, thereby significantly raising natural gas supplies available for U.S. domestic consumption. U.S. natural gas prices plunged in June, leading to profits on a short natural gas position. Elsewhere, long positions in RBOB gasoline, heating oil, London gas oil, WTI crude and Brent crude were profitable.

The U.S. dollar, as measured by the Bloomberg DXY index, rose about 7 1/2% in the quarter and about 10% since the start of the year. Considering that the war in Ukraine is expected to have a much greater negative impact on European growth than U.S. growth and that the Fed is likely to remain more hawkish than the ECB, long U.S. dollar positions against the euro and Swiss franc were profitable. A long U.S. dollar trade versus the Japanese yen was profitable too as the Bank of Japan continued to pursue an expansive monetary policy at the same time that the Fed was becoming decidedly more restrictive. As commodity prices stabilized somewhat, albeit at high levels, long U.S. dollar trades versus several commodity currencies such as the Aussie dollar, Canadian dollar, Chilean peso, Norwegian krone and South African rand also resulted in profits. On the other hand, a short U.S. dollar position against the Brazilian real and trading the U.S. dollar versus the British pound and New Zealand dollar generated partially offsetting losses.

Fears of a demand-sapping recession, a stronger U.S. dollar and higher interest rates weighed on metal markets, even though there were incipient signs that China was emerging from its sharp growth slowdown. Indications that supplies of many industrial metals would increase in the next couple of years also dampened the price outlook. Short positions in copper, silver and gold were profitable, while trading of aluminum generated a partially offsetting loss.

Grain prices which hit 10-year highs in March and April following the Russian invasion of Ukraine, were volatile during most of the second quarter, and eased somewhat in June against the backdrop of more favorable weather in the U.S. and South America, near record Russian wheat crops, hopes for Ukrainian exports and slowing demand due to recession fears. A long soybean oil position was profitable in April in the wake of news that Indonesia banned exports of palm oil in a bid to ensure domestic supply. Both palm oil and soybean oil are used for cooking as well as food preparation, and are in high demand as substitutes for sunflower oil, a commodity whose supply has been negatively impacted by the ongoing Russian war on Ukraine. Then, late in June, a short soybean oil trade was also profitable. Short corn and wheat trades were also profitable late in the quarter.

Interest rate volatility, as measured by the Merrill Lynch MOVE Index, increased markedly during the quarter. On the one hand, concerns about inflation and more hawkish central bank policies underpinned rates. On the other hand, weakening economic data underscored worries about recession and sparked speculation that the Fed might not need to raise rates as high as previously estimated, thereby periodically dragging yields lower. Long positions in European, British, Australian, Canadian, Japanese and U.S. note and bond futures were broadly unprofitable, although these losses were reduced by a significant global bond rally near month end. Meanwhile, trading of short-term U.S., German, Canadian and Australian interest rate futures was fractionally profitable.

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

Periods ended June 30, 2021

Month Ended:	Total Partners’ Capital of the Partnership
June 30, 2021	$134,322,512
March 31, 2021	137,264,652
December 31, 2020	139,012,777

	Three Months	Six Months
Change in Partners’ Capital	$(2,942,140)	$(4,690,265)
Percent Change	(2.14)%	(3.37)%

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at June 30, 2022 and December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On May 1, 2022, and June 1, 2022, the Partnership sold Units to new and existing limited partners of $4,035,000, and $745,000. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B, and Series D limited partners during the three months ended June 30, 2022. There were no Series C redemptions.

	Series A		Series B		Series D
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
April 30, 2022	-	$1,269.44	(23.9470)	$1,538.77	(116.5848)	$1,456.80
May 31, 2022	(847.3030)	1,267.86	(28.5638)	1,538.90	(39.6554)	1,456.20
June 30, 2022	-	1,296.27	-	1,575.84	-	1,490.66

Total	(847.3030)		(52.5108)		(156.2402)

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
General Partner

Date: August 12, 2022

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)