Form 10-Q
period 2022-09-30
Millburn Multi-Markets Fund L.P.
filed 2022-11-14
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2022

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

Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.

Financial statements

For the three and nine months ended September 30, 2022 and 2021 (unaudited)

(a)	At September 30, 2022 (unaudited) and December 31, 2021
(b)	For the nine months ended September 30, 2022 and 2021 (unaudited)
(c)	For the three and nine months ended September 30, 2022 and 2021 (unaudited)

i

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$149,532,429	$128,076,157
Due from the Master Fund	17,071	1,449,036
Cash and cash equivalents	200,008	-

Total assets	$149,749,508	$129,525,193

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$200,000	$-
Capital withdrawals payable to Limited Partners	17,071	1,049,036
Capital withdrawal payable to General Partner	-	400,000
Other liabilities	8	-

Total liabilities	217,079	1,449,036

PARTNERS’ CAPITAL:
General Partner	3,294,818	2,667,014

Limited partners:
Series A (91,907.5357 and 91,525.4967 units outstanding)	124,541,035	105,051,882
Series B (4,884.6100 and 4,982.8851 units outstanding)	8,082,896	6,954,675
Series C (2,810.6562 and 2,436.2995 units outstanding)	4,745,354	3,469,370
Series D (5,672.3679 and 7,448.6560 units outstanding)	8,868,326	9,933,216

Total limited partners	146,237,611	125,409,143

Total partners’ capital	149,532,429	128,076,157

TOTAL	$149,749,508	$129,525,193

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,355.07	$1,147.79
Series B	$1,654.77	$1,395.71
Series C	$1,688.34	$1,424.03
Series D	$1,563.43	$1,333.56

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2022	September 30, 2021
INVESTMENT INCOME:
Interest income	$123	$3
Interest income, net (allocated from the Master Fund) (1)	578,365	3,441

Total investment income	578,488	3,444

EXPENSES:
Management fees (allocated from the Master Fund) (1)	611,932	557,532
Brokerage commissions (allocated from the Master Fund) (1)	136,227	206,834
Selling commissions and platform fees (allocated from the Master Fund) (1)	607,573	551,956
Administrative and operating expenses (allocated from the Master Fund) (1)	141,924	132,226
Custody fees and other expenses (allocated from the Master Fund) (1)	5,644	5,520

Total expenses	1,503,300	1,454,068

NET INVESTMENT LOSS	(924,812)	(1,450,624)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	10,711,547	(9,899,533)
Foreign exchange transaction	93,895	(208,044)
Net change in unrealized:
Futures and forward currency contracts	(1,211,375)	2,176,108
Foreign exchange translation	(59,368)	(18,948)
Net losses from U.S. Treasury notes:
Realized	(51,586)	(693)
Net change in unrealized	(309,424)	(2,317)

Net realized and unrealized gains (losses) allocated from the Master Fund	9,173,689	(7,953,427)

NET INCOME (LOSS)	8,248,877	(9,404,051)

LESS PROFIT SHARE ALLOCATION TO (FROM) THE MASTER FUND	1,610,770	(56,511)

NET INCOME (LOSS) AFTER PROFIT SHARE	$6,638,107	$(9,347,540)

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$58.80	$(84.51)
Series B	$78.93	$(95.00)
Series C	$80.53	$(96.92)
Series D	$72.77	$(85.66)

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2022	September 30, 2021
INVESTMENT INCOME:
Interest income	$273	$5
Interest income, net (allocated from the Master Fund) (1)	964,346	36,771

Total investment income	964,619	36,776

EXPENSES:
Management fees (allocated from the Master Fund) (1)	1,757,740	1,842,680
Brokerage commissions (allocated from the Master Fund) (1)	459,704	642,528
Selling commissions and platform fees (allocated from the Master Fund) (1)	1,750,252	1,711,058
Administrative and operating expenses (allocated from the Master Fund) (1)	398,835	395,103
Custody fees and other expenses (allocated from the Master Fund) (1)	17,545	17,212

Total expenses	4,384,076	4,608,581

NET INVESTMENT LOSS	(3,419,457)	(4,571,805)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	25,664,741	15,448,092
Foreign exchange transaction	(21,407)	(156,683)
Net change in unrealized:
Futures and forward currency contracts	4,224,188	(5,875,439)
Foreign exchange translation	(62,823)	(284,401)
Net gains (losses) from U.S. Treasury notes:
Realized	(69,124)	(5,511)
Net change in unrealized	(902,688)	2,570

Net realized and unrealized gains allocated from the Master Fund	28,832,887	9,128,628

NET INCOME	25,413,430	4,556,823

LESS PROFIT SHARE ALLOCATION TO THE MASTER FUND	2,817,992	42,925

NET INCOME AFTER PROFIT SHARE	$22,595,438	$4,513,898

NET INCOME PER UNIT OUTSTANDING:
Series A	$207.28	$27.76
Series B	$259.06	$53.20
Series C	$264.31	$54.28
Series D	$229.87	$43.57

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the nine months ended September 30, 2022 and 2021

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL — January 1, 2022	$2,667,014	$105,051,882	91,525.4967	$6,954,675	4,982.8851	$3,469,370	2,436.2995	$9,933,216	7,448.6560	$128,076,157

Capital contributions	-	4,400,000	3,479.1302	40,000	29.4878	1,335,000	865.3567	375,000	253.6190	6,150,000
Capital withdrawals	-	(3,707,103)	(3,097.0912)	(193,838)	(127.7629)	(679,554)	(491.0000)	(2,708,671)	(2,029.9071)	(7,289,166)
Net income before profit share	627,804	20,960,265	-	1,512,431	-	740,875	-	1,572,055	-	25,413,430
Profit share	-	(2,164,009)	-	(230,372)	-	(120,337)	-	(303,274)	-	(2,817,992)
PARTNERS’ CAPITAL — September 30, 2022	$3,294,818	$124,541,035	91,907.5357	$8,082,896	4,884.6100	$4,745,354	2,810.6562	$8,868,326	5,672.3679	$149,532,429

Net Asset Value per Unit at September 30, 2022			$1,355.07		$1,654.77		$1,688.34		$1,563.43

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL — January 1, 2021	$2,803,226	$108,544,835	99,597.6414	$7,431,183	5,720.6069	$4,015,189	3,029.4662	$16,218,344	12,963.4335	$139,012,777

Capital contributions	-	2,419,000	2,088.3473	-	-	350,000	244.6968	559,000	406.1506	3,328,000
Capital withdrawals	-	(9,804,033)	(8,603.3470)	(772,055)	(572.0942)	(1,184,514)	(837.8635)	(8,916,804)	(6,520.4594)	(20,677,406)
Net income before profit share	155,236	2,868,587	-	302,799	-	180,587	-	1,049,614	-	4,556,823
Profit share	-	-	-	-	-	-	-	(42,925)	-	(42,925)
PARTNERS’ CAPITAL — September 30, 2021	$2,958,462	$104,028,389	93,082.6417	$6,961,927	5,148.5127	$3,361,262	2,436.2995	$8,867,229	6,849.1247	$126,177,269

Net Asset Value per Unit at September 30, 2021			$1,117.59		$1,352.22		$1,379.66		$1,294.65

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2022

The following information presents per unit operating performance data for each series for the three months ended September 30, 2022.

Per Unit Performance (For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D
NET ASSET VALUE PER UNIT — Beginning of period	$1,296.27	$1,575.84	$1,607.81	$1,490.66

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(9.40)	(3.71)	(3.15)	(6.50)
Total trading and investing gains (1)	82.97	102.32	105.49	97.23

Net income before profit share allocation from the Master Fund	73.57	98.61	102.34	90.73

Less: profit share allocation from the Master Fund (1) (6)	14.77	19.68	21.81	17.96

Net income from operations after profit share allocation from the Master Fund	58.80	78.93	80.53	72.77

NET ASSET VALUE PER UNIT — End of period	$1,355.07	$1,654.77	$1,688.34	$1,563.43

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	5.69%	6.32%	6.32%	6.10%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	1.15	1.31	1.31	1.22

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	4.54%	5.01%	5.01%	4.88%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.58%	2.58%	2.58%	3.36%
Profit share allocation from the Master Fund (2) (6)	1.15	1.31	1.31	1.22

Total expenses	5.73%	3.89%	3.89%	4.58%

Net investment loss (3) (4) (5)	(2.94)%	(0.94)%	(0.94)%	(1.70)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2022

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2022.

Per Unit Performance (For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D
NET ASSET VALUE PER UNIT — Beginning of period	$1,147.79	$1,395.71	$1,424.03	$1,333.56

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(34.09)	(19.04)	(18.61)	(26.68)
Total trading and investing gains (1)	265.01	324.74	333.07	306.64

Net income before profit share allocation from the Master Fund	230.92	305.70	314.46	279.96

Less: profit share allocation from the Master Fund (1) (6)	23.64	46.64	50.15	50.09

Net income from operations after profit share allocation from the Master Fund	207.28	259.06	264.31	229.87

NET ASSET VALUE PER UNIT — End of period	$1,355.07	$1,654.77	$1,688.34	$1,563.43

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	19.97%	21.82%	21.82%	20.76%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	1.91	3.26	3.26	3.52

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	18.06%	18.56%	18.56%	17.24%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.62%	2.63%	2.63%	3.41%
Profit share allocation from the Master Fund (2) (6)	1.91	3.26	3.26	3.52

Total expenses	6.53%	5.89%	5.89%	6.93%

Net investment loss (3) (4) (5)	(3.68)%	(1.61)%	(1.61)%	(2.50)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at September 30, 2022 (unaudited) and December 31, 2021 and the results of its operations for the three and nine months ended September 30, 2022 and 2021 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2022 and December 31, 2021 was 32.07% and 32.02%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2022 and December 31, 2021, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series A, Series B, Series C and Series D Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units of each series is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Series A	92,027.045	92,344.719	91,548.490	94,871.221
Series B	4,894.931	5,148.518	4,939.315	5,310.402
Series C	2,746.504	2,511.196	2,399.748	2,724.337
Series D	5,713.954	7,015.673	6,054.670	9,968.982

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events through November 14, 2022, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statement.

Millburn Multi-Markets Trading L.P.

Financial statements

For the three and nine months ended September 30, 2022 and 2021 (unaudited)

(a)	At September 30, 2022 (unaudited) and December 31, 2021
(b)	For the nine months ended September 30, 2022 and 2021 (unaudited)
(c)	For the three and nine months ended September 30, 2022 and 2021 (unaudited)

ii

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $68,952,301 and $72,157,073)	$68,386,324	$72,137,475
Net unrealized appreciation on open futures and forward currency contracts	14,113,683	1,066,071
Due from brokers, net	24,283,355	16,286,684
Cash denominated in foreign currencies (cost $6,075,925 and $3,826,015)	5,857,861	3,791,592

Total equity in trading accounts	112,641,223	93,281,822

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $354,023,092 and $321,308,973)	351,562,984	321,235,987

CASH AND CASH EQUIVALENTS	57,568,112	30,759,711

ACCRUED INTEREST RECEIVABLE	2,151,731	2,403,652

DUE FROM MILLBURN MULTI-MARKETS LTD.	-	100

OTHER ASSETS	108	-

TOTAL	$523,924,158	$447,681,272

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$-	$2,016,273
Cash overdrafts denominated in foreign currencies (cost $0 and $446,190)	-	442,044
Capital contributions received in advance	685,000	200,000
Capital withdrawals payable to Limited Partners	40,662,071	43,226,180
Capital withdrawal payable to General Partner	-	894,583
Management fee payable	491,746	427,786
Selling commissions payable	216,659	183,023
Accrued expenses	480,951	194,076
Commissions and other trading fees on open futures contracts	22,142	84,775
Accrued profit share	15,039,229	-

Total liabilities	57,597,798	47,668,740

PARTNERS’ CAPITAL	466,326,360	400,012,532

TOTAL	$523,924,158	$447,681,272

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2022

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$26,515
Energies	(0.40)	(1,855,035)
Grains	0.04	193,900
Interest rates	(0.01)	(27,160)
Livestock	(0.00)	(15,330)
Metals	(0.59)	(2,779,152)
Softs	(0.00)	(6,427)
Stock indices	0.05	252,960

Total long futures contracts	(0.90)	(4,209,729)

Short futures contracts:
Currencies	0.03	152,128
Energies	0.03	128,642
Grains	0.25	1,156,980
Interest rates:
5 Year U.S. Treasury Note (845 contracts, settlement date December 2022)	0.02	97,032
30 Year U.S. Treasury Bond (256 contracts, settlement date December 2022)	0.05	244,500
Other interest rates	0.90	4,188,817

Total interest rates	0.97	4,530,349

Livestock	0.01	28,380
Metals	0.61	2,885,769
Softs	0.02	74,060
Stock indices	0.77	3,578,454

Total short futures contracts	2.69	12,534,762

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	1.79	8,325,033

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(2.01)	(9,353,387)
Total short forward currency contracts	3.25	15,142,037

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	1.24	5,788,650

TOTAL	3.03%	$14,113,683

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (UNAUDITED)

September 30, 2022

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value
$121,300,000	U.S. Treasury notes, 1.625%, 11/15/2022	25.96%	$121,091,516
90,890,000	U.S. Treasury notes, 2.000%, 02/15/2023	19.37	90,329,038
124,040,000	U.S. Treasury notes, 1.750%, 05/15/2023	26.23	122,327,182
87,490,000	U.S. Treasury notes, 2.500%, 08/15/2023	18.49	86,201,572
	Total investments in U.S. Treasury notes (amortized cost $422,975,393)	90.05%	$419,949,308

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2021

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$11,463
Energies	0.40	1,587,533
Grains	0.01	31,155
Interest rates	(0.84)	(3,364,575)
Livestock	(0.01)	(18,210)
Metals	1.09	4,360,711
Softs	(0.01)	(53,106)
Stock indices	0.19	746,305

Total long futures contracts	0.83	3,301,276

Short futures contracts:
Currencies	0.00	2,385
Energies	0.05	213,078
Grains	0.02	74,547
Interest rates	0.05	182,789
Livestock	0.00	17,170
Metals	(0.98)	(3,921,479)
Softs	0.00	12,566
Stock indices	0.04	152,730

Total short futures contracts	(0.82)	(3,266,214)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.01	35,062

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.68	6,719,651
Total short forward currency contracts	(1.93)	(7,704,915)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.25)	(985,264)

TOTAL	(0.24)%	$(950,202)

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2021

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value
$127,400,000	U.S. Treasury notes, 2.500%, 02/15/2022	31.94%	$127,768,266
134,580,000	U.S. Treasury notes, 2.375%, 03/15/2022	33.80	135,205,587
129,640,000	U.S. Treasury notes, 1.750%, 05/15/2022	32.60	130,399,609
	Total investments in U.S. Treasury notes (amortized cost $393,466,046)	98.34%	$393,373,462

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30,	September 30,
	2022	2021
INVESTMENT INCOME — Interest income, net	$1,957,682	$12,335

EXPENSES:
Brokerage commissions	453,610	745,481
Management fees	1,330,968	1,361,413
Selling commissions and platform fees	607,578	552,346
Administrative and operating expenses	300,446	282,067
Custody fees and other expenses	19,312	19,972
Total expenses	2,711,914	2,961,279

NET INVESTMENT LOSS	(754,232)	(2,948,944)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	34,424,853	(37,111,149)
Foreign exchange transaction	287,478	(738,406)
Net change in unrealized:
Futures and forward currency contracts	(1,003,554)	8,267,530
Foreign exchange translation	(171,826)	(78,761)
Net losses from U.S. Treasury notes:
Realized	(176,504)	(2,502)
Net change in unrealized	(1,060,664)	(8,359)
Total net realized and unrealized gains (losses)	32,299,783	(29,671,647)

NET INCOME (LOSS)	31,545,551	(32,620,591)
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	6,792,032	(914,181)
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$24,753,519	$(31,706,410)

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2022	2021
INVESTMENT INCOME — Interest income, net	$3,171,308	$129,346

EXPENSES:
Brokerage commissions	1,473,074	2,308,560
Management fees	3,647,256	4,443,144
Selling commissions and platform fees	1,750,268	1,721,577
Administrative and operating expenses	829,218	851,185
Custody fees and other expenses	56,943	63,634
Total expenses	7,756,759	9,388,100

NET INVESTMENT LOSS	(4,585,451)	(9,258,754)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	81,075,337	58,210,855
Foreign exchange transaction	(73,337)	(561,788)
Net change in unrealized:
Futures and forward currency contracts	15,063,885	(23,507,921)
Foreign exchange translation	(187,787)	(1,029,249)
Net gains (losses) from U.S. Treasury notes:
Realized	(231,364)	(20,386)
Net change in unrealized	(2,933,500)	24,717
Total net realized and unrealized gains	92,713,234	33,116,228

NET INCOME	88,127,783	23,857,474
LESS PROFIT SHARE TO GENERAL PARTNER	15,141,063	602,156
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$72,986,720	$23,255,318

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the nine months ended September 30, 2022

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2022	$398,976,730	$-	$1,035,802	$400,012,532
Contributions	49,287,600	101,834	-	49,389,434
Withdrawals	(56,062,326)	-	-	(56,062,326)
Net income before profit share	87,867,800	13,724	246,259	88,127,783
General Partner’s allocation - profit share	(15,141,063)	-	-	(15,141,063)
PARTNERS’ CAPITAL- September 30, 2022	$464,928,741	$115,558	$1,282,061	$466,326,360

For the nine months ended September 30, 2021

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2021	$553,303,603	$-	$944,315	$554,247,918
Contributions	25,953,000	208,863	-	26,161,863
Withdrawals	(174,174,748)	-	-	(174,174,748)
Net income (loss) before profit share	23,815,842	(12,587)	54,219	23,857,474
General Partner’s allocation - profit share	(602,156)	-	-	(602,156)
PARTNERS’ CAPITAL- September 30, 2021	$428,295,541	$196,276	$998,534	$429,490,351

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

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Total return before General Partner profit share allocation (3)	6.35%	(6.50)%	21.91%	4.30%
Less: General Partner profit share allocation (3)	1.28	-	3.13	-

Total return after General Partner profit share allocation (3)	5.07%	(6.50)%	18.78%	4.30%

Ratios to average net asset value:
Expenses (1) (4)	2.28%	2.52%	2.38%	2.61%
General Partner profit share allocation (3)	1.28	-	3.13	-

Total expenses (1)	3.56%	2.52%	5.51%	2.61%

Net investment loss (1) (2) (4)	(0.68)%	(2.52)%	(1.45)%	(2.58)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1)	Includes the Limited Partner’s proportionate share of expenses allocated from the Master Fund’s operations for the three and nine months ended September 30, 2022 and 2021.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Total return before General Partner profit share allocation (3)	6.13%	(6.71)%	20.96%	4.11%
Less: General Partner profit share allocation (3)	1.46	(0.19)	3.50	0.12

Total return after General Partner profit share allocation (3)	4.67%	(6.52)%	17.46%	3.99%

Ratios to average net asset value:
Expenses (1) (4)	2.28%	2.48%	2.38%	2.56%
General Partner profit share allocation (3)	1.46	(0.19)	3.50	0.12

Total expenses (1)	3.74%	2.29%	5.88%	2.68%

Net investment loss (1) (2) (4)	(0.64)%	(2.48)%	(1.42)%	(2.53)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the Limited Partners’ proportionate share of expenses allocated from the Master Fund’s operations for the three and nine months ended September 30, 2022 and 2021.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

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

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2022 (unaudited) and December 31, 2021 (audited) and the results of its operations for the three and nine months ended September 30, 2022 and 2021 (unaudited).

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At September 30, 2022 and December 31, 2021, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	September 30,	December 31,
	2022	2021
Partnership	32.07%	32.02%
Cayman Feeder	52.63%	54.63%

Total	84.70%	86.65%

The capital withdrawals payable at September 30, 2022 and December 31, 2021 were $40,662,071 and $44,120,763, respectively, as detailed below.

	September 30,	December 31,
	2022	2021
Direct investors (1)	$-	$894,583
Partnership	17,071	1,449,036
Cayman Feeder	40,645,000	41,777,144

Total	$40,662,071	$44,120,763

(1)	Includes General Partner’s profit share of $894,583 at December 31, 2021.

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

The following tables represent the Master Fund’s investments by hierarchical level as of September 30, 2022 and December 31, 2021 in valuing the Master Fund’s investments at fair value. At September 30, 2022 and December 31, 2021, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2022

	Level 1	Level 2	Total
U.S. Treasury notes (1)	$419,949,308	$-	$419,949,308

Short-Term Money Market Fund*	57,318,112	-	57,318,112
Exchange-traded futures contracts
Currencies	178,643	-	178,643
Energies	(1,726,393)	-	(1,726,393)
Grains	1,350,880	-	1,350,880
Interest rates	4,503,189	-	4,503,189
Livestock	13,050	-	13,050
Metals	106,617	-	106,617
Softs	67,633	-	67,633
Stock indices	3,831,414	-	3,831,414

Total exchange-traded futures contracts	8,325,033	-	8,325,033

Over-the-counter forward currency contracts	-	5,788,650	5,788,650

Total futures and forward currency contracts (2)	8,325,033	5,788,650	14,113,683

Total financial assets and liabilities at fair value	$485,592,453	$5,788,650	$491,381,103

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral	$68,386,324
Investments in U.S. Treasury notes held in custody	351,562,984
Total investments in U.S. Treasury notes	$419,949,308

(2)
Net unrealized appreciation on open futures and forward currency contracts	$14,113,683
Net unrealized depreciation on open futures and forward currency contracts	-
Total net unrealized appreciation on open futures and forward currency contracts	$14,113,683

*	The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2021

	Level 1	Level 2	Total
U.S. Treasury notes (1)	$393,373,462	$-	$393,373,462

Short-Term Money Market Fund*	30,509,711	-	30,509,711
Exchange-traded futures contracts
Currencies	13,848	-	13,848
Energies	1,800,611	-	1,800,611
Grains	105,702	-	105,702
Interest rates	(3,181,786)	-	(3,181,786)
Livestock	(1,040)	-	(1,040)
Metals	439,232	-	439,232
Softs	(40,540)	-	(40,540)
Stock indices	899,035	-	899,035

Total exchange-traded futures contracts	35,062	-	35,062

Over-the-counter forward currency contracts	-	(985,264)	(985,264)

Total futures and forward currency contracts (2)	35,062	(985,264)	(950,202)

Total financial assets and liabilities at fair value	$423,918,235	$(985,264)	$422,932,971

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral	$72,137,475
Investments in U.S. Treasury notes	321,235,987
Total investments in U.S. Treasury notes	$393,373,462

(2)
Net unrealized appreciation on open futures and forward currency contracts	$1,066,071
Net unrealized depreciation on open futures and forward currency contracts	(2,016,273)
Total net unrealized depreciation on open futures and forward currency contracts	$(950,202)

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2022 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2022 and December 31, 2021. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2022

					Net Unrealized
					Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Currencies	$26,515	$-	$216,928	$(64,800)	$178,643
Energies	285,737	(2,140,772)	154,659	(26,017)	(1,726,393)
Grains	193,900	-	1,321,214	(164,234)	1,350,880
Interest rates	24,407	(51,567)	6,901,934	(2,371,585)	4,503,189
Livestock	-	(15,330)	29,860	(1,480)	13,050
Metals	100,300	(2,879,452)	3,144,365	(258,596)	106,617
Softs	15,530	(21,957)	79,468	(5,408)	67,633
Stock indices	308,996	(56,036)	4,362,204	(783,750)	3,831,414
Total futures contracts	955,385	(5,165,114)	16,210,632	(3,675,870)	8,325,033

Forward currency contracts	1,594,700	(10,948,087)	17,294,561	(2,152,524)	5,788,650

Total futures and forward currency contracts	$2,550,085	$(16,113,201)	$33,505,193	$(5,828,394)	$14,113,683

Fair value of futures and forward currency contracts at December 31, 2021

					Net Unrealized
					Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Currencies	$11,463	$-	$13,106	$(10,721)	$13,848
Energies	2,020,956	(433,423)	343,300	(130,222)	1,800,611
Grains	288,920	(257,765)	241,782	(167,235)	105,702
Interest rates	616,220	(3,980,795)	203,333	(20,544)	(3,181,786)
Livestock	-	(18,210)	17,370	(200)	(1,040)
Metals	4,543,642	(182,931)	98,540	(4,020,019)	439,232
Softs	20,189	(73,295)	65,654	(53,088)	(40,540)
Stock indices	1,633,415	(887,110)	633,174	(480,444)	899,035
Total futures contracts	9,134,805	(5,833,529)	1,616,259	(4,882,473)	35,062

Forward currency contracts	9,261,243	(2,541,592)	2,604,920	(10,309,835)	(985,264)

Total futures and forward currency contracts	$18,396,048	$(8,375,121)	$4,221,179	$(15,192,308)	$(950,202)

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and nine months ended September 30, 2022 and 2021 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2022 and 2021

	Three months ended:	Three months ended:	Nine months ended:	Nine months ended:
	September 30,	September 30,	September 30,	September 30,
Sector	2022	2021	2022	2021
Futures contracts:
Currencies	$1,238,025	$-	$2,667,020	$-
Energies	(16,749,888)	3,152,244	24,463,695	23,708,484
Grains	(3,764,119)	858,209	(1,853,820)	2,665,340
Interest rates	35,783,505	(8,169,527)	18,384,062	(10,590,727)
Livestock	(130,210)	(55,930)	18,270	(585,010)
Metals	1,355,361	(2,670,251)	(457,066)	2,350,604
Softs	(1,337,557)	50,062	(632,391)	(1,945,195)
Stock indices	9,432,416	(10,246,001)	33,019,541	40,585,651
Total futures contracts	25,827,533	(17,081,194)	75,609,311	56,189,147

Forward currency contracts	7,593,766	(11,762,425)	20,529,911	(21,486,213)

Total futures and forward currency contracts	$33,421,299	$(28,843,619)	$96,139,222	$34,702,934

For the three months ended September 30, 2022 and 2021, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2022	2021
Average bought	60,057	79,295
Average sold	64,667	84,064
Average notional	$3,268,000,000	$10,024,000,000

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

The following tables represent gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2022 and December 31, 2021.

Offsetting of derivative assets and liabilities at September 30, 2022

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty C	$5,713,481	$(1,396,019)	$4,317,462
Counterparty J	2,331,031	(834,305)	1,496,726
Counterparty L	9,121,505	(6,610,660)	2,510,845
Total futures contracts	17,166,017	(8,840,984)	8,325,033

Forward currency contracts
Counterparty G	7,377,684	(6,330,094)	1,047,590
Counterparty K	11,511,577	(6,770,517)	4,741,060
Total forward currency contracts	18,889,261	(13,100,611)	5,788,650

Total assets	$36,055,278	$(21,941,595)	$14,113,683

	Net amounts of Assets presented in the	Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)
Counterparty C	$4,317,462	$-	$(4,317,462)	$-
Counterparty J	1,496,726	-	(1,496,726)	-
Counterparty L	2,510,845	-	(2,510,845)	-
Counterparty G	1,047,590	-	-	1,047,590
Counterparty K	4,741,060	-	-	4,741,060

Total	$14,113,683	$-	$(8,325,033)	$5,788,650

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statements of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2022.

Offsetting of derivative assets and liabilities at December 31, 2021

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$1,771,788	$(925,604)	$846,184
Counterparty L	7,082,484	(6,862,597)	219,887
Total futures contracts	8,854,272	(7,788,201)	1,066,071

Total assets	$8,854,272	$(7,788,201)	$1,066,071

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$2,927,801	$(1,896,792)	$1,031,009

Forward currency contracts
Counterparty G	$5,584,433	$(4,738,867)	$845,566
Counterparty K	7,266,994	(7,127,296)	139,698
Total forward contracts	12,851,427	(11,866,163)	985,264

Total liabilities	$15,779,228	$(13,762,955)	$2,016,273

	Net amounts of Assets presented in the	Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)
Counterparty J	$846,184	$-	$(846,184)	$-
Counterparty L	219,887	-	(219,887)	-
Total	$1,066,071	$-	$(1,066,071)	$-

	Net amounts of Liabilities presented in the	Amounts Not Offset in the Statement of Financial Condition
Counterparty	Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)
Counterparty C	$1,031,009	$-	$1,031,009	$-
Counterparty G	845,566	-	845,566	-
Counterparty K	139,698	-	139,698	-
Total	$2,016,273	$-	$2,016,273	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2021.
(4)	Net amount represents the amounts owed by the Master Fund to each counterparty as of December 31, 2021.

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

The Master Fund’s forward currency trading activities are cleared by DB and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $35,733,474 and $31,976,629 at September 30, 2022 and December 31, 2021, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2022 and 2021. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	September 30, 2022	September 30, 2021
Profit share earned	$28,655	$11,307
Reversal of profit share (1)	(8,275,852)	(1,318,781)
Profit share accrued	15,039,229	393,293
Total profit share	$6,792,032	$(914,181)

	Nine months ended:	Nine months ended:
	September 30, 2022	September 30, 2021
Profit share earned	$101,834	$208,863
Profit share accrued	15,039,229	393,293
Total profit share	$15,141,063	$602,156

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

7. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from October 1, 2022 to November 14, 2022, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statement.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations for the three and nine months ended September 30, 2022, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, such as accrual of expenses that affect the amounts and disclosures reported in the financial statements. Based on the nature of the business and operations of the Partnership, the General Partner believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however actual results could differ from these estimates. The estimates used do not provide a range of possible results that would require the exercise of subjective judgment. The General Partner further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, through its investment in the Master Fund, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Period ended September 30, 2022

Total
Partners’
Capital of the
Month Ended:	Partnership
September 30, 2022	$149,532,429
June 30, 2022	142,500,839
December 31, 2021	128,076,157

	Three Months	Nine Months
Change in Partners’ Capital	$7,031,590	$21,456,272
Percent Change	4.93%	16.75%

THREE MONTHS ENDED SEPTEMBER 30, 2022

The increase in the Partnership’s net assets of $7,031,590 was attributable to net income after profit share through its investment in the Master Fund of $6,638,107 and contributions of $1,090,000 which were partially offset by withdrawals of $696,517.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2022 increased $54,400 relative to the corresponding period in 2021. The increase was due to an increase in the average net asset value of the Partnership during the three months ended September 30, 2022, relative to the corresponding period in 2021.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2022 decreased $70,607 relative to the corresponding period in 2021. The decrease was due to a decrease in trading volume during the three months ended September 30, 2022, relative to the corresponding period in 2021.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended September 30, 2022 increased $55,617 relative to the corresponding period in 2021. The increase was due to an increase in the average net asset value of commission paying investors of the Partnership during the three months ended September 30, 2022, relative to the corresponding period in 2021.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2022 increased $9,698 relative to the corresponding period in 2021. The increase was due to an increase in the average net asset value of the Partnership during the three months ended September 30, 2022, relative to the corresponding period in 2021.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2022 increased $574,924 relative to the corresponding period in 2021. The increase was due to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2022, relative to the corresponding period in 2021.

For the three months ended September 30, 2022, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $9,173,689 from trading operations (including foreign exchange transactions and translations). Management fees of $611,932, brokerage commissions of $136,227, selling commissions and platform fees of $607,573, administrative and operating expenses of $141,924, custody fees and other expenses of $5,644, and profit share of $1,610,770 were paid or accrued. Interest income of $578,488 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $6,638,107.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.77%
Energies	(3.65)%
Grains	(0.88)%
Interest rates	7.76%
Livestock	(0.09)%
Metals	0.24%
Softs	(0.35)%
Stock indices	1.49%
Trading gain*	6.29%

*	Percentage of the Partnership Capital

NINE MONTHS ENDED SEPTEMBER 30, 2022

The increase in the Partnership’s net assets of $21,456,272 was attributable to net income after profit share through its investment in the Master Fund of $22,595,438 and contributions of $6,150,000 which were partially offset by withdrawals of $7,289,166.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2022 decreased $84,940 relative to the corresponding period in 2022. The decrease was due to a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2022, relative to the corresponding period in 2021.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2022 decreased $182,824 relative to the corresponding period in 2021. The decrease was due to a decrease in the trading volume during the nine months ended September 30, 2022, relative to the corresponding period in 2021.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the nine months ended September 30, 2022 increased $39,194 relative to the corresponding period in 2021. The increase was due predominantly to an increase in the average net asset value of Series A during the nine months ended September 30, 2022, relative to the corresponding period in 2021.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2022 increased $3,732 relative to the corresponding period in 2021. The increase was due to an increase in the average net asset value of Series A during the nine months ended September 30, 2022, relative to the corresponding period in 2021.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2022 increased $927,575 relative to the corresponding period in 2021. The increase was due to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2022, relative to the corresponding period in 2021.

For the nine months ended September 30, 2022, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $28,832,887 from trading operations (including foreign exchange transactions and translations). Management fees of $1,757,740, brokerage commissions of $459,704, selling commissions and platform fees of $1,750,252, administrative and operating expenses of $398,835, custody fees and other expenses of $17,545, and profit share of $2,817,992 were paid or accrued. Interest income of $964,619 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $22,595,438.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	5.58%
Energies	6.83%
Grains	(0.22)%
Interest rates	3.68%
Livestock	0.19%
Metals	(0.13)%
Softs	0.07%
Stock indices	7.40%
Trading gain*	23.40%

*	Percentage of the Partnership Capital

MANAGEMENT DISCUSSION – 2022

Three months ended September 30, 2022

The Partnership was profitable during the quarter as gains from trading interest rate futures, stock index futures and currency forwards outdistanced losses from trading commodity futures, especially energy futures.

During the quarter, market participants wavered between risk on and risk off actions as they attempted to decide how persistently aggressive global central banks, led by the Federal Reserve Bank (the “Fed”), would be in tightening financial conditions to control high inflation, particularly if it led to slowing growth, recession or rising unemployment. In addition, markets faced pressures from Russia’s war on Ukraine, the energy crisis and recession in Europe, expanding U.S.-China geopolitical tensions, and slower Chinese growth in part due to the property market slump and zero-Covid lockdowns.

Global stocks, which had rallied sharply between mid-June and mid-August while the market hoped the Fed was pivoting toward less restrictive monetary policy, tumbled after numerous Federal Open Market Committee members led by Chairman Powell emphasized their unwavering resolve to raise interest rates to curb inflation even though “…consumers and business will feel economic pain.” Equity markets plunged while global interest rates surged, and worries about slowing global growth and a rising dollar potentially portended significant earnings declines. Short positions in U.S., Chinese, Korean, EAFE and emerging markets index futures were profitable. A short VIX trade was also profitable during the first half of the quarter. Meanwhile, short positions in Brazilian, Australian, French, Spanish and Indian index futures, and trading of Canadian and Japanese futures produced partially offsetting losses, especially early in the quarter.

Interest rates declined in July and investors perhaps felt that recession risks would keep central banks from hiking rates aggressively. Subsequently, however, global interest rates rose sharply and global central banks appeared intent on raising official interest rates faster and holding them at higher terminal levels for longer than previously expected in order to reduce inflation, even at the potential expense of slower growth, recession and rising unemployment. The new UK government’s late September announcement of a controversial debt-fueled economic policy of energy subsidies and tax cuts hitting the markets at the same time as the Bank of England was readying QT likely contributed to the upward pressure on rates. Short positions in U.S., European and U.K. interest rate futures, especially short-term futures, were profitable. In addition, long positions in British, Japanese, Canadian and Australian interest rate futures were profitable in July.

Long U.S. dollar trades were profitable during the quarter as the Bloomberg DXY index rose about 7 1/2% and touched 20-year highs against the backdrop of a hawkish Fed, relatively better U.S. growth outlook as compared to Europe and China, and amidst continuing geopolitical unrest. Long U.S. dollar positions versus the European Union euro, Swiss franc, Norwegian krone, Swedish krona, United Kingdom pound sterling, Japanese yen and Canadian, Australian, and New Zealand dollars were profitable. On the other hand, trading the U.S. dollar against the Brazilian, Indian, Korean, South African, Israeli and Polish currencies generated partially offsetting losses.

Although energy supplies remained tight during the quarter, crude oil and crude product prices declined amid higher interest rates and tighter monetary policy, a stronger U.S. dollar, concern about probable European and U.S. recessions, and China’s persistent efforts to tame COVID-19 and repair the property sector. Long positions in Brent crude, WTI crude, RBOB gasoline, London gas oil and heating oil were unprofitable. In addition, a short U.S. natural gas trade was unprofitable in July when prices jumped in the wake of increased restrictions on flows of Russian gas to Europe through the Nord Stream 1 pipeline.

Grain prices rose following the USDA’s report of worsening crop conditions owing in part to heatwaves in the U.S. Midwest and plains. Meanwhile, the European Union's crop monitoring service, MARS, lowered its yield forecasts for summer crops in the European Union as it expected further damage in part from recent dry and hot weather, particularly with a major cut in corn. In addition, higher import demand from China, a major consumer, underpinned grain prices. Short corn and soybean meal positions were unprofitable. Trading of soybean oil was also slightly unprofitable.

Despite weakening demand and a global growth slowdown, cotton prices were impacted by a drought in the U.S. and heavy rains and pests in India which severely damaged cotton crops. Hence, a short cotton trade was unprofitable. Trading of coffee and sugar were also marginally unprofitable.

Rising interest rates, a strengthening U.S. dollar, evolving sanctions on Russia, Europe’s energy crisis and recession worries impacted metal prices. Short positions in aluminum, gold, London copper and silver were profitable. Silver prices were also affected by declining sales of silver jewelry in China and India as stores closed amid COVID outbreaks. On the other hand, a short zinc trade was unprofitable.

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

Period ended September 30, 2021

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

For most of the quarter interest rates were restrained by the growth slowdown. However, in late September, Federal Reserve (the “Fed”) Chairman Powell stressed that a Quantitative easing tapering was likely to begin by the end of 2021 and was expected to reach completion by mid-2022. Furthermore, there were indications that the first Fed official rate hike might occur in late 2022. These moves reflected the fact that the U.S. economy had made ‘substantial further progress’ on its inflation and unemployment goals and that economic growth was expected to rebound after the third quarter slowdown. At the same time, similar outlooks were posited by other central banks including the Bank of England, European Central Bank and Norges Bank, which became the first G-20 central bank to increase official rates since the onset of the global COVID-19 pandemic when it raised its policy rate from zero to 0.25%. Several other Central European and Latin America central banks have also raised rates recently to control inflation. Overall long positions in German, French, British, Australian and Japanese long-term bond futures registered losses, especially late in the quarter. Conversely, early in the period, long positions in German, U.S., Canadian and Italian 3-year to 10-year note futures posted partially offsetting gains.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at September 30, 2022 and December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On July 1, 2022, August 1, 2022 and September 1, 2022, the Partnership sold Units to new and existing limited partners of $500,000, $440,000 and $150,000. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B, and Series D limited partners during the three months ended September 30, 2022. There were no Series C redemptions.

	Series A		Series B		Series D
	Units	NAV	Units	NAV	Units	NAV
Date of Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
July 31, 2022	(232.0647)	$1,218.97	-	$1,493.31	-	$1,411.39
August 31, 2022	(225.3597)	1,267.91	-	1,545.22	(75.9092)	1,460.04
September 30, 2022	-	1,355.07	(10.3160)	1,654.77	-	1,563.43

Total	(457.4244)		(10.3160)		(75.9092)

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
General Partner

Date: November 14, 2022

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)