Form 10-K
period 2022-12-31
Millburn Multi-Markets Fund L.P.
filed 2023-03-31
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2022 and 2021 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2022, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.	Business

(a)	General development of business

Millburn Multi-Markets Fund L.P. (the “Partnership”) is a limited partnership organized September 8, 2008 under the Delaware Revised Uniform Limited Partnership Act. The Partnership commenced operations on August 1, 2009. The Partnership is required, pursuant to its Fourth Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), to invest all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”), a Delaware limited partnership that began trading on October 20, 2004. The Partnership is one of a number of investors in the Master Fund. As of December 31, 2022, the Partnership’s partnership percentage in the Master Fund was approximately 31.44% of total partners’ capital of the Master Fund. The general partner and trading advisor of the Partnership and the Master Fund is Millburn Ridgefield Corporation, a Delaware corporation operating in New York, New York (the “General Partner”).

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

As of December 31, 2022, the aggregate net asset value of the Partnership was $143,276,896 and the aggregate net asset value of the Master Fund was $455,720,190. The net asset value of a Series A Unit originally sold for $1,000.00 as of August 1, 2009 was $1,318.83 as of December 31, 2022. The net asset value of a Series B Unit originally sold for $1,000.00 as of August 1, 2009 was $1,616.59 as of December 31, 2022. The net asset value of a Series C Unit originally sold for $1,000.00 as of August 1, 2009 was $1,649.39 as of December 31, 2022. The net asset value of a Series D Unit originally sold for $1,331.20 as of November 1, 2017 was $1,524.86 as of December 31, 2022. In each case, these are based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from August 1, 2009 to December 31, 2022.

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

Over approximately 52 years, the General Partner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

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

When arriving at the portfolio allocation, the General Partner generally seeks maximum diversification, subject to liquidity and sector concentration constraints, the mandate of the strategy, and the General Partner’s judgement and experience. Each instrument is traded using a diversified set of systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Master Fund: profitability, market liquidity, professional judgment, desired diversification, transaction costs, and exchange and other regulations. The current allocation to any market in the Master Fund’s portfolio does not exceed 3.0% of total market exposure, measured by risk allocation. These allocation levels may be exceeded in the future at the discretion of the General Partner.

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

In connection with the Master Fund’s futures trading, the Master Fund currently executes and clears transactions through Deutsche Bank Securities Inc. (“Deutsche Bank”), BofA Securities Inc. (“BofA”) and Goldman Sachs & Co. LLC (“GS&Co”), each a registered futures commission merchant, but may use other futures commission merchants or cease using any particular futures commission merchant at any time in the General Partner’s discretion. The Master Fund also currently engages in currency forward trading with Deutsche Bank AG and Bank of America, N.A., which serve as the Master Fund’s prime brokers for such transactions, but may utilize the services of additional prime brokers or engage in such trading with other banks and dealers as well. At this time, the Master Fund clears its currency forward trades with Deutsche Bank AG and Bank of America, N.A. The Master Fund pays “bid ask” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The General Partner monitors the Master Fund’s trades to ensure that the prices it receives are competitive.

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

As of December 31, 2022, there were 429 holders of Series A Units, 72 holders of Series B Units, 21 holders of Series C Units and 53 holders of Series D Units.

(c)	Dividends

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to the Partners. No distributions have been made on the Units, and none are contemplated.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Units are sold on a monthly basis through the General Partner and selling agents retained by the General Partner to act as its agents. Units were initially issued at $1,000.00 per Unit, except for Series D Units, which were issued at $1,331.20 and thereafter at net asset value. Between October 1, 2022 and December 31, 2022, the Partnership issued Units at monthly closings, as set forth in the following charts, to both new limited partners as well as to existing limited partners making additional investments. There were no Series B, Series C or Series D subscriptions during the fourth calendar quarter of 2022.

Month	Number of Series A Units Sold	Dollar Amount of Series A Units Sold
October 1, 2022	147.5940	$200,000

(f)	Purchases of Equity Securities by the Issuer

Pursuant to the Limited Partnership Agreement, limited partners may redeem Units as of the end of each calendar month. The redemption of Units by limited partners has no impact on other limited partners.

The following table summarizes limited partner redemptions of Series A, Series C and Series D during the fourth calendar quarter of 2022. There were no Series B redemptions during the fourth calendar quarter of 2022.

Series A Units

Month	Units Redeemed	Redemption Date NAV per Unit
October 31, 2022	1,010.5251	$1,372.75
November 30, 2022	390.5920	1,258.81
December 31, 2022	193.0420	1,318.83
Total	1,594.1591

Series C Units

Month	Units Redeemed	Redemption Date NAV per Unit
October 31, 2022	50.3229	$1,712.90
December 31, 2022	58.7030	1,649.39
Total	109.0259

Series D Units

Month	Units Redeemed	Redemption Date NAV per Unit
October 31, 2022	73.1602	$1,585.50
December 31, 2022	87.1820	1,524.86
Total	160.3422

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2022, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

2022

During 2022, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $24,478,979 from trading operations (including foreign exchange transactions and translations). Management fees of $2,385,044, brokerage commissions of $591,054, selling commissions and platform fees of $2,365,854, administrative and operating expenses of $513,281 and custody fees of $24,150 were paid or accrued. The Master Fund allocated $1,865,305 in Profit Share to the General Partner in respect of the Partnership. Interest income of $1,971,044 (inclusive of $1,970,494 attributed to interest income earned by the Partnership) partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share to the General Partner of $18,705,335.

Sector	% Gain (Loss)
Currencies	3.93%
Energies	8.82%
Grains	(0.88)%
Interest rates	4.60%
Livestock	0.05%
Metals	(0.79)%
Softs	0.08%
Stock indices	3.65%
Total	19.46%

The Partnership was profitable for the period under review as gains from trading energy futures, interest rate futures, equity futures and currency forwards far outpaced losses from trading non-energy futures.

From the start of the year through mid-June, market participants grew gloomy, equity and bonds prices plunged, the U.S. dollar soared and commodity prices neared record highs before beginning a descent. These market actions were likely impacted by: rising inflation and an increasingly hawkish monetary policy response from global central banks; recession fears; Russia’s war on Ukraine; turbulent commodity markets; China’s growth slowdown, property market slump and ZERO COVID lockdowns; and growing tensions between the U.S. and China. Thereafter, from mid-June through year-end, market participants alternated between periods of optimistic/risk-on and pessimistic/risk-off actions. Investors’ risk appetite seemingly improved as the market seemed to believe that improving inflation data may lead global central banks to follow a less hawkish policy path and China signaled increased support for its depressed real estate sector, an end to its ZERO COVID policy and a friendlier stance toward private sector businesses. On the other hand, some factors that impacted the first half of the year —tight money, recession fears, the energy crisis, Russia’s war on Ukraine, and U.S.-China tensions — contributed to selling pressures affecting equity, fixed income, commodity and currency markets. Market volatility was impacted by the rollout of a U.K. fiscal policy proposal by short-lived Prime Minister Truss in September and by Xi Jinping’s consolidation of power at the Communist Party Congress in early October.

During the first half of 2022, crude oil prices rose amid concerns of entering an oil-market squeeze triggered by too little investment and disciplined supply management from both Organization of the Petroleum Exporting Countries (“OPEC+”) and non-OPEC producers juxtaposed against oil consumption recovering toward pre-pandemic levels as economies started to reopen and as the Russia-Ukraine war generated fears that Russian energy supplies would be negatively impacted. Russia is among the top three global producers of crude oil and natural gas. In this environment, long positions in Brent crude, WTI crude, RBOB gasoline, London gas oil and heating oil were solidly profitable. Also, a long natural gas position was profitable during the second quarter. Although energy supplies remained limited during the second half of 2022, energy prices were volatile, and crude oil and crude product prices declined amid higher interest rates and tighter monetary policy, a stronger U.S. dollar, concern about possible European and U.S. recessions, China’s persistent COVID-19 control and property sector efforts, and a significant release of oil from the U.S. strategic petroleum reserve. During the July-December period, trading of energy futures was unprofitable as losses from Brent crude, WTI crude, London gas oil and natural gas outdistanced profits from RBOB gasoline and heating oil, thereby reducing somewhat the overall yearly gain from energy trading.

Global central banks’ embrace of hawkish monetary policy stances in an effort to control high inflation; China’s growth slowdown and property market distress; Europe’s struggles with high energy prices; and the stagflationary impacts of the Russia-Ukraine war raised fears of a global recession, contributing to increased volatility and significant losses for global equities during 2022. Consequently, short positions in Chinese, Hong Kong, Korean, Singaporean, EAFE, Emerging market, U.K., German, Italian, and Brazilian equity index futures were profitable. On the other hand, trading of U.S., Dutch, French, EURO STOXX, Japanese, Taiwanese, Australian, Canadian and the VIX stock index futures posted partially offsetting losses.

Led by central banks, including the Federal Reserve (“Fed”), European Central Bank (“ECB”), Bank of England and the Bank of Japan (“BOJ”), global interest rates increased throughout the year. Short positions in U.S., European, British and Canadian short-term interest rate futures were particularly profitable. Short positions in the German bund and U.S., British and Italian notes and bonds were also profitable, especially during the second half of the year. On the other hand, during the first half of 2022, long positions in German, Australian, Canadian and Japanese longer-term interest rate futures and trading of the U.S. 5-year note and French 10-year bond registered partially offsetting losses.

The Bloomberg BBDXY dollar index gained about 15% over the first nine months of 2022 against the backdrop of a hawkish Fed, a relatively stronger U.S. growth outlook as compared to Europe and China, and continuing geopolitical unrest. During the fourth quarter, the U.S. dollar declined about 8.5% through year-end as the Fed reduced the pace of its interest rate increases at its December meeting while the ECB and BOJ were relatively more hawkish than the Fed at their December meetings, perhaps impacted by the cumulative effect of past central bank FX market interventions against the U.S. dollar and Chinese efforts to speed up the reopening of their economy. Overall, long U.S. dollar positions versus the European Union euro, Japanese yen, Australian dollar, Canadian dollar and Chilean peso were profitable. Short U.S. dollar trades versus the high yielding Mexican peso and Brazilian real were profitable as well. On the other hand, trading the U.S. dollar against the currencies of New Zealand, the U.K., Sweden, India and Israel produced partially offsetting losses. Finally, a short U.S. dollar/long Russian ruble trade was closed out at a loss during February when the Partnership halted trading of the Russian currency.

Metals markets were turbulent during the year amid a variety of forces including post-pandemic economic reopening, Russia’s invasion of Ukraine and ensuing sanctions, rising interest rates, recession fears and dollar volatility. Overall, trading of metal futures was unprofitable as losses from short gold and silver positions and from trading of aluminum and platinum outdistanced profits from a long nickel trade and a short copper trade.

Grain prices were also highly volatile during 2022. A short wheat trade was unprofitable during February-May as the Russian invasion of Ukraine impacted prices. A short soybean meal position was unprofitable during the summer when prices rose after the USDA and the European Union’s crop monitoring service reported worsening crop conditions due to damage from hot, dry weather. Trading of soybean oil, Kansas City wheat and soybeans was also unprofitable.

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

The report of Deloitte & Touche LLP (PCAOB ID: 34) for the fiscal years ended December 31, 2022 and 2021, as required by this item, is included as Exhibit 13.1 to this report. Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2022, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The principals and senior officers of the General Partner as of December 31, 2022 are as follows:

Harvey Beker, age 69. Mr. Beker is Chairman of the General Partner, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020, Mr. Beker has also served as Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 64. Mr. Buckbinder is President and Chief Operating Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the General Partner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation, effective March 23, 1998, until January 17, 2019 following The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest, effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 53. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the General Partner since May 2014, and prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Steven M. Felsenthal, age 53. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner. Prior to joining the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M. degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a former member of the Steering Committee of MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Mark B. Fitzsimmons, age 75. Mr. Fitzsimmons is a Senior Vice President of the General Partner. His responsibilities mainly involve business development. He joined the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 65. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E.F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 71. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the General Partner, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 46. Ms. Wu is a Vice President and Chief Financial Officer of Millburn. Her areas of responsibility include overseeing the accounting and finance for Millburn Ridgefield Corporation and accounting and administration of many of the investment vehicles managed by Millburn. Ms. Wu has served as Chief Financial Officer of Millburn since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into Millburn on December 31, 2018, and then in the same capacity at Millburn. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation. She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining Millburn and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as principal of Millburn effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into Millburn.

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

The Partnership has no directors, officers or employees. None of the directors, officers or employees of the General Partner receive compensation from the Partnership. The Partnership invests all of its assets in the Master Fund. The General Partner makes all investment decisions on behalf of the Master Fund. The General Partner receives monthly management fees of 0.146% (1.75% per annum) of the Master Fund’s net assets and an annual profit share of 20% of any new trading profit.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

All of the Partnership’s general partner interest is held by the General Partner.

(b)	Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership is required to invest all its assets in the Master Fund. The General Partner has discretionary authority over the Master Fund’s trading. As of December 31, 2022, the General Partner’s interest was valued at $3,216,369, which constituted 2.24% of the Partnership’s capital as of December 31, 2022.

As of December 31, 2022, no directors or executive officers of the General Partner beneficially owned Units in the Partnership.

(c)	Changes in Control

None.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Partnership, through its investment in the Master Fund, paid $2,385,044 in management fees and $1,865,305 in Profit Share to the General Partner for the year ended December 31, 2022. The General Partner’s capital interest was allocated a net income of $549,355 for the year ended December 31, 2022. The Partnership, through its investment in the Master Fund, paid $2,403,587 in management fees and $43,071 in Profit Share to the General Partner for the year ended December 31, 2021. The General Partner’s capital interest was allocated a net income of $263,788 for the year ended December 31, 2021.

Item 14.	Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2022 and 2021 was approximately $132,000 and $120,000, respectively.

(2)	Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(3)	All Other Fees

There were no other fees for the years ended December 31, 2022 and 2021.

(4)	Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following are included with the 2022 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.1.

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

(a)(3)	Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description
10.1	Sixth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

13.1	2022 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Co-Chief Executive Officer

32.2	Section 1350 Certification of Co-Chief Executive Officer

32.3	Section 1350 Certification of President and Chief Operating Officer

32.4	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2023.

MILLBURN MULTI-MARKETS FUND L.P.

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Harvey Beker	Chairman	March 31, 2023
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 31, 2023
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 31, 2023
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 31, 2023
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 31, 2023
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	March 31, 2023
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description
10.1	Sixth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

13.1	2022 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Co-Chief Executive Officer

32.2	Section 1350 Certification of Co-Chief Executive Officer

32.3	Section 1350 Certification of President and Chief Operating Officer

32.4	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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