Form 10-Q
period 2023-03-31
Millburn Multi-Markets Fund L.P.
filed 2023-05-15
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2023

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ___________ to ___________

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

Yes ☐   No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a)	At March 31, 2023 (unaudited) and December 31, 2022
(b)	For the three months ended March 31, 2023 and 2022 (unaudited)

i

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$130,480,482	$143,276,896
Due from the Master Fund	883,832	484,354
Cash and cash equivalents	82,513	400,119

Total assets	$131,446,827	$144,161,369

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$82,513	$400,000
Capital withdrawals payable to Limited Partners	883,832	484,354
Other liabilities	-	119

Total liabilities	966,345	884,473

PARTNERS’ CAPITAL:
General Partner	2,975,559	3,216,369

Limited partners:
Series A (90,521.2465 and 90,460.9714 units outstanding)	109,415,942	119,302,999
Series B (4,780.3086 and 4,884.6100 units outstanding)	7,117,991	7,896,417
Series C (2,594.6838 and 2,701.6303 units outstanding)	3,941,939	4,456,048
Series D (4,976.1632 and 5,512.0257 units outstanding)	6,976,213	8,405,063
Series E (56.1014 and 0 units outstanding)	52,838	-

Total limited partners	127,504,923	140,060,527

Total partners’ capital	130,480,482	143,276,896

TOTAL	$131,446,827	$144,161,369

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,208.73	$1,318.83
Series B	$1,489.02	$1,616.59
Series C	$1,519.24	$1,649.39
Series D	$1,401.93	$1,524.86
Series E*	$941.83	$-

*	Series E had a beginning unit value of $1,000.00 as of March 1, 2023

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
INVESTMENT INCOME:
Interest income	$100	$-
Interest income, net (allocated from the Master Fund)(1)	1,199,666	62,600

Total investment income	1,199,766	62,600

EXPENSES:
Management fees (allocated from the Master Fund)(1)	583,135	544,168
Brokerage commissions (allocated from the Master Fund)(1)	140,107	174,890
Selling commissions and platform fees (allocated from the Master Fund)(1)	579,627	540,752
Administrative and operating expenses (allocated from the Master Fund)(1)	133,899	126,817
Custody fees and other expenses (allocated from the Master Fund)(1)	6,103	5,690

Total expenses	1,442,871	1,392,317

NET INVESTMENT LOSS	(243,105)	(1,329,717)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND(1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(6,337,843)	5,100,281
Foreign exchange transaction	(127,897)	(63,103)
Net change in unrealized:
Futures and forward currency contracts	(5,641,802)	3,286,747
Foreign exchange translation	47,280	26,100
Net gains (losses) from U.S. Treasury notes:
Realized	(40,143)	(4,863)
Net change in unrealized	474,657	(120,338)

Net realized and unrealized gains (losses) allocated from the Master Fund	(11,625,748)	8,224,824

NET INCOME (LOSS)	(11,868,853)	6,895,107

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	-	90,894

NET INCOME (LOSS) AFTER PROFIT SHARE	$(11,868,853)	$6,804,213

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$(110.10)	$63.56
Series B	$(127.57)	$82.08
Series C	$(130.15)	$83.75
Series D	$(122.93)	$65.83
Series E*	$(58.17)	$-

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.
*	Series E commenced on March 1, 2023

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (unaudited)

For the three months ended March 31, 2023 and 2022

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Series E*		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL — January 1, 2023	$3,216,369	$119,302,999	90,460.9714	$7,896,417	4,884.6100	$4,456,048	2,701.6303	$8,405,063	5,512.0257	$-	-	$143,276,896

Capital contributions	-	400,000	303.2982	-	-	-	-	-	-	56,101	56.1014	456,101
Capital withdrawals	-	(295,248)	(243.0231)	(163,724)	(104.3014)	(167,951)	(106.9465)	(756,739)	(535.8625)	-	-	(1,383,662)
Net loss before profit share	(240,810)	(9,991,809)	-	(614,702)	-	(346,158)	-	(672,111)	-	(3,263)	-	(11,868,853)
Profit share	-	-	-	-	-	-	-	-	-	-	-	-
PARTNERS’ CAPITAL — March 31, 2023	$2,975,559	$109,415,942	90,521.2465	$7,117,991	4,780.3086	$3,941,939	2,594.6838	$6,976,213	4,976.1632	$52,838	56.1014	$130,480,482

Net Asset Value per Unit at March 31, 2023			$1,208.73		$1,489.02		$1,519.24		$1,401.93		$941.83

*	Series E had a beginning unit value of $1,000.00 as of March 1, 2023

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL — January 1, 2022	$2,667,014	$105,051,882	91,525.4967	$6,954,675	4,982.8851	$3,469,370	2,436.2995	$9,933,216	7,448.6560	$128,076,157

Capital contributions	-	-	-	40,000	29.4878	240,000	171.3364	-	-	280,000
Capital withdrawals	-	(2,064,223)	(1,792.3638)	(95,962)	(64.9361)	(679,554)	(491.0000)	(2,370,252)	(1,797.7577)	(5,209,991)
Net income before profit share	174,213	5,710,979	-	425,576	-	167,204	-	417,135	-	6,895,107
Profit share	-	-	-	(13,002)	-	(5,602)	-	(72,290)	-	(90,894)
PARTNERS’ CAPITAL — March 31, 2022	$2,841,227	$108,698,638	89,733.1329	$7,311,287	4,947.4368	$3,191,418	2,116.6359	$7,907,809	5,650.8983	$129,950,379

Net Asset Value per Unit at March 31, 2022			$1,211.35		$1,477.79		$1,507.78		$1,399.39

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (unaudited)

For the three months ended March 31, 2023

The following information presents per unit operating performance data for each series for the three months ended March 31, 2023.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E(7)
NET ASSET VALUE PER UNIT — Beginning of period	$1,318.83	$1,616.59	$1,649.39	$1,524.86	$1,000.00

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (loss)(1)	(3.26)	3.64	3.71	0.75	2.50
Total trading and investing losses(1)	(106.84)	(131.21)	(133.86)	(123.68)	(60.67)

Net loss before profit share allocation from the Master Fund	(110.10)	(127.57)	(130.15)	(122.93)	(58.17)

Less: profit share allocation from the Master Fund(1)(6)	0.00	0.00	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(110.10)	(127.57)	(130.15)	(122.93)	(58.17)

NET ASSET VALUE PER UNIT — End of period	$1,208.73	$1,489.02	$1,519.24	$1,401.93	$941.83

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	(8.35)%	(7.89)%	(7.89)%	(8.06)%	(5.82)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)(6)	0.00	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	(8.35)%	(7.89)%	(7.89)%	(8.06)%	(5.82)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses(3)(4)(5)	4.57%	2.58%	2.58%	3.32%	0.84%
Profit share allocation from the Master Fund(2)(6)	0.00	0.00	0.00	0.00	0.00

Total expenses	4.57%	2.58%	2.58%	3.32%	0.84%

Net investment gain (loss)(3)(4)(5)	(1.04)%	0.95%	0.95%	0.21%	3.18%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.
(7)	Initial offering price for Series E was $1,000 as of March 1, 2023.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (unaudited)

For the three months ended March 31, 2022

The following information presents per unit operating performance data for each series for the three months ended March 31, 2022.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D
NET ASSET VALUE PER UNIT — Beginning of period	$1,147.79	$1,395.71	$1,424.03	$1,333.56

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss(1)	(13.01)	(8.85)	(9.03)	(11.01)
Total trading and investing gains(1)	76.57	93.53	95.36	87.34

Net income before profit share allocation from the Master Fund	63.56	84.68	86.33	76.33

Less: profit share allocation from the Master Fund(1)(6)	0.00	2.60	2.58	10.50

Net income from operations after profit share allocation from the Master Fund	63.56	82.08	83.75	65.83

NET ASSET VALUE PER UNIT — End of period	$1,211.35	$1,477.79	$1,507.78	$1,399.39

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	5.54%	6.07%	6.07%	5.73%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)(6)	0.00	0.19	0.19	0.79

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	5.54%	5.88%	5.88%	4.94%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses(3)(4)(5)	4.73%	2.72%	2.72%	3.49%
Profit share allocation from the Master Fund(2)(6)	0.00	0.19	0.19	0.79

Total expenses	4.73%	2.91%	2.91%	4.28%

Net investment loss(3)(4)(5)	(4.53)%	(2.52)%	(2.52)%	(3.30)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expense allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at March 31, 2023 (unaudited) and December 31, 2022 and the results of its operations for the three months ended March 31, 2023 and 2022 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2022 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2022 information has been derived from the audited financial statements as of December 31, 2022.

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

The Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2019 to 2022, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2022.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2023 and December 31, 2022 was 30.99% and 31.44%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At March 31, 2023 and December 31, 2022, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C, Series D and Series E Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. On March 1, 2023, there was a subscription of Series E for $1,000. Weighted average number of units outstanding of each series is detailed below.

	Three months ended March 31,
	2023	2022
Series A	90,742.400	91,041.585
Series B	4,838.700	5,002.221
Series C	2,631.489	2,173.411
Series D	5,465.253	6,887.187
Series E	56.101	-

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from April 1, 2023 to May 15, 2023, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

Millburn Multi-Markets Trading L.P.

Financial statements

As of and for the three months ended March 31, 2023 and 2022 (unaudited)

(a)	At March 31, 2023 (unaudited) and December 31, 2022
(b)	For the three months ended March 31, 2023 and 2022 (unaudited)

ii

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $70,617,050 and $89,349,095)	$70,540,543	$88,701,332
Net unrealized appreciation on open futures and forward currency contracts	5,268,211	22,685,702
Due from brokers, net	10,261,820	20,495,996
Cash denominated in foreign currencies (cost $594,431 and $4,434)	607,906	4,701

Total equity in trading accounts	86,678,480	131,887,731

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $313,001,211 and $309,961,675)	312,396,163	308,402,203

CASH AND CASH EQUIVALENTS	27,134,235	33,987,736

ACCRUED INTEREST RECEIVABLE	2,257,899	2,250,451

OTHER ASSETS	100	219

TOTAL	$428,466,877	$476,528,340

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$328,878	$-
Cash overdrafts denominated in foreign currencies (cost $874,179 and $5,261,847)	909,844	5,438,253
Subscriptions received in advance	230,000	575,000
Capital withdrawal payable to Limited Partners	3,627,437	1,287,624
Capital withdrawal payable to General Partner	-	12,464,726
Management fee payable	410,122	451,041
Selling commissions payable	187,501	206,886
Accrued expenses	623,354	346,648
Due to brokers, net	1,141,238	-
Commissions and other trading fees on open futures contracts	17,994	37,972

Total liabilities	7,476,368	20,808,150

PARTNERS’ CAPITAL	420,990,509	455,720,190

TOTAL	$428,466,877	$476,528,340

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

March 31, 2023

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$26,274
Energies	0.42	1,766,564
Grains	0.05	228,804
Interest rates:
10 Year U.S. Treasury Note (416 contracts, settlement date June 2023)	0.00	12,609
30 Year U.S. Treasury Bond (49 contracts, settlement date June 2023)	0.01	45,313
Other interest rates	(0.10)	(406,205)

Total interest rates	(0.09)	(348,283)

Metals	(0.09)	(396,321)
Softs	0.08	343,325
Stock indices	0.89	3,746,812

Total long futures contracts	1.27	5,367,175

Short futures contracts:
Currencies	0.00	11,885
Energies	(0.02)	(73,691)
Grains	(0.00)	(10,130)
Interest rates	(0.11)	(460,232)
Livestock	0.01	21,650
Metals	0.01	43,719
Softs	(0.03)	(142,736)
Stock indices	0.01	50,768

Total short futures contracts	(0.13)	(558,767)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	1.14	4,808,408

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.25	9,492,764
Total short forward currency contracts	(2.22)	(9,361,839)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.03	130,925

TOTAL	1.17%	$4,939,333

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

March 31, 2023

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value
$110,340,000	U.S. Treasury notes, 1.750%, 05/15/2023	26.12%	$109,967,172
100,490,000	U.S. Treasury notes, 2.500%, 08/15/2023	23.67	99,655,854
85,300,000	U.S. Treasury notes, 2.750%, 11/15/2023	20.01	84,247,078
90,590,000	U.S. Treasury notes, 2.750%, 02/15/2024	21.16	89,066,602
	Total investments in U.S. Treasury notes (amortized cost $383,618,261)	90.96%	$382,936,706

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2022

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$51,834
Energies	0.91	4,130,190
Grains	0.09	400,196
Interest rates	(0.04)	(183,318)
Livestock	(0.00)	(25,990)
Metals	0.17	788,340
Softs	(0.02)	(89,566)
Stock indices	(0.06)	(262,708)

Total long futures contracts	1.06	4,808,978

Short futures contracts:
Currencies	0.00	(19,221)
Energies	0.66	2,993,111
Grains	(0.02)	(100,750)
Interest rates:
2 Year U.S. Treasury Note (779 contracts, settlement date March 2023)	0.06	275,407
30 Year U.S. Treasury Bond (260 contracts, settlement date March 2023)	0.01	46,531
Other interest rates	2.86	13,022,545

Total interest rates	2.93	13,344,483

Metals	(0.15)	(650,216)
Softs	(0.01)	(35,000)
Stock indices	0.03	139,034

Total short futures contracts	3.44	15,671,441

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	4.50	20,480,419

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.06	4,825,541
Total short forward currency contracts	(0.58)	(2,620,258)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.48	2,205,283

TOTAL	4.98%	$22,685,702

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2022

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value
$77,590,000	U.S. Treasury notes, 2.000%, 02/15/2023	16.98%	$77,385,416
121,340,000	U.S. Treasury notes, 1.750%, 05/15/2023	26.35	120,074,462
87,490,000	U.S. Treasury notes, 2.500%, 08/15/2023	18.94	86,293,848
115,300,000	U.S. Treasury notes, 2.750%, 11/15/2023	24.87	113,349,809
	Total investments in U.S. Treasury notes (amortized cost $399,310,770)	87.14%	$397,103,535

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (unaudited)

	For the three months ended
	March 31	March 31
	2023	2022
INVESTMENT INCOME — Interest income, net	$3,845,069	$199,869

EXPENSES:
Brokerage fees	448,552	552,767
Management fees	1,264,391	1,107,871
Selling commissions and platform fees	579,633	540,756
Administrative and operating expenses	276,706	260,183
Custody fees and other expenses	19,514	18,272

Total expenses	2,588,796	2,479,849

NET INVESTMENT INCOME (LOSS)	1,256,273	(2,279,980)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(20,581,320)	17,015,545
Foreign exchange transaction	(412,653)	(202,650)
Net change in unrealized:
Futures and forward currency contracts	(17,746,369)	9,325,286
Foreign exchange translation	153,949	84,136
Net gains (losses) from U.S. Treasury notes
Realized	(128,300)	(15,196)
Net change in unrealized	1,525,680	(388,489)

Total net realized and unrealized gains (losses)	(37,189,013)	25,818,632

NET INCOME (LOSS)	(35,932,740)	23,538,652

LESS PROFIT SHARE TO GENERAL PARTNER	-	2,164,421

NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(35,932,740)	$21,374,231

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (unaudited)

For the three months ended March 31, 2023

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2023	$454,468,058	$-	$1,252,132	$455,720,190
Contributions	108,235,530	-	-	108,235,530
Withdrawals	(107,032,471)	-	-	(107,032,471)
Net loss before profit share	(35,839,740)	-	(93,000)	(35,932,740)
General Partner’s allocation - profit share	-	-	-	-

PARTNERS’ CAPITAL - March 31, 2023	$419,831,377	$-	$1,159,132	$420,990,509

For the three months ended March 31, 2022

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2022	$398,976,730	$-	$1,035,802	$400,012,532
Contributions	1,681,000	-	-	1,681,000
Withdrawals	(11,929,486)	-	-	(11,929,486)
Net income before profit share	23,470,270	-	68,382	23,538,652
General Partner’s allocation - profit share	(2,164,421)	-	-	(2,164,421)

PARTNERS’ CAPITAL - March 31, 2022	$410,034,093	$-	$1,104,184	$411,138,277

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31,	March 31,
	2023	2022
Total return before General Partner profit share allocation(3)	(7.83)%	6.13%

Less: General Partner profit share allocation(3)	-	0.17

Total return after General Partner profit share allocation(3)	(7.83)%	5.96%

Ratios to average net asset value:
Expenses(1)(4)	2.33%	2.48%
General Partner profit share allocation(3)	-	0.17

Total expenses(1)	2.33%	2.65%

Net investment income (loss)(1)(2)(4)	1.24%	(2.28)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1)	Includes the Limited Partner’s proportionate share of expenses allocated from the Master Fund’s operations for the three months ended March 31, 2023 and 2022.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended
	March 31,	March 31,
	2023	2022
Total return before General Partner profit share allocation(3)	(7.79)%	5.89%

Less: General Partner profit share allocation(3)	-	0.54

Total return after General Partner profit share allocation(3)	(7.79)%	5.35%

Ratios to average net asset value:
Expenses(1)(4)	2.39%	2.52%
General Partner profit share allocation(3)	-	0.54

Total expenses(1)	2.39%	3.06%

Net investment income (loss)(1)(2)(4)	1.18%	(2.32)%

Total returns and the ratios to average net asset value are calculated for a Limited Partners. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the Limited Partners’ proportionate share of expenses allocated from the Master Fund’s operations for the three months ended March 31, 2023 and 2022.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Master Fund engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for the Partnership, and Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”).

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2023 (unaudited) and December 31, 2022 (audited) and the results of its operations for the three months ended March 31, 2023 and 2022 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2022 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2021 information has been derived from the audited financial statements as of December 31, 2022.

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

The Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2019 to 2022, the General Partner has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At March 31, 2023 and December 31, 2022, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	March 31,	December 31,
	2023	2022
Partnership	30.99%	31.44%
Cayman Feeder	53.32%	53.11%

Total	84.31%	84.55%

The capital withdrawals payable at March 31, 2023 and December 31, 2022 were $3,627,437 and $13,752,350, respectively, as detailed below.

	March 31,	December 31,
	2023	2022
Direct investors(1)	$276,505	$13,267,996
Partnership	883,832	484,354
Cayman Feeder	2,467,100	-

Total	$3,627,437	$13,752,350

(1)	Includes General Partner’s profit share of $12,464,726 at December 31, 2022.

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

During the three months ended March 31, 2023 and 2022, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of March 31, 2023 and December 31, 2022 in valuing the Master Fund’s investments at fair value. At March 31, 2023 and December 31, 2022, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2023

	Level 1	Level 2	Total
U.S. Treasury notes(1)	$382,936,706	$-	$382,936,706

Short-Term Money Market Fund*	26,884,235	-	26,884,235

Exchange-traded futures contracts
Currencies	38,159	-	38,159
Energies	1,692,873	-	1,692,873
Grains	218,674	-	218,674
Interest rates	(808,515)	-	(808,515)
Livestock	21,650	-	21,650
Metals	(352,602)	-	(352,602)
Softs	200,589	-	200,589
Stock indices	3,797,580	-	3,797,580

Total exchange-traded futures contracts	4,808,408	-	4,808,408

Over-the-counter forward currency contracts	-	130,925	130,925

Total futures and forward currency contracts(2)	4,808,408	130,925	4,939,333

Total financial assets and liabilities at fair value	$414,629,349	$130,925	$414,760,274

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral	$70,540,543
Investments in U.S. Treasury notes held in custody	312,396,163
Total investments in U.S. Treasury notes	$382,936,706

(2)
Net unrealized appreciation on open futures and forward currency contracts	$5,268,211
Net unrealized depreciation on open futures and forward currency contracts	(328,878)
Total net unrealized appreciation on open futures and forward currency contracts	$4,939,333

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2022

	Level 1	Level 2	Total
U.S. Treasury notes(1)	$397,103,535	$-	$397,103,535

Short-Term Money Market Fund*	33,737,736	-	33,737,736

Exchange-traded futures contracts
Currencies	32,613	-	32,613
Energies	7,123,301	-	7,123,301
Grains	299,446	-	299,446
Interest rates	13,161,165	-	13,161,165
Livestock	(25,990)	-	(25,990)
Metals	138,124	-	138,124
Softs	(124,566)	-	(124,566)
Stock indices	(123,674)	-	(123,674)

Total exchange-traded futures contracts	20,480,419	-	20,480,419

Over-the-counter forward currency contracts	-	2,205,283	2,205,283

Total futures and forward currency contracts(2)	20,480,419	2,205,283	22,685,702

Total financial assets and liabilities at fair value	$451,321,690	$2,205,283	$453,526,973

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral	$88,701,332
Investments in U.S. Treasury notes	308,402,203
Total investments in U.S. Treasury notes	$397,103,535

(2)
Net unrealized appreciation on open futures and forward currency contracts	$22,685,702
Net unrealized depreciation on open futures and forward currency contracts	-
Total net unrealized appreciation on open futures and forward currency contracts	$22,685,702

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at March 31, 2023 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2023 and December 31, 2022. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2023

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Currencies	$44,905	$(18,631)	$18,100	$(6,215)	$38,159
Energies	1,808,155	(41,591)	11,138	(84,829)	1,692,873
Grains	235,950	(7,146)	-	(10,130)	218,674
Interest rates	210,443	(558,726)	599,629	(1,059,861)	(808,515)
Livestock	-	-	26,990	(5,340)	21,650
Metals	346,744	(743,065)	808,692	(764,973)	(352,602)
Softs	343,325	-	68,393	(211,129)	200,589
Stock indices	4,021,974	(275,162)	971,991	(921,223)	3,797,580
Total futures contracts	7,011,496	(1,644,321)	2,504,933	(3,063,700)	4,808,408

Forward currency contracts	10,410,947	(918,183)	467,351	(9,829,190)	130,925

Total futures and forward currency contracts	$17,422,443	$(2,562,504)	$2,972,284	$(12,892,890)	$4,939,333

Fair value of futures and forward currency contracts at December 31, 2022

					Net Unrealized Gain (Loss)
	Fair Value - Long Positions		Fair Value - Short Positions		on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Currencies	$97,003	$(45,169)	$55	$(19,276)	$32,613
Energies	4,273,340	(143,150)	2,997,981	(4,870)	7,123,301
Grains	563,235	(163,039)	-	(100,750)	299,446
Interest rates	-	(183,318)	13,678,900	(334,417)	13,161,165
Livestock	830	(26,820)	-	-	(25,990)
Metals	1,351,092	(562,752)	542,450	(1,192,666)	138,124
Softs	336	(89,902)	49,611	(84,611)	(124,566)
Stock indices	105,622	(368,330)	483,041	(344,007)	(123,674)
Total futures contracts	6,391,458	(1,582,480)	17,752,038	(2,080,597)	20,480,419

Forward currency contracts	7,099,705	(2,274,164)	1,339,549	(3,959,807)	2,205,283

Total futures and forward currency contracts	$13,491,163	$(3,856,644)	$19,091,587	$(6,040,404)	$22,685,702

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2023 and 2022 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2023 and 2022

Sector	Three months ended: March 31, 2023	Three months ended: March 31, 2022
Futures contracts:
Currencies	$614,915	$257,516
Energies	(10,737,030)	26,379,450
Grains	(747,967)	(1,585,421)
Interest rates	(28,112,657)	603,818
Livestock	31,870	(31,860)
Metals	913,567	(7,731,113)
Softs	(571,406)	546,781
Stock indices	399,529	4,395,080
Total futures contracts	(38,209,179)	22,834,251

Forward currency contracts	(118,510)	3,506,580

Total futures and forward currency contracts	$(38,327,689)	$26,340,831

For the three months ended March 31, 2023 and 2022, the monthly average number of futures contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2023	2022
Average bought	61,675	69,359
Average sold	60,142	70,889
Average notional	$3,360,000,000	$5,004,000,000

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2023 and December 31, 2022.

Offsetting of derivative assets and liabilities at March 31, 2023

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty C	$2,683,525	$(1,057,748)	$1,625,777
Counterparty J	653,197	(143,514)	509,683
Counterparty L	6,179,707	(3,506,759)	2,672,948
Total futures contracts	9,516,429	(4,708,021)	4,808,408

Forward currency contracts
Counterparty K	7,662,344	(7,202,541)	459,803

Total assets	$17,178,773	$(11,910,562)	$5,268,211

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Forward currency contracts
Counterparty G	$3,544,832	$(3,215,954)	$328,878

Total liabilities	$3,544,832	$(3,215,954)	$328,878

		Amounts Not Offset in the Statements of Financial Condition

	Net amounts of Assets presented in the Statements of
Counterparty	Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)
Counterparty C	$1,625,777	$-	$(1,625,777)	$-
Counterparty J	509,683	-	(509,683)	-
Counterparty L	2,672,948	-	(2,672,948)	-
Counterparty K	459,803	-	-	459,803

Total	$5,268,211	$-	$(4,808,408)	$459,803

		Amounts Not Offset in the Statements of Financial Condition

	Net amounts of Liabilities presented in the Statements of
Counterparty	Financial Condition	Financial Instruments	Collateral pledged(1)(2)	Net Amount(4)
Counterparty G	$328,878	$-	$328,878	$-

Total	$328,878	$-	$328,878	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statements of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2023.
(4)	Net amount represents the amounts owed by the Master Fund to each counterparty as of March 31, 2023.

Offsetting of derivative assets and liabilities at December 31, 2022

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty C	$2,201,296	$(739,360)	$1,461,936
Counterparty J	918,116	(400,150)	517,966
Counterparty L	21,024,084	(2,523,567)	18,500,517
Total futures contracts	24,143,496	(3,663,077)	20,480,419

Forward currency contracts
Counterparty G	2,976,865	(2,194,130)	782,735
Counterparty K	5,462,389	(4,039,841)	1,422,548
Total forward currency contracts	8,439,254	(6,233,971)	2,205,283

Total assets	$32,582,750	$(9,897,048)	$22,685,702

		Amounts Not Offset in the Statements of Financial Condition

	Net amounts of Assets presented in the Statements of
Counterparty	Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)
Counterparty C	$1,461,936	$-	$(1,461,936)	$-
Counterparty J	517,966	-	(517,966)	-
Counterparty L	18,500,517	-	(18,500,517)	-
Counterparty G	782,735	-	-	782,735
Counterparty K	1,422,548	-	-	1,422,548

Total	$22,685,702	$-	$(20,480,419)	$2,205,283

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statements of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2022.

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

The Master Fund’s forward currency trading activities are cleared by DB, and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $41,495,357 and $37,114,394 at March 31, 2023 and December 31, 2022, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2023 and 2022. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended: March 31, 2023	Three months ended: March 31, 2022
Profit share earned	$-	$-
Profit share accrued	-	2,164,421
Total profit share	$-	$2,164,421

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

7. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from April 1, 2023 to May 15, 2023, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due to limited open interest in certain futures markets or to daily price fluctuation limits, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations for the three months ended March 31, 2023, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2023

Month Ended:	Total Partners’ Capital of the Partnership
March 31, 2023	$130,480,482
December 31, 2022	143,276,896

Three Months
Change in Partners’ Capital	$(12,796,414)
Percent Change	(8.93)%

THREE MONTHS ENDED MARCH 31, 2023

The decrease in the Partnership’s net assets of $12,796,414 was attributable to net loss after profit share through its investment in the Master Fund of $11,868,853 and withdrawals of $1,383,662 which were partially offset by contributions of $456,101.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2023 increased $38,967 relative to the corresponding period in 2022. The increase was due to an increase in the average net asset value of the Partnership during the three months ended March 31, 2023, relative to the corresponding period in 2022.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2023 decreased $34,783 relative to the corresponding period in 2022. The decrease was due to a decrease in the trading volume during the three months ended March 31, 2023, relative to the corresponding period in 2022.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended March 31, 2023 increased $38,875 relative to the corresponding period in 2022. The increase was due to an increase in the average net asset value of the Partnership during the three months ended March 31, 2023, relative to the corresponding period in 2022.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2023 increased $7,082 relative to the corresponding period in 2022. The increase was due to an increase in the average net asset value of the Partnership during the three months ended March 31, 2023, relative to the corresponding period in 2022.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2023 increased $1,137,066 relative to the corresponding period in 2022. The increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2023, relative to the corresponding period in 2022.

For the three months ended March 31, 2023, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $11,625,748 from trading operations (including foreign exchange transactions and translations). Management fees of $583,135, brokerage commissions of $140,107, selling commissions and platform fees of $579,627, administrative and operating expenses of $133,899, and custody fees and other expenses of $6,103. Interest income of $1,199,766 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $11,868,853.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.14%
Energies	(2.38)%
Grains	(0.14)%
Interest rates	(6.14)%
Livestock	0.04%
Metals	0.24%
Softs	(0.10)%
Stock indices	0.14%
Trading loss*	(8.20)%

*	Percentage of the Partnership Capital

MANAGEMENT DISCUSSION – 2023

Three months ended March 31, 2023

The Partnership was unprofitable in the quarter predominantly due to losses from trading interest rate and energy futures. Elsewhere, trading of non-energy commodity futures was marginally unprofitable, trading of equity index futures was flat and trading of currency forwards was marginally profitable.

During January, February and into early March, markets were volatile as the negative impulses from tightening of monetary policies and sluggish manufacturing and housing sectors globally clashed with the positive impulses from better than expected employment, consumption and service sector growth globally. Then, during the last three weeks of the quarter, the banking crisis evidenced by the sudden collapses of Silicon Valley Bank and Signature Bank in the U.S., the Swiss government’s brokered sale of Credit Suisse to UBS in Europe, and the challenges of other European and small and mid-sized U.S. banks rattled trading in financial and commodity markets.

Interest rates were volatile during the quarter. In January, global interest rates declined as many market participants came to believe that a further easing of price and wage inflation may lead to an easing of monetary policy in the second half of the year. During February and into early March, however, the global bond market rally stalled as signs of continued inflation, the “hot” U.S. labor market, better-than-expected economic data in the U.S. and Europe, and Congressional testimony by Federal Reserve (“Fed”) Chairman Powell on March 7th and 8th led some investors to believe that global interest rates were primed to go still higher as central banks continued to address inflation. However, the next day global interest rates collapsed amid historic levels of interest rate volatility as risks of economic slowdown and/or recession rose in the wake of the banking crisis. For example, the U.S. 2-year note, which was yielding near 5 1/8% on March 8th following the Fed Chairman’s testimony, plunged to about 3.5% before recovering to around 4 1/8% at month-end. Overall, short positions in U.S., German, French, Italian, British, Canadian and Japanese interest futures were highly unprofitable.

For much of the quarter, energy prices as measured by WTI crude oil were influenced by conflicting forces and traded in a range between $73 and $82 per barrel. In general, global supply and demand fundamentals saw mixed results amid a number of global events: Russian supply did not fall as steeply as some expected; Iraq exports through Turkey were reduced significantly late in the quarter; Chinese demand did not pick up as quickly as many forecast; concerns about slowing growth in Europe and the U.S. likely impacted fundamentals; strikes at French refineries seemingly weakened crude consumption; the U.S. government did not replenish its Strategic Petroleum Reserve; and developed world commercial oil inventories rose. OPEC+ appeared unwilling to change policy until it better understood the mixed results. Then, in March as recession risks increased in the wake of the banking sector crisis, energy prices fell with WTI crude plunging from $80 per barrel on March 6 to $65 per barrel on March 20, before recovering to close the month near $70/barrel. On balance, long positions in Brent crude, WTI crude, London gas oil, heating oil and RBOB gasoline were unprofitable. On the other hand, short natural gas positions were quite profitable as prices declined amid warmer than typical weather in Europe and the U.S. and expanding inventories.

Equity markets, although also rattled by the mix of positive and negative factors discussed above, were steady during the quarter and results were mixed and flat. Long positions in European, Chinese, Taiwanese and Australian stock index futures were profitable. Short positions in Brazilian, Indian and U.S. Russell equity index futures, and trading of Singaporean futures were profitable. On the other hand, short U.S. NASDAQ, S&P and Mid-Cap 400 positions, and trading of Korean, Japanese and EAFE equity index futures posted offsetting losses.

A short silver position was profitable in February, possibly impacted by higher interest rates, a stronger U.S. dollar and sluggish manufacturing globally. In March, safe haven demand and a weaker U.S. dollar likely affected precious metal prices and a long gold trade was profitable. These gains slightly outpaced the loss from a short copper trade. Turning to grain futures, strong supply expectations from major producers of wheat, corn and soybeans seemingly weighed down grain prices. Losses on long corn and soybean trades outdistanced the profit from a short wheat position. Among soft commodities, small losses on short coffee, cotton and cocoa positions marginally outdistanced the profit from a long sugar trade.

Varying expectations about relative growth and monetary policy outlooks across countries likely caused fluctuations in the U.S. dollar during the quarter. Trading results were mixed, though marginally positive overall. Short U.S. dollar positions versus high yield currencies—Chile, Mexico and Poland—were profitable, particularly in March. Long U.S. dollar positions against the Japanese yen and Swiss franc posted gains in January and February. On the other hand, short U.S. dollar trades relative to the Korean won and Brazilian real in February were unprofitable, as was trading the U.S. dollar against the Australian, Canadian and New Zealand dollars, respectively, and trading the Norwegian krone versus the euro and U.S. dollar.

Period ended March 31, 2022

Month Ended:	Total Partners’ Capital of the Partnership
March 31, 2022	$129,950,379
December 31, 2021	128,076,157

Three Months
Change in Partners’ Capital	$1,874,222
Percent Change	1.46%

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedules of investments setting forth open futures, forward and other contracts at March 31, 2023 and December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On January 1, 2023, and March 1, 2023, the Partnership sold Units to new and existing limited partners of $400,000, and $56,101. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B, Series C and Series D limited partners during the three months ended March 31, 2023. There were no Series E redemptions.

	Series A		Series B		Series C		Series D
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit
January 31, 2023	(33.3752)	$1,253.62	(32.1080)	$1,539.19	(106.9465)	$1,570.42	(54.8705)	$1,450.97
February 28, 2023	-	1,287.41	(72.1934)	1,583.30	-	1,615.43	(31.3082)	1,491.62
March 31, 2023	(209.6479)	1,208.73	-	1,489.02	-	1,519.24	(449.6838)	1,401.93

Total	(243.0231)		(104.3014)		(106.9465)		(535.8625)

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
General Partner

Date: May 15, 2023

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)