Form 10-Q
period 2023-06-30
Millburn Multi-Markets Fund L.P.
filed 2023-08-14
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2023

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

Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(a)	At June 30, 2023 (unaudited) and December 31, 2022
(b)	For the six months ended June 30, 2023 and 2022 (unaudited)
(c)	For the three and six months ended June 30, 2023 and 2022 (unaudited)

i

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$128,967,947	$143,276,896
Due from the Master Fund	4,494,928	484,354
Cash and cash equivalents	3,358	400,119

Total assets	$133,466,233	$144,161,369

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$3,358	$400,000
Capital withdrawals payable to Limited Partners	4,494,928	484,354
Other liabilities	-	119

Total liabilities	4,498,286	884,473

PARTNERS’ CAPITAL:
General Partner	3,072,065	3,216,369

Limited partners:
Series A (88,434.0487 and 90,460.9714 units outstanding)	109,330,237	119,302,999
Series B (4,880.9241 and 4,884.6100 units outstanding)	7,470,747	7,896,417
Series C (2,673.5437 and 2,701.6303 units outstanding)	4,175,159	4,456,048
Series D (3,370.9821 and 5,512.0257 units outstanding)	4,848,730	8,405,063
Series E (73.0262 and 0 units outstanding)	71,009	-

Total limited partners	125,895,882	140,060,527

Total partners’ capital	128,967,947	143,276,896

TOTAL	$133,466,233	$144,161,369

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,236.29	$1,318.83
Series B	$1,530.60	$1,616.59
Series C	$1,561.66	$1,649.39
Series D	$1,438.37	$1,524.86
Series E*	$972.38	$-

*	Series E had a beginning unit value of $1,000.00 as of March 1, 2023

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2023	June 30, 2022
INVESTMENT INCOME:
Interest income	$249	$150
Interest income, net (allocated from the Master Fund)(1)	1,343,847	323,381

Total investment income	1,344,096	323,531

EXPENSES:
Management fees (allocated from the Master Fund)(1)	562,652	601,640
Brokerage commissions (allocated from the Master Fund)(1)	130,725	148,587
Selling commissions and platform fees (allocated from the Master Fund)(1)	563,288	601,927
Administrative and operating expenses (allocated from the Master Fund)(1)	115,028	130,094
Custody fees and other expenses (allocated from the Master Fund)(1)	5,937	6,211

Total expenses	1,377,630	1,488,459

NET INVESTMENT LOSS	(33,534)	(1,164,928)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND(1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	1,178,367	9,852,913
Foreign exchange transaction	(22,108)	(52,199)
Net change in unrealized:
Futures and forward currency contracts	2,118,880	2,148,816
Foreign exchange translation	(27,255)	(29,555)
Net losses from U.S. Treasury notes:
Realized	-	(12,675)
Net change in unrealized	(133,500)	(472,926)

Net realized and unrealized gains allocated from the Master Fund	3,114,384	11,434,374

NET INCOME	3,080,850	10,269,446

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	-	1,116,328

NET INCOME AFTER PROFIT SHARE	$3,080,850	$9,153,118

NET INCOME PER UNIT OUTSTANDING:
Series A	$27.56	$84.92
Series B	$41.58	$98.05
Series C	$42.42	$100.03
Series D	$36.44	$91.27
Series E*	$30.55	$-

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.
*	Series E commenced on March 1, 2023

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2023	June 30, 2022
INVESTMENT INCOME:
Interest income	$349	$150
Interest income, net (allocated from the Master Fund)(1)	2,543,513	385,981

Total investment income	2,543,862	386,131

EXPENSES:
Management fees (allocated from the Master Fund)(1)	1,145,787	1,145,808
Brokerage commissions (allocated from the Master Fund)(1)	270,832	323,477
Selling commissions and platform fees (allocated from the Master Fund)(1)	1,142,915	1,142,679
Administrative and operating expenses (allocated from the Master Fund)(1)	248,927	256,911
Custody fees and other expenses (allocated from the Master Fund)(1)	12,040	11,901

Total expenses	2,820,501	2,880,776

NET INVESTMENT LOSS	(276,639)	(2,494,645)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND(1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(5,159,476)	14,953,194
Foreign exchange transaction	(150,005)	(115,302)
Net change in unrealized:
Futures and forward currency contracts	(3,522,922)	5,435,563
Foreign exchange translation	20,025	(3,455)
Net gains (losses) from U.S. Treasury notes:
Realized	(40,143)	(17,538)
Net change in unrealized	341,157	(593,264)

Net realized and unrealized gains (losses) allocated from the Master Fund	(8,511,364)	19,659,198

NET INCOME (LOSS)	(8,788,003)	17,164,553

LESS PROFIT SHARE ALLOCATION TO THE MASTER FUND	-	1,207,222

NET INCOME (LOSS) AFTER PROFIT SHARE	$(8,788,003)	$15,957,331

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$(82.54)	$148.48
Series B	$(85.99)	$180.13
Series C	$(87.73)	$183.78
Series D	$(86.49)	$157.10
Series E*	$(27.62)	$-

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.
*	Series E commenced on March 1, 2023

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the six months ended June 30, 2023 and 2022

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Series E*		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL — January 1, 2023	$3,216,369	$119,302,999	90,460.9714	$7,896,417	4,884.6100	$4,456,048	2,701.6303	$8,405,063	5,512.0257	$-	-	$143,276,896

Capital contributions	-	600,000	469.0456	150,000	100.6155	120,000	78.8599	165,000	117.6990	72,066	73.0262	1,107,066
Capital withdrawals	-	(3,074,803)	(2,495.9683)	(163,724)	(104.3014)	(167,951)	(106.9465)	(3,221,534)	(2,258.7426)	-	-	(6,628,012)
Net loss before profit share	(144,304)	(7,497,959)	-	(411,946)	-	(232,938)	-	(499,799)	-	(1,057)	-	(8,788,003)
Profit share	-	-	-	-	-	-	-	-	-	-	-	-
PARTNERS’ CAPITAL — June 30, 2023	$3,072,065	$109,330,237	88,434.0487	$7,470,747	4,880.9241	$4,175,159	2,673.5437	$4,848,730	3,370.9821	$71,009	73.0262	$128,967,947

Net Asset Value per Unit at June 30, 2023			$1,236.29		$1,530.60		$1,561.66		$1,438.37		$972.38

*	Series E had a beginning unit value of $1,000.00 as of March 1, 2023

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL — January 1, 2022	$2,667,014	$105,051,882	91,525.4967	$6,954,675	4,982.8851	$3,469,370	2,436.2995	$9,933,216	7,448.6560	$128,076,157

Capital contributions	-	4,000,000	3,150.9841	40,000	29.4878	985,000	645.8210	35,000	24.0253	5,060,000
Capital withdrawals	-	(3,138,487)	(2,639.6668)	(176,768)	(117.4469)	(679,554)	(491.0000)	(2,597,840)	(1,953.9979)	(6,592,649)
Net income before profit share	422,995	14,201,617	-	1,029,494	-	454,232	-	1,056,215	-	17,164,553
Profit share	-	(810,323)	-	(133,785)	-	(63,008)	-	(200,106)	-	(1,207,222)
PARTNERS’ CAPITAL — June 30, 2022	$3,090,009	$119,304,689	92,036.8140	$7,713,616	4,894.9260	$4,166,040	2,591.1205	$8,226,485	5,518.6834	$142,500,839

Net Asset Value per Unit at June 30, 2022			$1,296.27		$1,575.84		$1,607.81		$1,490.66

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2023

The following information presents per unit operating performance data for each series for the three months ended June 30, 2023.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E(7)
NET ASSET VALUE PER UNIT — Beginning of period	$1,208.73	$1,489.02	$1,519.24	$1,401.93	$941.83

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (loss)(1)	(1.30)	5.91	6.04	2.76	13.04
Total trading and investing gains(1)	28.86	35.67	36.38	33.68	17.51

Net income before profit share allocation from the Master Fund	27.56	41.58	42.42	36.44	30.55

Less: profit share allocation from the Master Fund(1)(6)	0.00	0.00	0.00	0.00	0.00

Net income from operations after profit share allocation from the Master Fund	27.56	41.58	42.42	36.44	30.55

NET ASSET VALUE PER UNIT — End of period	$1,236.29	$1,530.60	$1,561.66	$1,438.37	$972.38

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	2.28%	2.79%	2.79%	2.60%	3.24%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)(6)	0.00	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	2.28%	2.79%	2.79%	2.60%	3.24%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses(3)(4)(5)	4.52%	2.52%	2.52%	3.27%	0.77%
Profit share allocation from the Master Fund(2)(6)	0.00	0.00	0.00	0.00	0.00

Total expenses	4.52%	2.52%	2.52%	3.27%	0.77%

Net investment income (loss)(3)(4)(5)	(0.43)%	1.57%	1.57%	0.82%	3.33%

(1)	The net investment income (loss) per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.
(7)	Initial offering price for Series E was $1,000 as of March 1, 2023.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2023

The following information presents per unit operating performance data for each series for the six months ended June 30, 2023.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E(7)
NET ASSET VALUE PER UNIT — Beginning of period	$1,318.83	$1,616.59	$1,649.39	$1,524.86	$1,000.00

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (loss)(1)	(4.56)	9.55	9.75	3.51	15.54
Total trading and investing losses(1)	(77.98)	(95.54)	(97.48)	(90.00)	(43.16)

Net loss before profit share allocation from the Master Fund	(82.54)	(85.99)	(87.73)	(86.49)	(27.62)

Less: profit share allocation from the Master Fund(1)(6)	0.00	0.00	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(82.54)	(85.99)	(87.73)	(86.49)	(27.62)

NET ASSET VALUE PER UNIT — End of period	$1,236.29	$1,530.60	$1,561.66	$1,438.37	$972.38

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	(6.26)%	(5.32)%	(5.32)%	(5.67)%	(2.76)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)(6)	0.00	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	(6.26)%	(5.32)%	(5.32)%	(5.67)%	(2.76)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses(3)(4)(5)	4.55%	2.55%	2.55%	3.30%	0.78%
Profit share allocation from the Master Fund(2)(6)	0.00	0.00	0.00	0.00	0.00

Total expenses	4.55%	2.55%	2.55%	3.30%	0.78%

Net investment income (loss)(3)(4)(5)	(0.74)%	1.26%	1.26%	0.49%	3.30%

(1)	The net investment income (loss) per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.
(7)	Initial offering price for Series E was $1,000 as of March 1, 2023.

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2022

The following information presents per unit operating performance data for each series for the three months ended June 30, 2022.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D
NET ASSET VALUE PER UNIT — Beginning of period	$1,211.35	$1,477.79	$1,507.78	$1,399.39

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss(1)	(11.68)	(6.48)	(6.43)	(9.17)
Total trading and investing gains(1)	105.47	128.89	132.22	122.07

Net income before profit share allocation from the Master Fund	93.79	122.41	125.79	112.90

Less: profit share allocation from the Master Fund(1)(6)	8.87	24.36	25.76	21.63

Net income from operations after profit share allocation from the Master Fund	84.92	98.05	100.03	91.27

NET ASSET VALUE PER UNIT — End of period	$1,296.27	$1,575.84	$1,607.81	$1,490.66

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	7.70%	8.22%	8.22%	8.08%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)(6)	0.69	1.59	1.59	1.56

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	7.01%	6.63%	6.63%	6.52%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses(3)(4)(5)	4.58%	2.60%	2.60%	3.37%
Profit share allocation from the Master Fund(2)(6)	0.69	1.59	1.59	1.56

Total expenses	5.27%	4.19%	4.19%	4.93%

Net investment loss(3)(4)(5)	(3.66)%	(1.67)%	(1.67)%	(2.44)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2022

The following information presents per unit operating performance data for each series for the six months ended June 30, 2022.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D
NET ASSET VALUE PER UNIT — Beginning of period	$1,147.79	$1,395.71	$1,424.03	$1,333.56

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss(1)	(24.69)	(15.33)	(15.46)	(20.18)
Total trading and investing gains(1)	182.04	222.42	227.58	209.41

Net income before profit share allocation from the Master Fund	157.35	207.09	212.12	189.23

Less: profit share allocation from the Master Fund(1)(6)	8.87	26.96	28.34	32.13

Net income from operations after profit share allocation from the Master Fund	148.48	180.13	183.78	157.10

NET ASSET VALUE PER UNIT — End of period	$1,296.27	$1,575.84	$1,607.81	$1,490.66

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	13.67%	14.79%	14.79%	14.08%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)(6)	0.73	1.88	1.88	2.30

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	12.94%	12.91%	12.91%	11.78%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses(3)(4)(5)	4.65%	2.66%	2.66%	3.43%
Profit share allocation from the Master Fund(2)(6)	0.73	1.88	1.88	2.30

Total expenses	5.38%	4.54%	4.54%	5.73%

Net investment loss(3)(4)(5)	(4.07)%	(2.08)%	(2.08)%	(2.89)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at June 30, 2023 (unaudited) and December 31, 2022 and the results of its operations for the three and six months ended June 30, 2023 and 2022 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2023 and December 31, 2022 was 29.61% and 31.44%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At June 30, 2023 and December 31, 2022, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series A, Series B, Series C, Series D and Series E Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. On March 1, 2023, there was a subscription of Series E for $1,000 per unit. Weighted average number of units outstanding of each series is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Series A	90,469.859	91,566.012	90,605.377	91,305.247
Series B	4,824.918	4,921.973	4,831.771	4,961.875
Series C	2,620.650	2,273.031	2,626.040	2,223.496
Series D	4,861.822	5,575.760	5,161.871	6,227.851
Series E	68.867	-	65.670	-

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2023 to August 14, 2023, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

Millburn Multi-Markets Trading L.P.

Financial statements

As of and for the three and six months ended June 30, 2023 and 2022 (unaudited)

(a)	At June 30, 2023 (unaudited) and December 31, 2022
(b)	For the six months ended June 30, 2023 and 2022 (unaudited)
(c)	For the three and six months ended June 30, 2023 and 2022 (unaudited)

ii

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $68,120,707 and $89,349,095)	$67,942,676	$88,701,332
Net unrealized appreciation on open futures and forward currency contracts	12,647,165	22,685,702
Due from brokers, net	7,144,478	20,495,996
Cash denominated in foreign currencies (cost $69,249 and $4,434)	69,337	4,701

Total equity in trading accounts	87,803,656	131,887,731

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $352,443,682 and $309,961,675)	351,505,800	308,402,203

CASH AND CASH EQUIVALENTS	9,574,368	33,987,736

ACCRUED INTEREST RECEIVABLE	2,778,006	2,250,451

REDEMPTION PAID IN ADVANCE	16,412,500	-

OTHER ASSETS	145	219

TOTAL	$468,074,475	$476,528,340

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Cash overdrafts denominated in foreign currencies (cost $9,329,335 and $5,261,847)	$9,415,380	$5,438,253
Subscriptions received in advance	386,000	575,000
Capital withdrawals payable to Limited Partners	21,649,078	1,287,624
Capital withdrawal payable to General Partner	-	12,464,726
Management fee payable	440,607	451,041
Selling commissions payable	190,723	206,886
Accrued expenses	339,602	346,648
Commissions and other trading fees on open futures contracts	22,020	37,972
Accrued profit share	104,402	-

Total liabilities	32,547,812	20,808,150

PARTNERS’ CAPITAL	435,526,663	455,720,190

TOTAL	$468,074,475	$476,528,340

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
June 30, 2023

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.03%	$142,064
Grains	0.02	87,198
Livestock	0.03	119,750
Metals	(0.18)	(765,786)
Stock indices	0.16	692,446

Total long futures contracts	0.06	275,672

Short futures contracts:
Currencies	0.10	447,843
Energies	0.01	29,870
Grains	0.24	1,027,050
Interest rates:
2 Year U.S. Treasury Note (961 contracts, settlement date September 2023)	0.40	1,723,268
5 Year U.S. Treasury Note (883 contracts, settlement date September 2023)	0.08	352,078
Other interest rates	1.72	7,472,523

Total interest rates	2.20	9,547,869

Livestock	(0.01)	(5,830)
Metals	0.22	967,672
Softs	0.10	441,596
Stock indices	(0.16)	(695,709)

Total short futures contracts	2.70	11,760,361

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	2.76	12,036,033

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.04	192,280
Total short forward currency contracts	0.10	418,852

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.14	611,132

TOTAL	2.90%	$12,647,165

(Continued)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
June 30, 2023

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value
$100,490,000	U.S. Treasury notes, 2.500%, 08/15/2023	23.00%	$100,162,230
145,020,000	U.S. Treasury notes, 2.750%, 11/15/2023	32.99	143,688,763
96,680,000	U.S. Treasury notes, 2.750%, 02/15/2024	21.84	95,114,615
82,530,000	U.S. Treasury notes, 2.500%, 05/15/2024	18.48	80,482,868
	Total investments in U.S. Treasury notes (amortized cost $420,564,389)	96.31%	$419,448,476

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2022

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$51,834
Energies	0.91	4,130,190
Grains	0.09	400,196
Interest rates	(0.04)	(183,318)
Livestock	(0.00)	(25,990)
Metals	0.17	788,340
Softs	(0.02)	(89,566)
Stock indices	(0.06)	(262,708)

Total long futures contracts	1.06	4,808,978

Short futures contracts:
Currencies	0.00	(19,221)
Energies	0.66	2,993,111
Grains	(0.02)	(100,750)
Interest rates:
2 Year U.S. Treasury Note (779 contracts, settlement date March 2023)	0.06	275,407
30 Year U.S. Treasury Bond (260 contracts, settlement date March 2023)	0.01	46,531
Other interest rates	2.86	13,022,545

Total interest rates	2.93	13,344,483

Metals	(0.15)	(650,216)
Softs	(0.01)	(35,000)
Stock indices	0.03	139,034

Total short futures contracts	3.44	15,671,441

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	4.50	20,480,419

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.06	4,825,541
Total short forward currency contracts	(0.58)	(2,620,258)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.48	2,205,283

TOTAL	4.98%	$22,685,702

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2022

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value
$77,590,000	U.S. Treasury notes, 2.000%, 02/15/2023	16.98%	$77,385,416
121,340,000	U.S. Treasury notes, 1.750%, 05/15/2023	26.35	120,074,462
87,490,000	U.S. Treasury notes, 2.500%, 08/15/2023	18.94	86,293,848
115,300,000	U.S. Treasury notes, 2.750%, 11/15/2023	24.87	113,349,809
	Total investments in U.S. Treasury notes (amortized cost $399,310,770)	87.14%	$397,103,535

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30,	June 30,
	2023	2022
INVESTMENT INCOME — Interest income, net	$4,473,660	$1,013,757

EXPENSES:
Brokerage commissions	433,644	466,697
Management fees	1,259,003	1,208,417
Selling commissions and platform fees	563,295	601,934
Administrative and operating expenses	256,217	268,589
Custody fees and other expenses	19,482	19,359

Total expenses	2,531,641	2,564,996

NET INVESTMENT INCOME (LOSS)	1,942,019	(1,551,239)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	3,966,351	29,634,939
Foreign exchange transaction	(99,902)	(158,165)
Net change in unrealized:
Futures and forward currency contracts	7,707,832	6,742,153
Foreign exchange translation	(63,767)	(100,097)
Net losses from U.S. Treasury notes:
Realized	-	(39,664)
Net change in unrealized	(434,358)	(1,484,347)

Total net realized and unrealized gains	11,076,156	34,594,819

NET INCOME	13,018,175	33,043,580

LESS PROFIT SHARE TO GENERAL PARTNER	104,402	6,184,610

NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$12,913,773	$26,858,970

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2023	2022
INVESTMENT INCOME — Interest income, net	$8,318,729	$1,213,626

EXPENSES:
Brokerage commissions	882,196	1,019,464
Management fees	2,523,394	2,316,288
Selling commissions and platform fees	1,142,928	1,142,690
Administrative and operating expenses	532,923	528,772
Custody fees and other expenses	38,996	37,631

Total expenses	5,120,437	5,044,845

NET INVESTMENT INCOME (LOSS)	3,198,292	(3,831,219)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(16,614,969)	46,650,484
Foreign exchange transaction	(512,555)	(360,815)
Net change in unrealized:
Futures and forward currency contracts	(10,038,537)	16,067,439
Foreign exchange translation	90,182	(15,961)
Net gains (losses) from U.S. Treasury notes:
Realized	(128,300)	(54,860)
Net change in unrealized	1,091,322	(1,872,836)

Total net realized and unrealized gains (losses)	(26,112,857)	60,413,451

NET INCOME (LOSS)	(22,914,565)	56,582,232

LESS PROFIT SHARE TO GENERAL PARTNER	104,402	8,349,031

NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(23,018,967)	$48,233,201

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the six months ended June 30, 2023

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2023	$454,468,058	$-	$1,252,132	$455,720,190
Contributions	132,378,295	-	-	132,378,295
Withdrawals	(129,552,855)	-	-	(129,552,855)
Net loss before profit share	(22,859,810)	-	(54,755)	(22,914,565)
General Partner’s allocation - profit share	(104,402)	-	-	(104,402)

PARTNERS’ CAPITAL - June 30, 2023	$434,329,286	$-	$1,197,377	$435,526,663

For the six months ended June 30, 2022

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2022	$398,976,730	$-	$1,035,802	$400,012,532
Contributions	6,711,000	73,179	-	6,784,179
Withdrawals	(14,112,141)	-	-	(14,112,141)
Net income before profit share	56,410,766	5,689	165,777	56,582,232
General Partner’s allocation - profit share	(8,349,031)	-	-	(8,349,031)

PARTNERS’ CAPITAL - June 30, 2022	$439,637,324	$78,868	$1,201,579	$440,917,771

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Total return before General Partner profit share allocation(3)	2.85%	8.29%	(5.21)%	14.89

Less: General Partner profit share allocation(3)	-	1.60	-	1.84

Total return after General Partner profit share allocation(3)	2.85%	6.69%	(5.21)%	13.05

Ratios to average net asset value:
Expenses(1)(4)	2.31%	2.36%	2.32%	2.40
General Partner profit share allocation(3)	-	1.60	-	1.84

Total expenses(1)	2.31%	3.96%	2.32%	4.24

Net investment income (loss)(1)(2)(4)	1.78%	(1.44)%	1.51%	(1.82)

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1)	Includes the Limited Partner’s proportionate share of expenses allocated from the Master Fund’s operations for the three and six months ended June 30, 2023 and 2022.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Total return before General Partner profit share allocation(3)	2.93%	7.95%	(5.09)%	14.22%

Less: General Partner profit share allocation(3)	0.02	1.43	0.02	2.00

Total return after General Partner profit share allocation(3)	2.91%	6.52%	(5.11)%	12.22%

Ratios to average net asset value:
Expenses(1)(4)	2.36%	2.40%	2.38%	2.42%
General Partner profit share allocation(3)	0.02	1.43	0.02	2.00

Total expenses(1)	2.38%	3.83%	2.40%	4.42%

Net investment income (loss)(1)(2)(4)	1.75%	(1.48)%	1.46%	(1.84)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the Limited Partners’ proportionate share of expenses allocated from the Master Fund’s operations for the three and six months ended June 30, 2023 and 2022.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

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

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2023 (unaudited) and December 31, 2022 (audited) and the results of its operations for the three and six months ended June 30, 2023 and 2022 (unaudited).

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At June 30, 2023 and December 31, 2022, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	June 30,	December 31,
	2023	2022
Partnership	29.61%	31.44%
Cayman Feeder	54.55%	53.11%
Total	84.16%	84.55%

The capital withdrawals payable at June 30, 2023 and December 31, 2022 were $21,649,078 and $13,752,350, respectively, as detailed below.

	June 30,	December 31,
	2023	2022
Direct investors(1)	$-	$13,267,996
Partnership	4,494,928	484,354
Cayman Feeder	17,154,150	-
Total	$21,649,078	$13,752,350

(1)	Includes General Partner’s profit share of $12,464,726 at December 31, 2022.

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

During the three and six months ended June 30, 2023 and 2022, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of June 30, 2023 and December 31, 2022 in valuing the Master Fund’s investments at fair value. At June 30, 2023 and December 31, 2022, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2023

	Level 1	Level 2	Total
U.S. Treasury notes(1)	$419,448,476	$-	$419,448,476

Short-Term Money Market Fund*	9,324,368	-	9,324,368
Exchange-traded futures contracts
Currencies	447,843	-	447,843
Energies	171,934	-	171,934
Grains	1,114,248	-	1,114,248
Interest rates	9,547,869	-	9,547,869
Livestock	113,920	-	113,920
Metals	201,886	-	201,886
Softs	441,596	-	441,596
Stock indices	(3,263)	-	(3,263)

Total exchange-traded futures contracts	12,036,033	-	12,036,033

Over-the-counter forward currency contracts	-	611,132	611,132

Total futures and forward currency contracts(2)	12,036,033	611,132	12,647,165

Total financial assets and liabilities at fair value	$440,808,877	$611,132	$441,420,009

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral	$67,942,676
Investments in U.S. Treasury notes held in custody	351,505,800
Total investments in U.S. Treasury notes	$419,448,476

(2)
Net unrealized appreciation on open futures and forward currency contracts	$12,647,165
Net unrealized depreciation on open futures and forward currency contracts	-
Total net unrealized appreciation on open futures and forward currency contracts	$12,647,165

*	The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2022

	Level 1	Level 2	Total
U.S. Treasury notes(1)	$397,103,535	$-	$397,103,535

Short-Term Money Market Fund*	33,737,736	-	33,737,736
Exchange-traded futures contracts
Currencies	32,613	-	32,613
Energies	7,123,301	-	7,123,301
Grains	299,446	-	299,446
Interest rates	13,161,165	-	13,161,165
Livestock	(25,990)	-	(25,990)
Metals	138,124	-	138,124
Softs	(124,566)	-	(124,566)
Stock indices	(123,674)	-	(123,674)

Total exchange-traded futures contracts	20,480,419	-	20,480,419

Over-the-counter forward currency contracts	-	2,205,283	2,205,283

Total futures and forward currency contracts(2)	20,480,419	2,205,283	22,685,702

Total financial assets and liabilities at fair value	$451,321,690	$2,205,283	$453,526,973

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral	$88,701,332
Investments in U.S. Treasury notes	308,402,203
Total investments in U.S. Treasury notes	$397,103,535

(2)
Net unrealized appreciation on open futures and forward currency contracts	$22,685,702
Net unrealized depreciation on open futures and forward currency contracts	-
Total net unrealized appreciation on open futures and forward currency contracts	$22,685,702

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2023 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2023 and December 31, 2022. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2023

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Currencies	$-	$-	$477,603	$(29,760)	$447,843
Energies	317,463	(175,399)	70,654	(40,784)	171,934
Grains	87,198	-	1,322,968	(295,918)	1,114,248
Interest rates	-	-	11,512,817	(1,964,948)	9,547,869
Livestock	119,750	-	1,600	(7,430)	113,920
Metals	149,781	(915,567)	1,394,916	(427,244)	201,886
Softs	-	-	524,680	(83,084)	441,596
Stock indices	881,511	(189,065)	394,302	(1,090,011)	(3,263)
Total futures contracts	1,555,703	(1,280,031)	15,699,540	(3,939,179)	12,036,033

Forward currency contracts	4,473,295	(4,281,015)	4,568,015	(4,149,163)	611,132

Total futures and forward currency contracts	$6,028,998	$(5,561,046)	$20,267,555	$(8,088,342)	$12,647,165

Fair value of futures and forward currency contracts at December 31, 2022

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Currencies	$97,003	$(45,169)	$55	$(19,276)	$32,613
Energies	4,273,340	(143,150)	2,997,981	(4,870)	7,123,301
Grains	563,235	(163,039)	-	(100,750)	299,446
Interest rates	-	(183,318)	13,678,900	(334,417)	13,161,165
Livestock	830	(26,820)	-	-	(25,990)
Metals	1,351,092	(562,752)	542,450	(1,192,666)	138,124
Softs	336	(89,902)	49,611	(84,611)	(124,566)
Stock indices	105,622	(368,330)	483,041	(344,007)	(123,674)
Total futures contracts	6,391,458	(1,582,480)	17,752,038	(2,080,597)	20,480,419

Forward currency contracts	7,099,705	(2,274,164)	1,339,549	(3,959,807)	2,205,283

Total futures and forward currency contracts	$13,491,163	$(3,856,644)	$19,091,587	$(6,040,404)	$22,685,702

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2023 and 2022 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2023 and 2022

Sector	Three months ended: June 30, 2023	Three months ended: June 30, 2022	Six months ended: June 30, 2023	Six months ended: June 30, 2022
Futures contracts:
Currencies	$876,056	$1,171,479	$1,490,971	$1,428,995
Energies	(13,273,821)	14,834,133	(24,010,851)	41,213,583
Grains	(81,482)	3,495,720	(829,449)	1,910,299
Interest rates	14,603,808	(18,003,261)	(13,508,849)	(17,399,443)
Livestock	173,040	180,340	204,910	148,480
Metals	(623,361)	5,918,686	290,206	(1,812,427)
Softs	921,975	158,385	350,569	705,166
Stock indices	4,883,057	19,192,045	5,282,586	23,587,125
Total futures contracts	7,479,272	26,947,527	(30,729,907)	49,781,778

Forward currency contracts	4,194,911	9,429,565	4,076,401	12,936,145

Total futures and forward currency contracts	$11,674,183	$36,377,092	$(26,653,506)	$62,717,923

For the three months ended June 30, 2023 and 2022, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2023	2022
Average bought	55,338	65,074
Average sold	58,994	65,571
Average notional	$3,284,000,000	$3,370,000,000

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

The following tables represent gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2023 and December 31, 2022.

Offsetting of derivative assets and liabilities at June 30, 2023

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty C	$2,050,799	$(521,771)	$1,529,028
Counterparty J	540,793	(350,640)	190,153
Counterparty L	14,663,651	(4,346,799)	10,316,852
Total futures contracts	17,255,243	(5,219,210)	12,036,033

Forward currency contracts
Counterparty G	486,977	(5,702)	481,275
Counterparty K	8,554,333	(8,424,476)	129,857
Total forward currency contracts	9,041,310	(8,430,178)	611,132

Total assets	$26,296,553	$(13,649,388)	$12,647,165

		Amounts Not Offset in the Statements of Financial Condition

Counterparty	Net amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)
Counterparty C	$1,529,028	$-	$(1,529,028)	$-
Counterparty J	190,153	-	(190,153)	-
Counterparty L	10,316,852	-	(10,316,852)	-
Counterparty G	481,275	-	-	481,275
Counterparty K	129,857	-	-	129,857

Total	$12,647,165	$-	$(12,036,033)	$611,132

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statements of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2023.

Offsetting of derivative assets and liabilities at December 31, 2022

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$2,201,296	$(739,360)	$1,461,936
Counterparty J	918,116	(400,150)	517,966
Counterparty L	21,024,084	(2,523,567)	18,500,517
Total futures contracts	24,143,496	(3,663,077)	20,480,419

Forward currency contracts
Counterparty G	2,976,865	(2,194,130)	782,735
Counterparty K	5,462,389	(4,039,841)	1,422,548
Total forward currency contracts	8,439,254	(6,233,971)	2,205,283

Total assets	$32,582,750	$(9,897,048)	$22,685,702

		Amounts Not Offset in the Statements of Financial Condition

Counterparty	Net amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)
Counterparty C	$1,461,936	$-	$(1,461,936)	$-
Counterparty J	517,966	-	(517,966)	-
Counterparty L	18,500,517	-	(18,500,517)	-
Counterparty G	782,735	-	-	782,735
Counterparty K	1,422,548	-	-	1,422,548

Total	$22,685,702	$-	$(20,480,419)	$2,205,283

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2022.

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

The Master Fund’s forward currency trading activities are cleared by DB and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $27,219,365 and $37,114,394 at June 30, 2023 and December 31, 2022, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2023 and 2022. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended: June 30, 2023	Three months ended: June 30, 2022
Profit share earned	$-	$73,179
Reversal of profit share(1)	-	(2,164,421)
Profit share accrued	104,402	8,275,852
Total profit share	$104,402	$6,184,610

	Six months ended: June 30, 2023	Six months ended: June 30, 2022
Profit share earned	$-	$73,179
Profit share accrued	104,402	8,275,852
Total profit share	$104,402	$8,349,031

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

7. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2023 to August 14, 2023, the date this Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through June 30, 2023, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2023

Month Ended:	Total Partners’ Capital of the Partnership
June 30, 2023	$128,967,947
March 31, 2023	130,480,482
December 31, 2022	143,276,896

	Three Months	Six Months
Change in Partners’ Capital	$(1,512,535)	$(14,308,949)
Percent Change	(1.16)%	(9.99)%

THREE MONTHS ENDED JUNE 30, 2023

The decrease in the Partnership’s net assets of $1,512,535 was attributable to withdrawals of $5,244,350 which were partially offset by net income through its investment in the Master Fund of $3,080,850 and contributions of $650,965.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2023 decreased $38,988 relative to the corresponding period in 2022. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2023, relative to the corresponding period in 2022.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2023 decreased $17,862 relative to the corresponding period in 2022. The decrease was due to a decrease in trading volume during the three months ended June 30, 2023, relative to the corresponding period in 2022.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended June 30, 2023 decreased $38,639 relative to the corresponding period in 2022. The decrease was due predominantly to a decrease in the average net asset value of commission paying investors of the Partnership during the three months ended June 30, 2023, relative to the corresponding period in 2022.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2023 decreased $15,066 relative to the corresponding period in 2022. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2023, relative to the corresponding period in 2022.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2023 increased $1,020,466 relative to the corresponding period in 2022. The increase was due to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2023, relative to the corresponding period in 2022.

For the three months ended June 30, 2023, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $3,114,384 from trading operations (including foreign exchange transactions and translations). Management fees of $562,652, brokerage commissions of $130,725, selling commissions and platform fees of $563,288, administrative and operating expenses of $115,028, and custody fees and other expenses of $5,937. Interest income of $1,344,096 partially offset the Master Fund expenses allocated to the Partnership resulting in net income of $3,080,850.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.17%
Energies	(3.07)%
Grains	(0.03)%
Interest rates	3.30%
Livestock	0.04%
Metals	(0.15)%
Softs	0.22%
Stock indices	1.15%
Trading gain*	2.63%

*	Percentage of the Partnership Capital

SIX MONTHS ENDED JUNE 30, 2023

The decrease in the Partnership’s net assets of $14,308,949 was attributable to net loss through its investment in the Master Fund of $8,788,003 and withdrawals of $6,628,012 which were partially offset by contributions of $1,107,066.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2023 decreased $21 relative to the corresponding period in 2022. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2023, relative to the corresponding period in 2022.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2023 decreased $52,645 relative to the corresponding period in 2022. The decrease was due to a decrease in the trading volume during the six months ended June 30, 2023, relative to the corresponding period in 2022.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the six months ended June 30, 2023 increased $236 relative to the corresponding period in 2022. The increase was due predominantly to a larger average net asset for the first two months of the year for Series A during the six months ended June 30, 2023, relative to the corresponding period in 2022.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2023 decreased $7,984 relative to the corresponding period in 2022. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2023, relative to the corresponding period in 2022.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2023 increased $2,157,532 relative to the corresponding period in 2022. The increase was due to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2023, relative to the corresponding period in 2022.

For the six months ended June 30, 2023, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $8,511,364 from trading operations (including foreign exchange transactions and translations). Management fees of $1,145,787, brokerage commissions of $270,832, selling commissions and platform fees of $1,142,915, administrative and operating expenses of $248,927, and custody fees and other expenses of $12,040. Interest income of $2,543,862 partially offset the Master Fund expenses allocated to the Partnership resulting in net loss of $8,788,003.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.29%
Energies	(5.39)%
Grains	(0.18)%
Interest rates	(3.06)%
Livestock	0.06%
Metals	0.08%
Softs	0.10%
Stock indices	1.27%
Trading loss*	(5.83)%

*	Percentage of the Partnership Capital

MANAGEMENT DISCUSSION – 2023

Three months ended June 30, 2023

The Partnership was profitable during the quarter as gains from trading financial futures and currency forwards outpaced losses from trading energy futures. Trading of non-energy commodity futures was nearly flat.

Diverging narratives concerning the future paths of growth, inflation and monetary policy within and across various economic regions, including the U.S., Europe, China, and Asia (excluding China), and the bifurcation between weakening manufacturing and booming service sectors globally contributed to rattled financial and commodity markets during most of the quarter. U.S. regional banking stresses, political discussions around the U.S. debt ceiling, a late June spike of hawkish activity by global central banks and the attempted coup by the Wagner Group in Russia also contributed to market turmoil.

Interest rate volatility remained elevated during the quarter as persistent global inflation leant support to increased rates while concerns about slowing growth and/or a recession weakened the push for rate increases. Market participants expressed some uncertainty about how central banks would respond to strong inflation, labor markets and consumer spending in the U.S. and Europe, juxtaposed against weaker than expected growth in China and slowing manufacturing globally. Developed market central banks enacted higher official interest rates and more hawkish policy. Consequently, interest rates rose and short positions in U.S., European, British, Canadian and Australian interest rate futures, particularly shorter-term futures, were quite profitable. On the other hand, short positions in French, Italian and German longer-term interest rate futures posted small partially offsetting losses.

Stocks were unsettled with widely divergent results by region, sector and individual security during the quarter amid divergent views about inflation, monetary policy, growth and earnings. In Japan, strong domestic demand and the de-risking and friend-shoring of supply chains seemingly contributed to the strength of Japanese stocks, and long positions in Japanese equity index futures were profitable, as was a long Taiwanese stock index futures trade. Trading of European equity index futures—German, French, British, Spanish and Italian—also posted gains. Short VIX and VSTOXX volatility index futures were also profitable. On the other hand, excitement about AI and tech, persistently strong consumer spending, and investor optimism about a soft or no landing U.S. growth scenario seemed to support U.S. stocks, and short positions in U.S. equity futures registered losses. Trading of China-related equity index futures was also slightly negative. A short Brazilian equity index trade was also unprofitable as equity futures rose amid the fiscal policy outlook and inflation expectations improving in Brazil.

Foreign exchange trading was mixed but quite profitable. A long position in the high yield Brazilian real versus the U.S. dollar and a short position in the low yield Japanese yen versus the U.S. dollar were particularly profitable. Long positions in high yield Polish, Mexican and Chilean currencies against the U.S. dollar were also profitable. Trading the U.S. dollar against the United Kingdom pound sterling and South African rand also registered gains. On the other hand, short U.S. dollar trades versus the European Union euro, Israeli shekel and New Zealand dollar and long U.S. dollar trades versus the Canadian dollar, Korean won, and Swedish krona posted partially offsetting losses.

Crude oil and crude product prices were impacted by conflicting forces during the quarter. Fears of sluggish global growth, particularly in China, and evidence that diesel and gasoline demand was being negatively impacted by increasing EV usage and government fuel economy standards contributed to down prices, while the U.S. outlook, continuing production cuts from Organization of the Petroleum Exporting Countries (“OPEC+”) and news that the U.S. was commencing a rebuild of its strategic petroleum reserve seemed to support prices. Overall prices did decline during the quarter and long positions in Brent crude and WTI crude, and trading of RBOB gasoline, London gas oil and heating oil were unprofitable. Following the sharp declines in natural gas prices during the first quarter amid weak demand, larger-than-usual inventories and mild weather, prices and demand increased during the second quarter amid unexpectedly hot weather in Europe and the U.S., especially in June. Hence, short U.S. and European natural gas positions were slightly unprofitable for the quarter.

Finally, small gains from trading soft and livestock commodity futures were largely offset by small losses from trading metal and grain futures.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at June 30, 2023 and December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On April 1, 2023, May 1, 2023, and June 1, 2023, the Partnership sold Units to new and existing limited partners of $82,513, $120,093, and $448,358. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, and Series D limited partners during the three months ended June 30, 2023. There were no Series B, Series C, and Series E redemptions.

	Series A		Series D
Date of Withdrawal	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit
April 30, 2023	(121.5932)	$1,207.21	(247.1230)	$1,401.62
May 31, 2023	(74.4153)	1,206.66	(118.6998)	1,402.43
June 30, 2023	(2,056.9367)	1,236.29	(1,357.0573)	1,438.37

Total	(2,252.9452)		(1,722.8801)

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
General Partner

Date: August 14, 2023

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)