Form 10-Q
period 2023-09-30
Millburn Multi-Markets Fund L.P.
filed 2023-11-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2023

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

Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.

Financial statements

As of and for the three and nine months ended September 30, 2023 and 2022 (unaudited)

(a)	At September 30, 2023 (unaudited) and December 31, 2022
(b)	For the nine months ended September 30, 2023 and 2022 (unaudited)
(c)	For the three and nine months ended September 30, 2023 and 2022 (unaudited)

i

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$139,823,140	$143,276,896
Due from the Master Fund	645,802	484,354
Cash and cash equivalents	3,975	400,119

Total assets	$140,472,917	$144,161,369

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$3,677	$400,000
Capital withdrawals payable to Limited Partners	645,802	484,354
Other liabilities	298	119

Total liabilities	649,777	884,473

PARTNERS’ CAPITAL:
General Partner	3,436,603	3,216,369

Limited partners:
Series A (87,503.4582 and 90,460.9714 units outstanding)	118,986,866	119,302,999
Series B (4,713.4592 and 4,884.6100 units outstanding)	7,949,327	7,896,417
Series C (2,443.2450 and 2,701.6303 units outstanding)	4,204,183	4,456,048
Series D (3,255.9532 and 5,512.0257 units outstanding)	5,155,692	8,405,063
Series E (83.1700 and 0 units outstanding)	90,469	-

Total limited partners	136,386,537	140,060,527

Total partners’ capital	139,823,140	143,276,896

TOTAL	$140,472,917	$144,161,369

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,359.80	$1,318.83
Series B	$1,686.52	$1,616.59
Series C	$1,720.74	$1,649.39
Series D	$1,583.47	$1,524.86
Series E *	$1,087.76	$-

*	Series E had a beginning unit value of $1,000.00 as of March 1, 2023

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30,	September 30,
	2023	2022
INVESTMENT INCOME:
Interest income	$2,098	$123
Interest income, net (allocated from the Master Fund)(1)	1,575,624	578,365

Total investment income	1,577,722	578,488

EXPENSES:
Management fees (allocated from the Master Fund)(1)	571,508	611,932
Brokerage commissions (allocated from the Master Fund)(1)	128,022	136,227
Selling commissions and platform fees (allocated from the Master Fund)(1)	575,998	607,573
Administrative and operating expenses (allocated from the Master Fund)(1)	160,493	141,924
Custody fees and other expenses (allocated from the Master Fund)(1)	5,908	5,644

Total expenses	1,441,929	1,503,300

NET INVESTMENT INCOME (LOSS)	135,793	(924,812)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND(1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	11,208,120	10,711,547
Foreign exchange transaction	(111,494)	93,895
Net change in unrealized:
Futures and forward currency contracts	2,557,086	(1,211,375)
Foreign exchange translation	59,284	(59,368)
Net gains (losses) from U.S. Treasury notes:
Realized	(32,404)	(51,586)
Net change in unrealized	121,665	(309,424)

Net realized and unrealized gains allocated from the Master Fund	13,802,257	9,173,689

NET INCOME	13,938,050	8,248,877

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	1,088,761	1,610,770

NET INCOME AFTER PROFIT SHARE	$12,849,289	$6,638,107

NET INCOME PER UNIT OUTSTANDING:
Series A	$123.51	$58.80
Series B	$155.92	$78.93
Series C	$159.08	$80.53
Series D	$145.10	$72.77
Series E*	$115.38	$-

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.

*	Series E commenced on March 1, 2023

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2023	2022
INVESTMENT INCOME:
Interest income	$2,447	$273
Interest income, net (allocated from the Master Fund)(1)	4,119,137	964,346

Total investment income	4,121,584	964,619

EXPENSES:
Management fees (allocated from the Master Fund)(1)	1,717,295	1,757,740
Brokerage commissions (allocated from the Master Fund)(1)	398,854	459,704
Selling commissions and platform fees (allocated from the Master Fund)(1)	1,718,913	1,750,252
Administrative and operating expenses (allocated from the Master Fund)(1)	409,420	398,835
Custody fees and other expenses (allocated from the Master Fund)(1)	17,948	17,545

Total expenses	4,262,430	4,384,076

NET INVESTMENT LOSS	(140,846)	(3,419,457)

REALIZED AND UNREALIZED GAINS (LOSSES) ALLOCATED FROM THE MASTER FUND(1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	6,048,644	25,664,741
Foreign exchange transaction	(261,499)	(21,407)
Net change in unrealized:
Futures and forward currency contracts	(965,836)	4,224,188
Foreign exchange translation	79,309	(62,823)
Net gains (losses) from U.S. Treasury notes:
Realized	(72,547)	(69,124)
Net change in unrealized	462,822	(902,688)

Net realized and unrealized gains allocated from the Master Fund	5,290,893	28,832,887

NET INCOME	5,150,047	25,413,430

LESS PROFIT SHARE ALLOCATION FROM THE MASTER FUND	1,088,761	2,817,992

NET INCOME AFTER PROFIT SHARE	$4,061,286	$22,595,438

NET INCOME PER UNIT OUTSTANDING:
Series A	$40.97	$207.28
Series B	$69.93	$259.06
Series C	$71.35	$264.31
Series D	$58.61	$229.87
Series E*	$87.76	$-

(1)	The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.

*	Series E commenced on March 1, 2023

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the nine months ended September 30, 2023 and 2022

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Series E*		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL — January 1, 2023	$3,216,369	$119,302,999	90,460.9714	$7,896,417	4,884.6100	$4,456,048	2,701.6303	$8,405,063	5,512.0257	$-	-	$143,276,896

Capital contributions	-	600,000	469.0456	150,000	100.6155	120,000	78.8599	199,000	141.5260	82,002	83.1700	1,151,002
Capital withdrawals	-	(4,263,972)	(3,426.5588)	(418,166)	(271.7663)	(564,234)	(337.2452)	(3,419,672)	(2,397.5985)	-	-	(8,666,044)
Net income before profit share	220,234	4,250,302	-	406,994	-	242,092	-	21,958	-	8,467	-	5,150,047
Profit share		(902,463)	-	(85,918)	-	(49,723)	-	(50,657)	-	-	-	(1,088,761)
PARTNERS’ CAPITAL — September 30, 2023	$3,436,603	$118,986,866	87,503.4582	$7,949,327	4,713.4592	$4,204,183	2,443.2450	$5,155,692	3,255.9532	$90,469	83.1700	$139,823,140

Net Asset Value per Unit at September 30, 2023			$1,359.80		$1,686.52		$1,720.74		$1,583.47		$1,087.76

	General	Limited Partners
	Partner	Series A		Series B		Series C		Series D		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL — January 1, 2022	$2,667,014	$105,051,882	91,525.4967	$6,954,675	4,982.8851	$3,469,370	2,436.2995	$9,933,216	7,448.6560	$128,076,157

Capital contributions	-	4,400,000	3,479.1302	40,000	29.4878	1,335,000	865.3567	375,000	253.6190	6,150,000
Capital withdrawals	-	(3,707,103)	(3,097.0912)	(193,838)	(127.7629)	(679,554)	(491.0000)	(2,708,671)	(2,029.9071)	(7,289,166)
Net income before profit share	627,804	20,960,265	-	1,512,431	-	740,875	-	1,572,055	-	25,413,430
Profit share	-	(2,164,009)	-	(230,372)	-	(120,337)	-	(303,274)	-	(2,817,992)
PARTNERS’ CAPITAL — September 30, 2022	$3,294,818	$124,541,035	91,907.5357	$8,082,896	4,884.6100	$4,745,354	2,810.6562	$8,868,326	5,672.3679	$149,532,429

Net Asset Value per Unit at September 30, 2022			$1,355.07		$1,654.77		$1,688.34		$1,563.43

*	Series E had a beginning unit value of $1,000.00 as of March 1, 2023

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2023

The following information presents per unit operating performance data for each series for the three months ended September 30, 2023.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E (7)
NET ASSET VALUE PER UNIT — Beginning of period	$1,236.29	$1,530.60	$1,561.66	$1,438.37	$972.38

INCOME ALLOCATED FROM THE MASTER FUND:
Net investment income(1)	0.24	8.29	8.54	4.12	10.57
Total trading and investing gains(1)	133.32	165.49	169.36	152.16	104.81

Net income before profit share allocation from the Master Fund	133.56	173.78	177.90	156.28	115.38

Less: profit share allocation from the Master Fund(1)(6)	10.05	17.86	18.82	11.18	0.00

Net income from operations after profit share allocation from the Master Fund	123.51	155.92	159.08	145.10	115.38

NET ASSET VALUE PER UNIT — End of period	$1,359.80	$1,686.52	$1,720.74	$1,583.47	$1,087.76

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	10.79%	11.32%	11.32%	11.12%	11.87%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)(6)	0.80	1.13	1.13	1.03	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	9.99%	10.19%	10.19%	10.09%	11.87%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses(3)(4)(5)	4.65%	2.64%	2.64%	3.40%	0.88%
Profit share allocation from the Master Fund(2)(6)	0.80	1.13	1.13	1.03	0.00

Total expenses	5.45%	3.77%	3.77%	4.43%	0.88%

Net investment income(3) (4)(5)	0.09%	2.09%	2.09%	1.34%	3.84%

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2023

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2023.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E(7)
NET ASSET VALUE PER UNIT — Beginning of period	$1,318.83	$1,616.59	$1,649.39	$1,524.86	$1,000.00

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (loss)(1)	(4.32)	17.84	18.29	7.63	26.11
Total trading and investing gains(1)	55.34	69.95	71.88	62.16	61.65

Net income before profit share allocation from the Master Fund	51.02	87.79	90.17	69.79	87.76

Less: profit share allocation from the Master Fund(1)(6)	10.05	17.86	18.82	11.18	0.00

Net income from operations after profit share allocation from the Master Fund	40.97	69.93	71.35	58.61	87.76

NET ASSET VALUE PER UNIT — End of period	$1,359.80	$1,686.52	$1,720.74	$1,583.47	$1,087.76

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	3.91%	5.49%	5.49%	4.61%	8.78%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)(6)	0.80	1.16	1.16	0.77	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	3.11%	4.33%	4.33%	3.84%	8.78%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses(3)(4)(5)	4.58%	2.58%	2.58%	3.32%	0.83%
Profit share allocation from the Master Fund(2)(6)	0.80	1.16	1.16	0.77	0.00

Total expenses	5.38%	3.74%	3.74%	4.09%	0.83%

Net investment income (loss)(3)(4)(5)	(0.46)%	1.54%	1.54%	0.70%	3.56%

(1)	The net investment income (loss) per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.
(7)	Initial offering price for Series E was $1,000 as of March 1, 2023.

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2022

The following information presents per unit operating performance data for each series for the three months ended September 30, 2022.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D
NET ASSET VALUE PER UNIT — Beginning of period	$1,296.27	$1,575.84	$1,607.81	$1,490.66

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss(1)	(9.40)	(3.71)	(3.15)	(6.50)
Total trading and investing gains(1)	82.97	102.32	105.49	97.23

Net income before profit share allocation from the Master Fund	73.57	98.61	102.34	90.73

Less: profit share allocation from the Master Fund(1)(6)	14.77	19.68	21.81	17.96

Net income from operations after profit share allocation from the Master Fund	58.80	78.93	80.53	72.77

NET ASSET VALUE PER UNIT — End of period	$1,355.07	$1,654.77	$1,688.34	$1,563.43

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	5.69%	6.32%	6.32%	6.10%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)(6)	1.15	1.31	1.31	1.22

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	4.54%	5.01%	5.01%	4.88%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses(3)(4)(5)	4.58%	2.58%	2.58%	3.36%
Profit share allocation from the Master Fund(2)(6)	1.15	1.31	1.31	1.22

Total expenses	5.73%	3.89%	3.89%	4.58%

Net investment loss(3)(4)(5)	(2.94)%	(0.94)%	(0.94)%	(1.70)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2022

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2022.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D
NET ASSET VALUE PER UNIT — Beginning of period	$1,147.79	$1,395.71	$1,424.03	$1,333.56

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment loss(1)	(34.09)	(19.04)	(18.61)	(26.68)
Total trading and investing gains(1)	265.01	324.74	333.07	306.64

Net income before profit share allocation from the Master Fund	230.92	305.70	314.46	279.96

Less: profit share allocation from the Master Fund(1)(6)	23.64	46.64	50.15	50.09

Net income from operations after profit share allocation from the Master Fund	207.28	259.06	264.31	229.87

NET ASSET VALUE PER UNIT — End of period	$1,355.07	$1,654.77	$1,688.34	$1,563.43

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	19.97%	21.82%	21.82%	20.76%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)(6)	1.91	3.26	3.26	3.52

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND(2)	18.06%	18.56%	18.56%	17.24%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses(3)(4)(5)	4.62%	2.63%	2.63%	3.41%
Profit share allocation from the Master Fund(2)(6)	1.91	3.26	3.26	3.52

Total expenses	6.53%	5.89%	5.89%	6.93%

Net investment loss(3)(4)(5)	(3.68)%	(1.61)%	(1.61)%	(2.50)%

(1)	The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Not Annualized.
(3)	Annualized.
(4)	Includes the Partnership’s proportionate share of income (if applicable) and expenses allocated from the Master Fund.
(5)	Excludes profit share allocation from the Master Fund.
(6)	Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements (Unaudited)	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at September 30, 2023 (unaudited) and December 31, 2022 and the results of its operations for the three and nine months ended September 30, 2023 and 2022 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2023 and December 31, 2022 was 30.22% and 31.44%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2023 and December 31, 2022, there were no redemption charges owed to the General Partner.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Series A	88,158.066	92,027.045	89,780.642	91,548.490
Series B	4,769.893	4,894.931	4,810.918	4,939.315
Series C	2,673.512	2,746.504	2,642.037	2,399.748
Series D	3,294.702	5,713.954	4,532.642	6,054.670
Series E	79.781	-	71.733	-

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from October 1, 2023 to November 13, 2023, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

Millburn Multi-Markets Trading L.P.

Financial statements

As of and for the three and nine months ended September 30, 2023 and 2022 (unaudited)

(a)	At September 30, 2023 (unaudited) and December 31, 2022
(b)	For the nine months ended September 30, 2023 and 2022 (unaudited)
(c)	For the three and nine months ended September 30, 2023 and 2022 (unaudited)

ii

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost $91,986,893 and $89,349,095)	$91,684,741	$88,701,332
Net unrealized appreciation on open futures and forward currency contracts	21,015,042	22,685,702
Due from brokers, net	11,307,267	20,495,996
Cash denominated in foreign currencies (cost $34,364 and $4,434)	33,463	4,701

Total equity in trading accounts	124,040,513	131,887,731

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost $342,050,999 and $309,961,675)	341,649,007	308,402,203

CASH AND CASH EQUIVALENTS	15,376,381	33,987,736

ACCRUED INTEREST RECEIVABLE	2,988,835	2,250,451

OTHER ASSETS	398	219

TOTAL	$484,055,134	$476,528,340

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$418,537	$-
Cash overdrafts denominated in foreign currencies (cost $5,646,089 and $5,261,847)	5,560,634	5,438,253
Subscriptions received in advance	112,677	575,000
Capital withdrawals payable to Limited Partners	9,003,496	1,287,624
Capital withdrawal payable to General Partner	-	12,464,726
Management fee payable	455,109	451,041
Selling commissions payable	203,533	206,886
Accrued expenses	323,006	346,648
Commissions and other trading fees on open futures contracts	29,900	37,972
Accrued profit share	5,330,048	-

Total liabilities	21,436,940	20,808,150

PARTNERS’ CAPITAL	462,618,194	455,720,190

TOTAL	$484,055,134	$476,528,340

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
September 30, 2023

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$5,375
Energies	0.39	1,789,351
Grains	(0.01)	(64,700)
Interest rates	(0.01)	(54,902)
Livestock	(0.02)	(63,010)
Metals	0.25	1,174,279
Softs	(0.01)	(34,770)
Stock indices	(0.09)	(426,209)

Total long futures contracts	0.50	2,325,414

Short futures contracts:
Currencies	0.07	330,440
Energies	0.02	102,097
Grains	0.37	1,721,363
Interest rates:
2 Year U.S. Treasury Note (1,616 contracts, settlement date December 2023)	0.20	918,500
5 Year U.S. Treasury Note (971 contracts, settlement date December 2023)	0.01	46,664
30 Year U.S. Treasury Note (334 contracts, settlement date December 2023)	0.19	900,031
Other interest rates	2.74	12,661,525

Total interest rates	3.14	14,526,720

Metals	0.31	1,435,838
Softs	0.08	348,176
Stock indices	(0.02)	(89,790)

Total short futures contracts	3.97	18,374,844

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	4.47	20,700,258

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.89)	(4,139,247)
Total short forward currency contracts	0.87	4,035,494

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.02)	(103,753)

TOTAL	4.45%	$20,596,505

(Continued)

Millburn Multi-Markets Trading L.P.
Condensed Schedule of Investments (UNAUDITED)
September 30, 2023

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value
106,020,000	U.S. Treasury notes, 2.750%, 11/15/2023	22.85%	$105,688,688
110,680,000	U.S. Treasury notes, 2.750%, 02/15/2024	23.69	109,579,685
111,530,000	U.S. Treasury notes, 2.500%, 05/15/2024	23.67	109,515,054
111,490,000	U.S. Treasury notes, 2.375%, 08/15/2024	23.46	108,550,321
	Total investments in U.S. Treasury notes (amortized cost $434,037,892)	93.67%	$433,333,748

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2022

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation (Depreciation) as a % of Partners’ Capital	Net Unrealized Appreciation (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$51,834
Energies	0.91	4,130,190
Grains	0.09	400,196
Interest rates	(0.04)	(183,318)
Livestock	(0.00)	(25,990)
Metals	0.17	788,340
Softs	(0.02)	(89,566)
Stock indices	(0.06)	(262,708)

Total long futures contracts	1.06	4,808,978

Short futures contracts:
Currencies	0.00	(19,221)
Energies	0.66	2,993,111
Grains	(0.02)	(100,750)
Interest rates:
2 Year U.S. Treasury Note (779 contracts, settlement date March 2023)	0.06	275,407
30 Year U.S. Treasury Bond (260 contracts, settlement date March 2023)	0.01	46,531
Other interest rates	2.86	13,022,545

Total interest rates	2.93	13,344,483

Metals	(0.15)	(650,216)
Softs	(0.01)	(35,000)
Stock indices	0.03	139,034

Total short futures contracts	3.44	15,671,441

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	4.50	20,480,419

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.06	4,825,541
Total short forward currency contracts	(0.58)	(2,620,258)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.48	2,205,283

TOTAL	4.98%	$22,685,702

(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2022

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners’ Capital	Fair Value
77,590,000	U.S. Treasury notes, 2.000%, 02/15/2023	16.98%	$77,385,416
121,340,000	U.S. Treasury notes, 1.750%, 05/15/2023	26.35	120,074,462
87,490,000	U.S. Treasury notes, 2.500%, 08/15/2023	18.94	86,293,848
115,300,000	U.S. Treasury notes, 2.750%, 11/15/2023	24.87	113,349,809
	Total investments in U.S. Treasury notes (amortized cost $399,310,770)	87.14%	$397,103,535

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30,	September 30,
	2023	2022
INVESTMENT INCOME — Interest income, net	$5,344,898	$1,957,682

EXPENSES:
Brokerage commissions	434,130	453,610
Management fees	1,294,773	1,330,968
Selling commissions and platform fees	576,002	607,578
Administrative and operating expenses	318,189	300,446
Custody fees and other expenses	20,083	19,312

Total expenses	2,643,177	2,711,914

NET INVESTMENT INCOME (LOSS)	2,701,721	(754,232)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	38,492,519	34,424,853
Foreign exchange transaction	(347,005)	287,478
Net change in unrealized:
Futures and forward currency contracts	7,949,340	(1,003,554)
Foreign exchange translation	170,511	(171,826)
Net gains (losses) from U.S. Treasury notes:
Realized	(109,550)	(176,504)
Net change in unrealized	411,769	(1,060,664)

Total net realized and unrealized gains	46,567,584	32,299,783

NET INCOME	49,269,305	31,545,551

LESS PROFIT SHARE TO GENERAL PARTNER	5,285,625	6,792,032

NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$43,983,680	$24,753,519

See notes to financial statements (Unaudited)	(Continued)

Millburn Multi-Markets Trading L.P.

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2023	2022
INVESTMENT INCOME — Interest income, net	$13,663,627	$3,171,308

EXPENSES:
Brokerage commissions	1,316,326	1,473,074
Management fees	3,818,167	3,647,256
Selling commissions and platform fees	1,718,930	1,750,268
Administrative and operating expenses	851,112	829,218
Custody fees and other expenses	59,079	56,943

Total expenses	7,763,614	7,756,759

NET INVESTMENT INCOME (LOSS)	5,900,013	(4,585,451)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	21,877,550	81,075,337
Foreign exchange transaction	(859,560)	(73,337)
Net change in unrealized:
Futures and forward currency contracts	(2,089,197)	15,063,885
Foreign exchange translation	260,693	(187,787)
Net gains (losses) from U.S. Treasury notes:
Realized	(237,850)	(231,364)
Net change in unrealized	1,503,091	(2,933,500)

Total net realized and unrealized gains	20,454,727	92,713,234

NET INCOME	26,354,740	88,127,783

LESS PROFIT SHARE TO GENERAL PARTNER	5,390,027	15,141,063

NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$20,964,713	$72,986,720

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (UNAUDITED)

For the nine months ended September 30, 2023

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL — January 1, 2023	$454,468,058	$-	$1,252,132	$455,720,190
Contributions	133,447,231	59,979	-	133,507,210
Withdrawals	(147,573,919)	-	-	(147,573,919)
Net income before profit share	26,259,136	7,173	88,431	26,354,740
General Partner’s allocation - profit share	(5,390,027)	-	-	(5,390,027)

PARTNERS’ CAPITAL — September 30, 2023	$461,210,479	$67,152	$1,340,563	$462,618,194

For the nine months ended September 30, 2022

	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL — January 1, 2022	$398,976,730	$-	$1,035,802	$400,012,532
Contributions	49,287,600	101,834	-	49,389,434
Withdrawals	(56,062,326)	-	-	(56,062,326)
Net income before profit share	87,867,800	13,724	246,259	88,127,783
General Partner’s allocation - profit share	(15,141,063)	-	-	(15,141,063)

PARTNERS’ CAPITAL — September 30, 2022	$464,928,741	$115,558	$1,282,061	$466,326,360

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Total return before General Partner profit share allocation(3)	11.42%	6.35%	5.72%	21.91%

Less: General Partner profit share allocation(3)	1.15	1.28	1.19	3.13

Total return after General Partner profit share allocation(3)	10.27%	5.07%	4.53%	18.78%

Ratios to average net asset value:
Expenses(1)(4)	2.29%	2.28%	2.31%	2.38%
General Partner profit share allocation(3)	1.15	1.28	1.19	3.13

Total expenses(1)	3.44%	3.56%	3.50%	5.51%

Net investment income (loss)(1)(2)(4)	2.38%	(0.68)%	1.81%	(1.45)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1)	Includes the Limited Partner’s proportionate share of expenses allocated from the Master Fund’s operations for the three and nine months ended September 30, 2023 and 2022.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (UNAUDITED)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Total return before General Partner profit share allocation(3)	11.31%	6.13%	5.74%	20.96%

Less: General Partner profit share allocation(3)	1.17	1.46	1.23	3.50

Total return after General Partner profit share allocation(3)	10.14%	4.67%	4.51%	17.46%

Ratios to average net asset value:
Expenses(1)(4)	2.32%	2.28%	2.36%	2.38%
General Partner profit share allocation(3)	1.17	1.46	1.23	3.50

Total expenses(1)	3.49%	3.74%	3.59%	5.88%

Net investment income (loss)(1)(2)(4)	2.35%	(0.64)%	1.77%	(1.42)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1)	Includes the Limited Partners’ proportionate share of expenses allocated from the Master Fund’s operations for the three and nine months ended September 30, 2023 and 2022.
(2)	Excludes General Partner profit share allocation and includes interest income.
(3)	Not Annualized.
(4)	Annualized.

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

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2023 (unaudited) and December 31, 2022 (audited) and the results of its operations for the three and nine months ended September 30, 2023 and 2022 (unaudited).

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At September 30, 2023 and December 31, 2022, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	September 30, 2023	December 31, 2022
Partnership	30.22%	31.44%
Cayman Feeder	53.89%	53.11%

Total	84.11%	84.55%

The capital withdrawals payable at September 30, 2023 and December 31, 2022 were $9,003,496 and $13,752,350, respectively, as detailed below.

	September 30, 2023	December 31, 2022
Direct investors(1)	$168,545	$13,267,996
Partnership	645,802	484,354
Cayman Feeder	8,189,149	-

Total	$9,003,496	$13,752,350

(1)	Includes General Partner’s profit share of $12,464,726 at December 31, 2022.

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

During the three and nine months ended September 30, 2023 and 2022, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of September 30, 2023 and December 31, 2022 in valuing the Master Fund’s investments at fair value. At September 30, 2023 and December 31, 2022, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2023

	Level 1	Level 2	Total
U.S. Treasury notes(1)	$433,333,748	$-	$433,333,748

Short-Term Money Market Fund*	15,126,381	-	15,126,381

Exchange-traded futures contracts
Currencies	335,815	-	335,815
Energies	1,891,448	-	1,891,448
Grains	1,656,663	-	1,656,663
Interest rates	14,471,818	-	14,471,818
Livestock	(63,010)	-	(63,010)
Metals	2,610,117	-	2,610,117
Softs	313,406	-	313,406
Stock indices	(515,999)	-	(515,999)

Total exchange-traded futures contracts	20,700,258	-	20,700,258

Over-the-counter forward currency contracts	-	(103,753)	(103,753)

Total futures and forward currency contracts(2)	20,700,258	(103,753)	20,596,505

Total financial assets and liabilities at fair value	$469,160,387	$(103,753)	$469,056,634

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral	$91,684,741
Investments in U.S. Treasury notes held in custody	341,649,007
Total investments in U.S. Treasury notes	$433,333,748

(2)
Net unrealized appreciation on open futures and forward currency contracts	$21,015,042
Net unrealized depreciation on open futures and forward currency contracts	(418,537)
Total net unrealized appreciation on open futures and forward currency contracts	$20,596,505

*	The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2022

	Level 1	Level 2	Total
U.S. Treasury notes(1)	$397,103,535	$-	$397,103,535

Short-Term Money Market Fund*	33,737,736	-	33,737,736

Exchange-traded futures contracts
Currencies	32,613	-	32,613
Energies	7,123,301	-	7,123,301
Grains	299,446	-	299,446
Interest rates	13,161,165	-	13,161,165
Livestock	(25,990)	-	(25,990)
Metals	138,124	-	138,124
Softs	(124,566)	-	(124,566)
Stock indices	(123,674)	-	(123,674)

Total exchange-traded futures contracts	20,480,419	-	20,480,419

Over-the-counter forward currency contracts	-	2,205,283	2,205,283

Total futures and forward currency contracts(2)	20,480,419	2,205,283	22,685,702

Total financial assets and liabilities at fair value	$451,321,690	$2,205,283	$453,526,973

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral	$88,701,332
Investments in U.S. Treasury notes	308,402,203
Total investments in U.S. Treasury notes	$397,103,535

(2)
Net unrealized appreciation on open futures and forward currency contracts	$22,685,702
Net unrealized depreciation on open futures and forward currency contracts	-
Total net unrealized appreciation on open futures and forward currency contracts	$22,685,702

*	The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2023 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2023 and December 31, 2022. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2023

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Currencies	$5,650	$(275)	$369,579	$(39,139)	$335,815
Energies	2,751,280	(961,929)	112,274	(10,177)	1,891,448
Grains	-	(64,700)	1,724,753	(3,390)	1,656,663
Interest rates	-	(54,902)	15,625,140	(1,098,420)	14,471,818
Livestock	-	(63,010)	-	-	(63,010)
Metals	1,566,863	(392,584)	3,004,189	(1,568,351)	2,610,117
Softs	190	(34,960)	351,837	(3,661)	313,406
Stock indices	70,023	(496,232)	793,698	(883,488)	(515,999)
Total futures contracts	4,394,006	(2,068,592)	21,981,470	(3,606,626)	20,700,258

Forward currency contracts	821,032	(4,960,279)	5,715,833	(1,680,339)	(103,753)

Total futures and forward currency contracts	$5,215,038	$(7,028,871)	$27,697,303	$(5,286,965)	$20,596,505

Fair value of futures and forward currency contracts at December 31, 2022

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized Gain (Loss) on Open
Sector	Gains	Losses	Gains	Losses	Positions
Futures contracts:
Currencies	$97,003	$(45,169)	$55	$(19,276)	$32,613
Energies	4,273,340	(143,150)	2,997,981	(4,870)	7,123,301
Grains	563,235	(163,039)	-	(100,750)	299,446
Interest rates	-	(183,318)	13,678,900	(334,417)	13,161,165
Livestock	830	(26,820)	-	-	(25,990)
Metals	1,351,092	(562,752)	542,450	(1,192,666)	138,124
Softs	336	(89,902)	49,611	(84,611)	(124,566)
Stock indices	105,622	(368,330)	483,041	(344,007)	(123,674)
Total futures contracts	6,391,458	(1,582,480)	17,752,038	(2,080,597)	20,480,419

Forward currency contracts	7,099,705	(2,274,164)	1,339,549	(3,959,807)	2,205,283

Total futures and forward currency contracts	$13,491,163	$(3,856,644)	$19,091,587	$(6,040,404)	$22,685,702

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and nine months ended September 30, 2023 and 2022 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2023 and 2022

Sector	Three months ended: September 30, 2023	Three months ended: September 30, 2022	Nine months ended: September 30, 2023	Nine months ended: September 30, 2022
Futures contracts:
Currencies	$251,529	$1,238,025	$1,742,500	$2,667,020
Energies	22,315,642	(16,749,888)	(1,695,209)	24,463,695
Grains	1,362,094	(3,764,119)	532,645	(1,853,820)
Interest rates	23,522,867	35,783,505	10,014,018	18,384,062
Livestock	(4,940)	(130,210)	199,970	18,270
Metals	3,544,059	1,355,361	3,834,265	(457,066)
Softs	(187,991)	(1,337,557)	162,578	(632,391)
Stock indices	(3,245,872)	9,432,416	2,036,714	33,019,541
Total futures contracts	47,557,388	25,827,533	16,827,481	75,609,311

Forward currency contracts	(1,115,529)	7,593,766	2,960,872	20,529,911

Total futures and forward currency contracts	$46,441,859	$33,421,299	$19,788,353	$96,139,222

For the three months ended September 30, 2023 and 2022, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2023	2022
Average bought	55,139	60,057
Average sold	58,765	64,667
Average notional	$3,603,000,000	$3,268,000,000

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

The following tables represent gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2023 and December 31, 2022.

Offsetting of derivative assets and liabilities at September 30, 2023

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty C	$2,090,229	$(1,151,397)	$938,832
Counterparty J	3,512,371	(201,358)	3,311,013
Counterparty L	20,772,876	(4,322,463)	16,450,413
Total futures contracts	26,375,476	(5,675,218)	20,700,258

Forward currency contracts
Counterparty G	3,060,572	(2,745,788)	314,784
Total forward currency contracts	3,060,572	(2,745,788)	314,784

Total assets	$29,436,048	$(8,421,006)	$21,015,042

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Counterparty K	$3,894,830	$(3,476,293)	$418,537
Total forward currency contracts	3,894,830	(3,476,293)	418,537

Total liabilities	$3,894,830	$(3,476,293)	$418,537

		Amounts Not Offset in the Statements of Financial Condition

Counterparty	Net amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)
Counterparty C	$938,832	$-	$(938,832)	$-
Counterparty J	3,311,013	-	(3,311,013)	-
Counterparty L	16,450,413	-	(16,450,413)	-
Counterparty G	314,784	-	-	314,784

Total	$21,015,042	$-	$(20,700,258)	$314,784

		Amounts Not Offset in the Statements of Financial Condition

Counterparty	Net amounts of Liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)
Counterparty K	$418,537	$-	$418,537	$-

Total	$418,537	$-	$418,537	$-

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statements of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2023.
(4)	Net amount represents the amount that is owed to each counterparty as of September 30, 2023.

Offsetting of derivative assets and liabilities at December 31, 2022

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$2,201,296	$(739,360)	$1,461,936
Counterparty J	918,116	(400,150)	517,966
Counterparty L	21,024,084	(2,523,567)	18,500,517
Total futures contracts	24,143,496	(3,663,077)	20,480,419

Forward currency contracts
Counterparty G	2,976,865	(2,194,130)	782,735
Counterparty K	5,462,389	(4,039,841)	1,422,548
Total forward currency contracts	8,439,254	(6,233,971)	2,205,283

Total assets	$32,582,750	$(9,897,048)	$22,685,702

		Amounts Not Offset in the Statements of Financial Condition

Counterparty	Net amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)
Counterparty C	$1,461,936	$-	$(1,461,936)	$-
Counterparty J	517,966	-	(517,966)	-
Counterparty L	18,500,517	-	(18,500,517)	-
Counterparty G	782,735	-	-	782,735
Counterparty K	1,422,548	-	-	1,422,548

Total	$22,685,702	$-	$(20,480,419)	$2,205,283

(1)	Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2022.

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

The Master Fund’s forward currency trading activities are cleared by DB and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $29,160,737 and $37,114,394 at September 30, 2023 and December 31, 2022, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2023 and 2022. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended: September 30, 2023	Three months ended: September 30, 2022
Profit share earned	$59,979	$28,655
Reversal of profit share(1)	(104,402)	(8,275,852)
Profit share accrued	5,330,048	15,039,229

Total profit share	$5,285,625	$6,792,032

	Nine months ended: September 30, 2023	Nine months ended: September 30, 2022
Profit share earned	$59,979	$101,834
Profit share accrued	5,330,048	15,039,229

Total profit share	$5,390,027	$15,141,063

(1)	Reversal of profit share occurring on July 1st.

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

7. SUBSEQUENT EVENTS

During the period from October 1, 2023 to November 13, 2023, contributions of $2,458,531 were made to the Master Fund. The General Partner has performed its evaluation of subsequent events through November 13, 2023, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through September 30, 2023, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2023

Total
Partners’
Capital of the
Month Ended:	Partnership
September 30, 2023	$139,823,140
June 30, 2023	128,967,947
December 31, 2022	143,276,896

	Three Months	Nine Months
Change in Partners’ Capital	$10,855,193	$(3,453,756)
Percent Change	8.42%	(2.41)%

THREE MONTHS ENDED SEPTEMBER 30, 2023

The increase in the Partnership’s net assets of $10,855,193 was attributable to net income after profit share through its investment in the Master Fund of $12,849,289 and contributions of $43,936 which was offset by withdrawals of $2,038,032.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2023 decreased $40,424 relative to the corresponding period in 2022. The decrease was due predominantly to a decrease in the average net asset value of Series D during the three months ended September 30, 2023, relative to the corresponding period in 2022.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2023 decreased $8,205 relative to the corresponding period in 2022. The decrease was due to lower trading volume during the three months ended September 30, 2023, relative to the corresponding period in 2022.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended September 30, 2023 decreased $31,575 relative to the corresponding period in 2022. The decrease was due predominantly to a decrease in the average net asset value of Series D during the three months ended September 30, 2023, relative to the corresponding period in 2022.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2023 increased $18,569 relative to the corresponding period in 2022. The increase was due predominantly to an increase in legal costs during the three months ended September 30, 2023, relative to the corresponding period in 2022.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2023 increased $997,259 relative to the corresponding period in 2022. The increase was due to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2023, relative to the corresponding period in 2022.

For the three months ended September 30, 2023, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $13,802,257 from trading operations (including foreign exchange transactions and translations). Management fees of $571,508, brokerage commissions of $128,022, selling commissions and platform fees of $575,998, administrative and operating expenses of $160,493, custody fees and other expenses of $5,908 and profit share of $1,088,761 was paid or accrued. Interest income of $1,577,722 offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $12,849,289.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(0.20)%
Energies	5.18%
Grains	0.32%
Interest rates	5.35%
Livestock	0.01%
Metals	0.81%
Softs	(0.04)%
Stock indices	(0.74)%
Trading gain*	10.69%

*	Percentage of the Partnership Capital

NINE MONTHS ENDED SEPTEMBER 30, 2023

The decrease in the Partnership’s net assets of $3,453,756 was attributable to withdrawals of $8,666,044 which was partially offset by net income after profit share through its investment in the Master Fund of $4,061,286 and contributions of $1,151,002.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2023 decreased $40,445 relative to the corresponding period in 2022. The decrease was due predominantly to a decrease in the average net asset value of Series D during the nine months ended September 30, 2023, relative to the corresponding period in 2022.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2023 decreased $60,850 relative to the corresponding period in 2022. The decrease was due to lower trading volume during the nine months ended September 30, 2023, relative to the corresponding period in 2022.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the nine months ended September 30, 2023 decreased $31,339 relative to the corresponding period in 2022. The decrease was due predominantly to a decrease in the average net asset value of Series D during the nine months ended September 30, 2023, relative to the corresponding period in 2022.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2023 increased $10,585 relative to the corresponding period in 2022. The increase was due predominantly to an increase in legal costs during the nine months ended September 30, 2023, relative to the corresponding period in 2022.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2023 increased $3,154,791 relative to the corresponding period in 2022. The increase was due to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2023, relative to the corresponding period in 2022.

For the nine months ended September 30, 2023, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $5,290,893 from trading operations (including foreign exchange transactions and translations). Management fees of $1,717,295, brokerage commissions of $398,854, selling commissions and platform fees of $1,718,913, administrative and operating expenses of $409,420, custody fees and other expenses of $17,948 and a profit share of $1,088,761 was paid or accrued. Interest income of $4,121,584 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $4,061,286.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.07%
Energies	(0.50)%
Grains	0.12%
Interest rates	2.11%
Livestock	0.05%
Metals	0.88%
Softs	0.04%
Stock indices	0.51%
Trading gain*	4.28%

*	Percentage of the Partnership Capital

MANAGEMENT DISCUSSION – 2023

Three months ended September 30, 2023

The Partnership was profitable during the quarter predominantly due to sizable gains from long energy futures positions and short interest rate futures positions Elsewhere, the profit from trading non-energy commodity futures was largely offset by the loss from trading equity index futures. Currency trading was mixed and flat for the quarter.

Crude oil prices, underpinned by tightening global supplies and optimism about Chinese demand for refining, advanced sharply during the quarter, with Brent crude climbing from around $75/barrel at the start of July to about $93/barrel at end September. Voluntary output cuts by Saudi Arabia and Russia that were extended to yearend 2023 tightened the supply outlook and drained inventories, and OPEC+ indicated a willingness to take further action to support the oil market if needed. Hence, long Brent crude and WTI crude positions were profitable. A long heating oil position was profitable as prices were buoyed by seasonal pre-winter demand for inventory building. A long London gas oil trade was profitable as solid industrial and transportation demand underpinned distillate prices, particularly after Russia announced a diesel export ban in late September.

Developed market central banks, led by the Federal Reserve, continued to raise official interest rates during the quarter, and even when pauses in hiking cycles did occur they were viewed as hawkish since they included strong indications that developed markets central banks will keep interest rates higher for longer to get inflation under control, particularly in the face of sharp increases in energy prices and rising fiscal needs in the U.S. and Europe. Adjustments to Japan’s yield curve control program also underpinned higher interest rates globally during the quarter.

On the other hand, signs of easing inflation in the U.S. and Eurozone on the last trading day of September did reduce the quarter’s interest rate increases somewhat as some position squaring occurred at quarter-end. Still, short positions in U.S., German, French, Italian and Canadian interest rate futures were highly profitable. On the other hand, a short position in short-term British interest rate futures was unprofitable, particularly after the Bank of England announced a dovish pause. Trading of Japanese government bonds was slightly unprofitable too.

Rising interest rates, a stronger dollar and weak growth in China and Europe weighed on metal prices, and short gold and silver positions were profitable, especially during August and September.

Short wheat, corn and soybean positions were profitable, especially in August and September when prices declined in response to improved supplies from Russia and the U.S. and reduced demand from China and Europe. Meanwhile, a long soybean oil trade generated a small partially offsetting loss.

Persistent hawkish messaging from the Federal Reserve and a better economic outlook for the U.S. versus Europe, China and South America buoyed the U.S. dollar during the quarter. Consequently, long U.S. dollar positions versus the Japanese yen, Korean won, Singapore dollar, Aussie dollar, New Zealand dollar, Swiss franc, Norwegian krone and South African rand were profitable. On the other hand, short U.S. dollar trades against the euro, Swedish krona, and high yielding Brazilian, Indian and Polish currencies produced offsetting losses.

Equity markets were volatile during the quarter, rising during July and then declining in fraught trading during August and September. Following the sustained gains in equity markets during the first seven months of 2023, high and rising interest rates and worries about growth dynamics in China and Europe weighed on equity prices. In addition, by September, concerns about the UAW strike, a potential U.S. government shutdown, oil price increases and resumption of student loan payments dampened the U.S. economic outlook as well. On balance, trading of European stock index futures was unprofitable. A long Japanese equity index future position was also unprofitable. On the other hand, a long Singaporean equity index future position was profitable in July and provided a partial offset.

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

Periods ended September 30, 2022

Month Ended:	Total Partners’ Capital of the Partnership
September 30, 2022	$149,532,429
June 30, 2022	142,500,839
December 31, 2021	128,076,157

	Three Months	Nine Months
Change in Partners’ Capital	$7,031,590	$21,456,272
Percent Change	4.93%	16.75%

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

Grain prices rose following the USDA’s report of worsening crop conditions owing in part to heatwaves in the U.S. Midwest and plains. Meanwhile, the European Union’s crop monitoring service, MARS, lowered its yield forecasts for summer crops in the European Union as it expected further damage in part from recent dry and hot weather, particularly with a major cut in corn. In addition, higher import demand from China, a major consumer, underpinned grain prices. Short corn and soybean meal positions were unprofitable. Trading of soybean oil was also slightly unprofitable.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedule of investments setting forth open futures, forward and other contracts at September 30, 2023 and December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On July 1, 2023, August 1, 2023, and September 1, 2023, the Partnership sold Units to new and existing limited partners of $3,358, $37,214, and $3,365. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B, Series C and Series D limited partners during the three months ended September 30, 2023. There were no Series E redemptions.

	Series A		Series B		Series C		Series D
	Units	NAV	Units	NAV	Units	NAV	Units	NAV
Date of Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
July 31, 2023	(96.0830)	$1,225.18	(167.4649)	$1,519.38	-	$1,550.20	(138.8559)	$1,426.93
August 31, 2023	(651.0103)	1,262.55	-	1,568.32	-	$1,600.15	-	$1,471.98
September 30, 2023	(183.4972)	1,359.80	-	1,686.52	(230.2987)	$1,720.74	-	$1,583.47

Total	(930.5905)		(167.4649)		(230.2987)		(138.8559)

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
General Partner

Date: November 13, 2023

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)