Form 10-K
period 2023-12-31
Millburn Multi-Markets Fund L.P.
filed 2024-03-29
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2023

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2023 and 2022 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2023, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)    General development of business

Millburn Multi-Markets Fund L.P.  (the “Partnership”) is a limited partnership organized September 8, 2008 under the Delaware Revised Uniform Limited Partnership Act. The Partnership commenced operations on August 1, 2009. The Partnership is required, pursuant to its Fourth Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), to invest all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”), a Delaware limited partnership that began trading on October 20, 2004. The Partnership is one of a number of investors in the Master Fund. As of December 31, 2023, the Partnership’s partnership percentage in the Master Fund was approximately 29.87% of total partners’ capital of the Master Fund. The general partner and trading advisor of the Partnership and the Master Fund is Millburn Ridgefield Corporation, a Delaware corporation operating in New York, New York (the “General Partner”).

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

As of December 31, 2023, the aggregate net asset value of the Partnership was $123,929,777 and the aggregate net asset value of the Master Fund was $414,899,980. The net asset value of a Series A Unit originally sold for $1,000.00 as of August 1, 2009 was $1,210.16 as of December 31, 2023. The net asset value of a Series B Unit originally sold for $1,000.00 as of August 1, 2009 was $1,513.26 as of December 31, 2023. The net asset value of a Series C Unit originally sold for $1,000.00 as of August 1, 2009 was $1,543.97 as of December 31, 2023. The net asset value of a Series D Unit originally sold for $1,331.20 as of November 1, 2017 was $1,416.78 as of December 31, 2023. As of March 1, 2023, the Trust also began offering Series E Units. The net asset value of a Series E Unit originally sold for $1,000.00 as of March 1, 2023 was $969.81 as of December 31, 2023. In each case, these are based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from August 1, 2009 to December 31, 2023.

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

Over approximately 53 years, the General Partner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

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

The Partnership’s units of limited partnership interest (“Units”) are issued in four series: Series A, Series B, Series C, Series D and Series E (each, a “Series”). The sole differences among the Series are the fees applicable to each Series, and the “series” designation is an administrative, not a legal, distinction. All Partnership fees and expenses, including those described below, are borne by the Partnership and are paid on behalf of, and allocated to, the Partnership at the Master Fund level. All such fees and expenses paid at the Master Fund level are borne indirectly by limited partners as investors in the Partnership, but only to the extent those fees and expenses are properly allocable to such limited partners, pro rata on a Series-by-Series basis, as described herein.

The Partnership bears all of its own direct expenses, including, but not limited to, any taxes to which the Partnership is subject, regulatory fees, and interest charges.

Series A, Series B, Series C, Series D and Series E Units are issued in order to account for different selling commissions and registered investment adviser (“RIA”) platform fees, if any, applicable to each Series. Other than with respect to such selling commissions, RIA platform fees and the Profit Share calculation (described below), the Series are subject to the same fees, expenses and other terms of the Partnership and share in the profits and losses of the Partnership on a pro rata basis.

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

Series B, Series C and Series E Units are not subject to any fees or ongoing compensation to Selling Agents.

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

The General Partner’s “Profit Share” is calculated separately as of the end of a fiscal year, with respect to (i) Series A Units (the “Series A Profit Share”), (ii) Series B and Series C Units in the aggregate (the “Series B/C Profit Share”) and (iii) Series D Units (the “Series D Profit Share”).  The Series A Profit Share and Series D Profit Share equal 20% of any increase in Series A trading profits and Series D trading profits, respectively, over the previous high point in trading profits as of a date on which a Profit Share was paid with respect to Series A or Series D, respectively (or $0 if no Profit Share has been paid with respect to such Units).  The Series B/C Profit Share equals 20% of any increase in aggregate trading profits attributable to Series B and Series C over the previous high point in such trading profits as of a date on which a Profit Share was paid with respect to Series B and Series C (or $0 if no Profit Share has been paid with respect to such Units). Series E is not charged a Profit Share.

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

Item 1A.    Risk Factors

Not required.

Item 1B.    Unresolved Staff Comments

Not required.

Item 1C. Cybersecurity

The General Partner has written procedures and policies that govern the Partnership’s general cybersecurity program. These policies and procedures include, among other things, the identification of risks, locations of information, management of third party risk and incident response, among other factors, and are designed to address real world concerns.

The Cybersecurity Committee (the “Committee”) of the General Partner is responsible for overseeing cyber and information security. The Committee meets at least quarterly to discuss cybersecurity risks and frequently holds more informal discussions in the interim. The Committee is subject to oversight by the board of directors of the General Partner (the “Board”). The Committee is co-chaired by the General Partner’s President/Chief Operating Officer, Chief Technology Officer/Co-Head of Trading, and General Counsel/Chief Compliance Officer who oversee day-to-day implementation of cyber and information security by employees with specialized expertise and experience in such matters. The Board is kept apprised of the cybersecurity policies and procedures on a formal basis at least annually, and is kept informed on a less formal basis through participation in training and policy updates. The Committee meets at least quarterly to discuss and review testing, cybersecurity risks/events and all other relevant matters. Committee members are given the opportunity at these meetings to ask questions of all relevant personnel.

The General Partner utilizes a combination of statistics, data and testing by third party service providers and software in order to monitor and identify cybersecurity threats. To the extent those threats require immediate attention, they are dealt with and reported to the Committee thereafter in accordance with the procedures outlined in the General Partner’s incident response plan. Other threats, as well as follow ups once threats are properly dealt with, are then discussed and analyzed by the Committee. Reports on these activities are discussed with the Board on at least an annual basis, with any material issues raised promptly to the Board as well.

To assess the effectiveness of the General Partner’s cybersecurity programs and to mitigate exposure, the General Partner has consulted with strategic partners, such as outside counsel specializing in this subject matter as well as the General Partner’s cyber insurance provider. The General Partner also undertook a table top exercise designed to identify and mitigate issues and train personnel.

The General Partner’s head of risk management (who is also mentioned above as one of the co-chairmen of the Committee) participates in all Committee meetings and, as part of the risk management function, the Committee applies principles of risk management to its information security program. As with all risks identified by the General Partner, risks are identified and evaluated, with higher risk items receiving priority attention.

The General Partner has undertaken efforts to mitigate cyber risks and their impact, including, but not limited to, certain implementation of firewalls, anti-virus/anti-malware, controls around remote network access, multi-factor authentication, system event monitoring and notifications and electronic surveillance, frequent backups, encryption and password protection, education and testing, supervision of third parties, limitations on access, vulnerability scanning, patch installation, physical safeguards, virus scanning, and penetration testing.

Employees are required to complete initial cybersecurity training upon commencement of employment and, thereafter, on an annual basis. The training is designed by a third party service provider. The General Partner carries cyber insurance. The General Partner maintains formal cybersecurity procedures that are considered during contract review with respect to third party vendors handling and having access to information.

The General Partner has not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the General Partner or the Partnership’s business strategy, results of operation or financial condition. Nonetheless, there is no guarantee that a future cyber incident would not materially affect the General Partner or the Partnership’s business strategy, results of operations or financial condition. Despite the various efforts the General Partner has undertaken to mitigate cyber risks and their impact, systems, networks and/or devices potentially can be breached. Such cybersecurity breaches may cause: (i) disruptions and impacts to business operations, potentially resulting in financial losses to the Partnership and limited partners; (ii) interference with the General Partner’s ability to calculate the value of an investment; (iii) impediments to trading; (iv) the inability of the Partnership and its service providers to transact business; (v) violations of applicable privacy and other laws; (vi) regulatory fines, penalties, reputational damage, reimbursement or other compensation costs or additional compliance costs; and (vii) the inadvertent release of confidential information. Similar adverse consequences could result from cybersecurity breaches affecting counterparties with which the Partnership engages in transactions; governmental and other regulatory authorities; exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions; and other parties. In addition, substantial costs may be incurred by these entities in order to prevent any cybersecurity breaches in the future. The nature of malicious cyber-attacks is becoming increasingly sophisticated and the Partnership cannot control the cyber systems and cybersecurity systems of counterparties or third party service providers. While, to date, we have not been subject to cyberattacks that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyberattacks may be insufficient to repel or mitigate the effects of a major cyberattack in the future.

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

(b)    Holders

As of December 31, 2023, there were 400 holders of Series A Units, 69 holders of Series B Units, 19 holders of Series C Units, 39 holders of Series D Units and 1 holder of Series E Units.

(c)    Dividends

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to the Partners. No distributions have been made on the Units, and none are contemplated.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Units are sold on a monthly basis through the General Partner and selling agents retained by the General Partner to act as its agents. Units were initially issued at $1,000.00 per Unit, except for Series D Units, which were issued at $1,331.20 and thereafter at net asset value. Between October 1, 2023 and December 31, 2023, the Partnership issued Units at monthly closings, as set forth in the following charts, to both new limited partners as well as to existing limited partners making additional investments. There were no Series A, Series C or Series D subscriptions during the fourth calendar quarter of 2023.

	Number of	Dollar Amount
	Series B Units	of Series B
Month	Sold	Units Sold

December 1, 2023	31.3529	$50,000

	Number of	Dollar Amount
	Series E Units	of Series E
Month	Sold	Units Sold

October 1, 2023	3.3800	$3,677
November 1, 2023	3.4620	3,731
December 1, 2023	2.9184	2,977

Total	9.7604	$10,385

 (f)    Purchases of Equity Securities by the Issuer

Pursuant to the Limited Partnership Agreement, limited partners may redeem Units as of the end of each calendar month. The redemption of Units by limited partners has no impact on other limited partners.

The following table summarizes limited partner redemptions of Series A, Series C and Series D during the fourth calendar quarter of 2023. There were no Series E redemptions during the fourth calendar quarter of 2023.

	Number of
	Series A Units	Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2023	144.5751	$1,346.31
November 30, 2023	117.4220	1,277.45
December 31, 2023	82.5610	1,210.16

Total	344.5581

	Number of
	Series B Units	Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2023	43.5920	$1,671.96

	Number of
	Series C Units	Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2023	95.1431	$1,705.89

	Number of
	Series D Units	Redemption Date
Month	Units Redeemed	NAV per Unit

December 31, 2023	37.5605	$1,416.78

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2023, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

2023

During 2023, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized losses of $11,274,226 from trading operations (including foreign exchange transactions and translations). Management fees of $2,279,482, brokerage commissions of $551,553, selling commissions and platform fees of $2,284,856, administrative and operating expenses of $557,936 and custody fees and other expenses of $24,105 were paid or accrued. The Master Fund allocated $9,225 in Profit Share to the General Partner in respect of the Partnership. Interest income of $5,821,882 (inclusive of $2,534 attributed to interest income earned by the Partnership) partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share to the General Partner of $11,159,501.

Sector	% Gain (Loss)
Currencies	(0.76)%
Energies	(3.89)%
Grains	(0.03)%
Interest rates	(4.44)%
Livestock	0.02%
Metals	(0.39)%
Softs	(0.08)%
Stock indices	1.16%

Total	(8.41)%

The Partnership was unprofitable for the year largely due to losses from trading interest rate and energy futures. Trading of currency forwards and non-energy futures were each also unprofitable, but to a lesser extent. On the other hand, trading of stock index futures was profitable.

A factor influencing markets in 2023 was the effort by global central banks, led by the Federal Reserve, to tighten monetary policy to bring down high inflation. However, this drive to higher interest rates was not linear. During the first half of the year, the March banking crisis impacted trading in financial and commodity markets and contributed to lower interest rates. Persistent negative reports from global manufacturing and housing sectors also seemingly periodically reversed the upward thrust of interest rates. During that time, the U.S. Treasury 10-year interest rate traded in a 3¼% to 4% range. In the second half of the year, the U.S. 10-year Treasury yield rose from around 3.75% at the start of the summer to around 5% in late October as inflation, tight labor markets, growth, and debt supply fears seemingly contributed to central banks maintaining a hawkish path. Subsequently, however, increasing evidence that global inflation rates were falling faster than expected, that labor market tightness and wages were moderating, and that global growth, especially in manufacturing, was slowing seemingly caused market participants to drive global interest rates lower. Amid this data and market action, global central banks shifted their policy stances from hawkish to neutral, if not dovish, and the U.S. Treasury 10-year interest rate plunged back under 4% by mid-December. In this environment, short positions in global interest rate futures were broadly unprofitable, especially when interest rates declined in March and again late in the year. Overall, short positions in German, French, Italian, British and Canadian note and bond futures were unprofitable. A short position in a short-term U.S. dollar interest rate future was also unprofitable in the fourth quarter. Trading of Japanese government bond futures was also unprofitable. On the other hand, short positions in U.S. note and bond futures and Canadian bankers’ acceptance futures registered partially offsetting gains, especially in the May through October timeframe. A long Euribor futures trade was profitable late in the year as well.

Energy prices, impacted by conflicting forces, were volatile throughout the year. For example, WTI crude, which opened the year near $77/barrel, traded above $90/barrel in late September, before ending the year near $72/barrel. Concerns about anemic growth in China and recession fears in Europe possibly weighed on energy demand and prices. A threat of significant demand destruction for distillate fuels due to high prices, the EV revolution and environmental regulations also seemingly impacted energy prices and demand. Increased non-OPEC+ production also likely impacted energy prices. At the same time, the willingness of OPEC+, led by Saudi Arabia, to expand production cuts in both quantity and duration supported energy prices throughout the year. Moreover, the Hamas attacks in Israel and follow-on Israeli siege of Gaza, and disruptions to global trade amid increased Houthi attacks on ships in the Red Sea contributed to periodic price surges. Falling interest rates and a declining U.S. dollar also supported energy prices late in the year. Overall, long positions in Brent crude, WTI crude, RBOB gasoline, heating oil and London gas oil were unprofitable. On the other hand, short U.S. natural gas positions were quite profitable as prices declined amid warmer-than-normal winter weather in Europe and the U.S., weak industrial demand in China and Germany, and ample global supplies.

Vacillating expectations about relative growth, inflation, interest rates and monetary policy outlooks across countries likely contributed to volatile fluctuations in the U.S. dollar during the year. Trading results were mixed, though fractionally unprofitable overall. Long U.S. dollar positions versus the Australian dollar, Canadian dollar, New Zealand dollar, Swiss franc, Swedish krona and Norwegian krone were unprofitable, especially late in the year when U.S. interest rates plunged. Trading the U.S. unit against the euro, Korean won, Indian rupee and Israeli shekel was also unprofitable. Meanwhile, a long U.S. dollar/Japanese yen trade and short U.S. dollar positions relative to the high-yielding Mexican peso, Chilean peso, Brazilian real and Polish zloty registered partially offsetting profits. Trading the U.S. dollar against the Singapore dollar and South African rand was modestly profitable as well.

Trading of metal futures was mixed but fractionally unprofitable. A short silver position was profitable during the first three quarters of 2023 as higher interest rates, a stronger U.S. dollar and sluggish manufacturing globally seemingly impacted silver prices. Trading of aluminum and zinc were also slightly profitable. On the other hand, late in the year, declining interest rates and a weaker U.S. dollar underpinned most metal prices, and a short gold position was highly unprofitable. Trading of copper was also unprofitable.

Ample grain supplies seemingly weighed on grain prices during the year, but weather worries and concerns around the Russia-Ukraine war seemed to support periodic rallies. Volatile macroeconomic developments globally also likely impacted grain markets in 2023. Overall, losses from trading soybeans and soybean oil were largely countered by gains from short wheat and corn positions and trading of soybean meal.

Among soft commodities, losses on short coffee, cotton and cocoa positions marginally outdistanced the profits from a long sugar trade early in the year and a short sugar position in December.

Against a background of changing and disparate views about inflation, monetary policy, growth and earnings outlooks across countries, and numerous geopolitical uncertainties, equity markets were volatile during the year. Following the sustained gains in equity markets during the first seven months of 2023, high and rising interest rates and worries about growth dynamics in China, Europe and the U.S. seemingly weighed on equity prices from August through October. Then, declining interest rates and a dovish policy pivot by global central banks, hopes that the U.S. economy could avoid a recession and a persistent boost from AI and tech enthusiasm possibly contributed to a broad equity rally. For the year, performance was mixed though profitable. Short VIX and VSTOXX volatility index futures positions were profitable. Long positions in Japanese, Taiwanese, Australian, French, Italian and Dutch stock index futures were profitable. Trading of the U.S. Russell, Singaporean, Indian, British, Chinese and South African equity index futures were also profitable. On the other hand, trading of several U.S. non-Russell stock index futures and Korean, Spanish and EAFE stock index futures produced partially offsetting losses.

2022

During 2022, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $24,478,979 from trading operations (including foreign exchange transactions and translations). Management fees of $2,385,044, brokerage commissions of $591,054, selling commissions and platform fees of $2,365,854, administrative and operating expenses of $513,281 and custody fees of $24,150 were paid or accrued. The Master Fund allocated $1,865,305 in Profit Share to the General Partner in respect of the Partnership. Interest income of $1,971,044 (inclusive of $550 attributed to interest income earned by the Partnership) partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share to the General Partner of $18,705,335.

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

Item 8.    Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP (PCAOB ID: 34) for the fiscal years ended December 31, 2023 and 2022, as required by this item, is included as Exhibit 13.1 to this report.  Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on its assessment, management has concluded that, as of December 31, 2023, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting for the year ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

(a)None.

(b)During the year ended December 31, 2023, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

The principals and senior officers of the General Partner as of December 31, 2023 are as follows:

Harvey Beker, age 70. Mr. Beker is Chairman of the General Partner, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020, Mr. Beker has also served as Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 65. Mr. Buckbinder is President and Chief Operating Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the General Partner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation, effective March 23, 1998, until January 17, 2019 following The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest, effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 54. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the General Partner since May 2014, and prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Steven M. Felsenthal, age 54. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner. Prior to joining the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M. degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a former member of the Steering Committee of MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Mark B. Fitzsimmons, age 76. Mr. Fitzsimmons is a Senior Vice President of the General Partner. His responsibilities mainly involve business development. He joined the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 66. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner (including its former affiliate The Millburn Corporation) and Millburn Partners in

November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E.F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 72. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the General Partner, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 47. Ms. Wu is a Vice President and Chief Financial Officer of Millburn.  Her areas of responsibility include overseeing the accounting and finance for Millburn Ridgefield Corporation and accounting and administration of many of the investment vehicles managed by Millburn.  Ms. Wu has served as Chief Financial Officer of Millburn since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into Millburn on December 31, 2018, and then in the same capacity at Millburn. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation.  She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining Millburn and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as principal of Millburn effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into Millburn.

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

(b)    Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership is required to invest all its assets in the Master Fund. The General Partner has discretionary authority over the Master Fund’s trading. As of December 31, 2023, the General Partner’s interest was valued at $3,063,996, which constituted 2.47% of the Partnership’s capital as of December 31, 2023.

As of December 31, 2023, no directors or executive officers of the General Partner beneficially owned Units in the Partnership.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership, through its investment in the Master Fund, paid $2,279,482 in management fees and $9,225 in Profit Share to the General Partner for the year ended December 31, 2023. The General Partner’s capital interest was allocated a net loss of $152,373 for the year ended December 31, 2023. The Partnership, through its investment in the Master Fund, paid $2,385,044 in management fees and $1,865,305 in Profit Share to the General Partner for the year ended December 31, 2022. The General Partner’s capital interest was allocated a net income of $549,355 for the year ended December 31, 2022.

Item 14.    Principal Accountant Fees and Services

(1)          Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2023 and 2022 was approximately $134,000 and $132,000, respectively.

(2)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(3)          All Other Fees

There were no other fees for the years ended December 31, 2023 and 2022.

(4)          Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2023 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.1.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

10.1	Sixth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

13.1	2023 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Co-Chief Executive Officer

32.2	Section 1350 Certification of Co-Chief Executive Officer

32.3	Section 1350 Certification of President and Chief Operating Officer

32.4	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2024.

MILLBURN MULTI-MARKETS FUND L.P.

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Chairman	March 29, 2024
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 29, 2024
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 29, 2024
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 29, 2024
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 29, 2024
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	March 29, 2024
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

10.1	Sixth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

13.1	2023 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Co-Chief Executive Officer

32.2	Section 1350 Certification of Co-Chief Executive Officer

32.3	Section 1350 Certification of President and Chief Operating Officer

32.4	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

The following exhibits were filed by the Partnership as a part of its Registration Statement on Form 10 (Reg. No. 000-54028) on June 30, 2010 and are incorporated herein by reference.

ExhibitNumber	Description of Document
3.1	Certificate of Formation of Millburn Multi-Markets Fund L.P.

The following exhibit was filed by the Partnership on Form 8-K (Reg. No. 000-54028) on August 24, 2019 and is incorporated herein by reference.

4.1	Fourth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Fund L.P.

Exhibit 13.1

December 31, 2023 and 2022, and Report of Independent Registered Public Accounting Firm

Millburn Multi-Markets Fund L.P.

(A Delaware Limited Partnership)

Financial Statements as of and for the Years Ended December 31,
2023 and 2022, and Report of Independent Registered
Public Accounting Firm

MILLBURN MULTI-MARKETS FUND L.P.

TABLE OF CONTENTS

Page(s)

THIS ANNUAL REPORT IS COMPRISED OF SECTION I CONTAINING THE FINANCIAL STATEMENTS OF MILLBURN MULTI-MARKETS FUND L.P. AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022 AND SECTION II, CONTAINING THE FINANCIAL STATEMENTS OF MILLBURN MULTI-MARKETS TRADING L.P. FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022.

SECTION I

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1
FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022:
Statements of Financial Condition	2
Statements of Operations	3
Statements of Changes in Partners’ Capital	4
Statements of Financial Highlights	5–6
Notes to Financial Statements	7–10

SECTION II — FINANCIAL STATEMENTS OF MILLBURN MULTI-MARKETS TRADING L.P.

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the Statements of Financial Condition of Millburn Multi-Markets Fund L.P. as of December 31, 2023 and 2022, including the related Statements of Operations, Changes in Partners’ Capital and Financial Highlights for each of the two years in the period ended December 31, 2023, are complete and accurate.

Gregg Buckbinder, President          Millburn Ridgefield Corporation
General Partner of Millburn Multi-Markets Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Millburn Multi-Markets Fund L.P.:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of financial condition of Millburn Multi-Markets Fund L.P. (the “Partnership”), as of December 31, 2023 and 2022, the related statements of operations, changes in partners’ capital, and the financial highlights for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations, the changes in its partners’ capital, and the financial highlights for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of securities owned as of December 31, 2023, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

March 18, 2024

We have served as the auditor of one or more Millburn Ridgefield Corporation investment companies since 2004.

MILLBURN MILTI-MARKETS FUND L.P.

STATEMENT OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2023 AND 2022

	2023	2022
ASSETS

Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$123,929,777	$143,276,896
Due from the Master Fund	153,125	484,354
Cash and cash equivalents	36,455	400,119

Total assets	$124,119,357	$144,161,369

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$36,368	$400,000
Capital withdrawal payable to Limited Partners	153,125	484,354
Other liabilities	87	119

Total liabilities	189,580	884,473

PARTNERS’ CAPITAL:
General Partner	3,063,996	3,216,369

Limited partners:
Series A (87,158.9000 and 90,460.9714 units outstanding)	105,476,328	119,302,999
Series B (4,701.2201 and 4,884.6100 units outstanding)	7,114,188	7,896,417
Series C (2,348.1019 and 2,701.6303 units outstanding)	3,625,396	4,456,048
Series D (3,218.3931 and 5,512.0257 units outstanding)	4,559,744	8,405,063
Series E (92.9304 and 0 units outstanding)	90,125	-

Total limited partners	120,865,781	140,060,527

Total partners’ capital	123,929,777	143,276,896

TOTAL	$124,119,357	$144,161,369

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,210.16	$1,318.83
Series B	$1,513.26	$1,616.59
Series C	$1,543.97	$1,649.39
Series D	$1,416.78	$1,524.86
Series E *	$969.81	$-

* Series E had a beginning unit value of $1,000.00 as of March 1, 2023

See notes to financial statements within this report and the report of Millburn Multi-Markets Trading L.P. attached in Section II.

MILLBURN MILTI-MARKETS FUND L.P.

STATEMENT OF OPERATIONS

AS OF DECEMBER 31, 2023 AND 2022

	2023	2022

NET INVESTMENT INCOME (LOSS)
Interest income	$2,534	$550
Interest income, net (allocated from the Master Fund)	5,819,348	1,970,494

Total investment income	5,821,882	1,971,044

Expenses:
Management fees (allocated from the Master Fund) (see note 4)	2,279,482	2,385,044
Brokerage commissions (allocated from the Master Fund)	551,553	591,054
Selling commissions (allocated from the Master Fund) (see note 4)	2,284,856	2,365,854
Operating expenses (allocated from the Master Fund) (see note 5)	557,936	513,281
Custody fees and other expenses (allocated from the Master Fund)	24,105	24,150

Total expenses	5,697,932	5,879,383

Net investment income (loss)	123,950	(3,908,339)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(3,170,570)	18,820,497
Foreign exchange transaction	(231,455)	(7,077)
Net change in unrealized:
Futures and forward currency contracts	(8,631,839)	6,522,911
Foreign exchange translation	68,605	(48,211)
Net gains (losses) from U.S. Treasury notes:
Realized	(67,858)	(161,518)
Net change in unrealized	758,891	(647,623)

Net realized and unrealized gains (losses)
allocated from the Master Fund	(11,274,226)	24,478,979

NET INCOME (LOSS)	(11,150,276)	20,570,640

LESS PROFIT SHARE ALLOCATION
FROM THE MASTER FUND	9,225	1,865,305

NET INCOME (LOSS) AFTER PROFIT SHARE	$(11,159,501)	$18,705,335

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$(108.67)	$171.04
Series B	$(103.33)	$220.88
Series C	$(105.42)	$225.36
Series D	$(108.08)	$191.30
Series E *	$(30.19)	$-

* Series E commenced on March 1, 2023

See notes to financial statements within this report and the report of Millburn Multi-Markets Trading L.P. attached in Section II.

MILLBURN MILTI-MARKETS FUND L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2023 AND 2022

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Series D		Series E (1)		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2022	$2,667,014	$105,051,882	91,525.4967	$6,954,675	4,982.8851	$3,469,370	2,436.2995	$9,933,216	7,448.6560	$-	-	$128,076,157

Capital contributions	-	4,600,000	3,626.7250	40,000	29.4878	1,335,000	865.3567	375,000	253.6190	-	-	6,350,000
Capital withdrawals	-	(5,840,576)	(4,691.2503)	(193,838)	(127.7629)	(862,576)	(600.0259)	(2,957,606)	(2,190.2493)	-	-	(9,854,596)
Net income	549,355	16,829,785	-	1,279,333	-	608,020	-	1,304,147	-	-	-	20,570,640
Profit share	-	(1,338,092)	-	(183,753)	-	(93,766)	-	(249,694)	-	-	-	(1,865,305)

PARTNERS’ CAPITAL — December 31, 2022	3,216,369	119,302,999	90,460.9714	7,896,417	4,884.6100	4,456,048	2,701.6303	8,405,063	5,512.0257	-	-	143,276,896

Capital contributions	-	600,000	469.0455	200,000	131.9684	120,000	78.8599	199,000	141.5264	92,387	92.9304	1,211,387
Capital withdrawals	-	(4,708,529)	(3,771.1169)	(491,051)	(315.3583)	(726,538)	(432.3883)	(3,472,887)	(2,435.1590)	-	-	(9,399,005)
Net loss	(152,373)	(9,715,252)	-	(490,542)	-	(218,415)	-	(571,432)	-	(2,262)	-	(11,150,276)
Profit share	-	(2,890)	-	(636)	-	(5,699)	-	-	-	-	-	(9,225)

PARTNERS’ CAPITAL — December 31, 2023	$3,063,996	$105,476,328	87,158.9000	$7,114,188	4,701.2201	$3,625,396	2,348.1019	$4,559,744	3,218.3931	$90,125	92.9304	$123,929,777

NET ASSET VALUE PER
UNIT — December 31, 2022		$1,318.83		$1,616.59		$1,649.39		$1,524.86		$-

NET ASSET VALUE PER
UNIT — December 31, 2023		$1,210.16		$1,513.26		$1,543.97		$1,416.78		$969.81

See notes to financial statements within this report and the report of Millburn Multi-Markets Trading L.P. attached in Section II.
(1) Series E commenced operations on March 1, 2023.

MILLBURN MILTI-MARKETS FUND L.P.

STATEMENT OF FINANCIAL HIGHLIGHTS

YEAR ENDED DECEMBER 31, 2023

The following information presents per unit operating performance data for each series for the year ended December 31, 2023.

Per Unit Performance
(For a Unit Outstanding Throughout the Year)	Series A	Series B	Series C	Series D	Series E (5)

NET ASSET VALUE PER UNIT — Beginning of year	$1,318.83	$1,616.59	$1,649.39	$1,524.86	$1,000.00

GAIN (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (loss) (1)	(2.80)	27.68	28.08	13.24	37.67
Total trading and investing losses (1)	(105.84)	(130.88)	(131.29)	(121.32)	(67.86)

Net loss before profit share allocation from the Master Fund	(108.64)	(103.20)	(103.21)	(108.08)	(30.19)

Less profit share allocation from the Master Fund (1) (4)	0.03	0.13	2.21	-	-

Net loss after profit share allocation from the Master Fund	(108.67)	(103.33)	(105.42)	(108.08)	(30.19)

NET ASSET VALUE PER UNIT — End of year	$1,210.16	$1,513.26	$1,543.97	$1,416.78	$969.81

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE
MASTER FUND	(8.24)%	(6.38)%	(6.25)%	(7.09)%	(3.02)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (4)	0.00	0.01	0.14	-	-

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE
MASTER FUND	(8.24)%	(6.39)%	(6.39)%	(7.09)%	(3.02)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (2)	4.61%	2.61%	2.61%	3.34%	0.87%
Profit share allocation from Master Fund (4)	0.00	0.01	0.14	-	-

Total expenses	4.61%	2.62%	2.75%	3.34%	0.87%

Net investment income (loss) (2) (3) (6)	(0.22)%	1.78%	1.77%	0.91%	3.80%

(1) The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the year. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2) Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(3) Excludes profit share allocation from the Master Fund.
(4) Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.
(5) Initial offering for Series E was $1,000.00 as of March 1, 2023.
(6) Annualized for Series E.

See notes to financial statements within this report and the report of Millburn Multi-Markets Trading L.P. attached in Section II.

MILLBURN MILTI-MARKETS FUND L.P.

STATEMENT OF FINANCIAL HIGHLIGHTS

YEAR ENDED DECEMBER 31, 2023

The following information presents per unit operating performance data for each series for the year ended December 31, 2022.

Per Unit Performance
(For a Unit Outstanding Throughout the Year)	Series A	Series B	Series C	Series D

NET ASSET VALUE PER UNIT — Beginning of year	$1,147.79	$1,395.71	$1,424.03	$1,333.56

LOSS ALLOCATED FROM THE MASTER FUND:
Net investment loss (1)	(39.65)	(17.83)	(16.48)	(28.72)
Total trading and investing gains (1)	225.32	276.02	279.42	262.01

Net income before profit share allocation from the Master Fund	185.67	258.19	262.94	233.29

Less profit share allocation from the Master Fund (1) (4)	14.63	37.31	37.58	41.99

Net income after profit share allocation from the Master Fund	171.04	220.88	225.36	191.30

NET ASSET VALUE PER UNIT — End of year	$1,318.83	$1,616.59	$1,649.39	$1,524.86

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE
MASTER FUND	16.06%	18.27%	18.23%	17.26%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (4)	1.16	2.44	2.40	2.91

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE
MASTER FUND	14.90%	15.83%	15.83%	14.35%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (2)	4.58%	2.60%	2.60%	3.37%
Profit share allocation from Master Fund (4)	1.16	2.44	2.40	2.91

Total expenses	5.74%	5.04%	5.00%	6.28%

Net investment loss (2) (3)	(3.16)%	(1.16)%	(1.05)%	(1.99)%

(1) The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the average number of units outstanding during the year. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2) Includes the Partnership’s proportionate share of income and expense allocated from the Master Fund.
(3) Excludes profit share allocation from the Master Fund.
(4) Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.

See notes to financial statements within this report and the report of Millburn Multi-Markets Trading L.P. attached in Section II.

MILLBURN MULTI-MARKETS FUND L.P.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

1.      ORGANIZATION

Millburn Multi-Markets Fund L.P. (the “Partnership”) is a limited partnership organized on September 8, 2008, under the Delaware Revised Uniform Limited Partnership Act and commenced operations on August 1, 2009. The Limited Partnership Agreement (the “Agreement”) was amended and restated as of August 27, 2010.

The Partnership is a “feeder-fund” and pools partners’ capital contributions for investment in Millburn Multi-Markets Trading L.P. (“Master Fund”). The Master Fund is a limited partnership organized during September 2004 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on October 20, 2004. The Master Fund engages in the trading and investing in futures and forward currency contracts. Millburn Ridgefield Corporation (the “General Partner”) is the General Partner of the Partnership and the Master Fund (collectively, the “Funds”) and manages the business of the Funds. The financial statements of the Master Fund, including the Condensed Schedules of Investments, are included in Section II of this annual report and should be read in conjunction with the Partnership’s financial statements.

The Partnership offers multiple series of Units, which differ in terms of fees charged at the Master Fund level. Initially, the Partnership offered Series A, Series B and Series C Units. On November 1, 2017, the Partnership offered Series D and on March 1, 2023, the Partnership offered Series E (collectively, the “Series”) and may offer additional series in the future. A Limited Partner may redeem some or all of its Units as of the end of any month on 15 days’ prior written notice.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The financial statements have been prepared in conformity with accounting principles generally accepted (“U.S. GAAP”) in the United States (“U.S.”) as detailed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”).

The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

Investment — The investment in the Master Fund is reported at fair value in the Partnership’s Statements of Financial Condition. Fair value is the value determined by the Master Fund in accordance with the Master Fund’s valuation policies and reported at the time of the Partnership’s valuation by the General Partner of the Master Fund. Generally, the fair value of the Partnership’s investment in the Master Fund represents the amount that the Partnership could reasonably expect to receive from the Master Fund if the Partnership’s investment was redeemed at the time of valuation based on information available at the time the valuation was made and that the Partnership believes to be reliable. The Partnership records its proportionate share of each item of income, expense and net realized and unrealized gains (losses) from its investment in the Master Fund in the Statements of Operations. The accounting policies of the Master Fund including valuation policies are contained in the notes to the Master Fund’s financial statements included in Section II of this annual report.

Income Taxes — Income taxes have not been provided as partners are individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2020 to 2023, for the U.S. Federal jurisdiction, the New York and Connecticut State jurisdictions and the New York City jurisdiction, there are no uncertain tax positions through its investment in the Master Fund. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes.

Cash and Cash Equivalents — Cash includes cash held at First Republic Bank, which became part of JP Morgan Chase Bank, N.A. effective May 1, 2023. Cash equivalents includes investments in Dreyfus Treasury Securities Cash Management, a short term U.S. government securities money market fund, that is readily convertible to cash and has an original maturity of 90 days or less.

Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

Fair Value of Financial Instruments — Disclosures under the Fair Value Measurement topic of the Codification relating to the Partnership’s underlying investments held within the Master Fund are included in the attached Master Fund’s financial statements.

3.      INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

During the years ended December 31, 2023 and 2022, the Partnership invested substantially all of its assets in Millburn Multi-Markets Trading L.P. At December 31, 2023 and 2022, the Partnership’s investment in the Master Fund represents 29.87% and 31.44%, respectively, of total partners’ capital of the Master Fund.

As the Partnership’s sole investing activity during the years ended December 31, 2023 and 2022 consisted of its investment in the Master Fund, all amounts reflected in the Statements of Operations represent the Partnership’s allocated amount of each item of income and expense from the Master Fund.

The Partnership may make additional contributions to or redemptions from its investment in the Master Fund on a monthly basis subject to approval of the General Partner of the Master Fund.

The General Partner of the Master Fund may have different management fee and profit share allocation agreements for the limited partners of the Partnership as disclosed in the Master Fund’s financial statements included in Section II of this annual report.

4.      MANAGEMENT FEES, SELLING COMMISSIONS, PLATFORM FEES AND PROFIT SHARE

Each Series of Units are allocated management fees at a fixed rate of 0.146% per month of net asset value (1.75% per annum) of a limited partner’s interest and a 20% profit share. Such management fees and profit share are allocated to the limited partners of the Partnership but charged at the Master Fund level. For the years ended December 31, 2023 and 2022, the Partnership incurred Partnership-level management fees of $2,279,482 and $2,385,044, respectively. These amounts are included in the Statements of Operations under “Management fees.” The management fee and profit share are described in more detail in the Master Fund’s financial statements included in Section II of this annual report.

The original terms of the Series issued by the Partnership are: 1) Series A Units which, in addition to the management fees and profit share allocable to the General Partner, are subject to selling commissions payable to Selling Agents equal to 1/12 of 2% (2% per annum) based on the month-end Net Asset Value of such Series investment; 2) Series B Units which, in addition to the management fees and profit share allocable to the General Partner, are subject to a platform fee of 1/12 of 0.25% (0.25% per annum) based on the month end net asset value of such Series investment and are for those investors participating in asset-based or fixed fee registered investment adviser (“RIA”) platforms;

and 3) Series C Units which are subject to the management fees and profit share allocable to the General Partner and are for those investors participating in asset-based or fixed fee RIA platforms not subject to the Platform Fee.

The amended terms of the Series issued by the Partnership are: 1) Series A Units which, in addition to the management fees and profit share allocable to the General Partner, are subject to selling commissions payable to Selling Agents equal to 1/12 of 2% (2% per annum) based on the month-end Net Asset Value of such Series investment; 2) Series B Units and Series C Units, each have the same terms, are subject to management fees and profit share allocable to the General Partner and are not subject to any fees payable to Selling Agents; 3) Series D Units which, in addition to the management fees and profit share allocable to the General Partner, are subject to selling commissions payable to Selling Agents equal to 1/12 of 0.75% (0.75% per annum) based on the month-end Net Asset Value of such Series investment; and 4) Series E Units are not subject to a management fee or any fees payable to Selling Agents and the General Partner will not receive a profit share with respect to Series E Units. For the years ended December 31, 2023 and 2022, there were no Platform Fees. Selling Commissions were as follows:

	Selling Commissions
	2023	2022

Series A Units	$2,238,938	$2,301,259
Series D Units	45,918	64,595
	$2,284,856	$2,365,854

Amounts were charged at the Master Fund level and allocated to applicable Partnership investors only. No amounts were allocated to Series B and Series C Units.

5.      OPERATING EXPENSES

Operating expenses of the Partnership include, but are not limited to, legal fees, accounting fees and filing fees. Total operating expenses of the Partnership (including its pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end net asset value. For the year ended December 31, 2023, the Partnership incurred Partnership-level administrative expenses of $369,156 and a pro-rata share of master expenses of $188,780, totaling $557,936. For the year ended December 31, 2022, the Partnership incurred Partnership-level administrative expenses of $330,536 and a pro-rata share of master expenses of $182,745, totaling $513,281. These amounts are included in the Statements of Operations under “Operating expenses.”

6.      DERIVATIVE INSTRUMENTS

The Partnership’s investment in the Master Fund is subject to the market and credit risk of financial instruments which include exchange-traded futures contracts and over-the-counter forward currency contracts. The Partnership bears the risk of loss only to the extent of the fair value of its investment in the Master Fund.

Millburn Ridgefield Corporation, as the General Partner of the Funds, has established procedures to actively monitor market risk and minimize credit risk although there can be no assurance that it will, in fact, succeed in doing so. The limited partners bear the risk of loss only to the extent of the fair value of their respective investments.

7.      INDEMNIFICATIONS

In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Partnership’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Partnership that have not yet occurred. The Partnership expects the risk of any future obligation under these indemnifications to be remote.

8.      ADMINISTRATOR AGREEMENT

The Partnership and the Master Fund have engaged SS&C (USA) Inc. to provide certain administrative services for the Funds including, but not limited to, maintaining the books and records of the Funds and calculation of the Funds’ Net Asset Value.

9.      FINANCIAL HIGHLIGHTS

The computation of such ratios based on the amount of expenses and profit share allocation assessed to an individual partner’s capital account may vary from these ratios based on the timing of capital transactions. An individual partner’s returns may vary from these returns based on the timing of capital transactions.

10.    SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events through March 18, 2024, the date the financial statements were issued. Based on such evaluation, no events were discovered that required adjustment to or disclosure in the financial statements.

******

SECTION II

Millburn Multi-Markets

Trading L.P.

(A Delaware Limited Partnership)

Financial Statements as of and for the Years Ended December 31,
2023 and 2022, and Independent Auditor’s Report

MILLBURN MULTI-MARKETS TRADING L.P.

TABLE OF CONTENTS
Page(s)
AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION
INDEPENDENT AUDITOR’S REPORT
FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022:
Statements of Financial Condition	2
Condensed Schedules of Investments	3–6
Statements of Operations	7
Statements of Changes in Partners’ Capital	8
Statements of Financial Highlights	9–10
Notes to Financial Statements	11–28

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the Statements of Financial Condition of Millburn Multi-Markets Trading L.P., including the Condensed Schedules of Investments, as of December 31, 2023 and 2022, and the related Statements of Operations, Changes in Partners’ Capital and Financial Highlights for each of the two years in the period ended December 31, 2023, are complete and accurate.

Gregg Buckbinder, President       Millburn Ridgefield Corporation
General Partner of Millburn Multi-Markets Trading L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Millburn Multi-Markets Trading L.P.:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of financial condition of Millburn Multi-Markets Trading L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2023 and 2022, the related statements of operations, changes in partners’ capital, and the financial highlights for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations, the changes in its partners’ capital, and the financial highlights for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of securities owned as of December 31, 2023, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

March 18, 2024

We have served as the auditor of one or more Millburn Ridgefield Corporation investment companies since 2004.

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2023 AND 2022

	2023	2022
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$82,787,620 and $89,349,095)	$82,759,250	$88,701,332
Net unrealized appreciation on open futures and forward currency contracts	388,051	22,685,702
Due from brokers, net	6,533,080	20,495,996
Cash denominated in foreign currencies (cost $3,016,827 and $4,434)	3,078,059	4,701

Total equity in trading accounts	92,758,440	131,887,731

INVESTMENTS IN U.S. TREASURY NOTES — at fair value
(amortized cost $308,685,279 and $309,961,675)	309,001,616	308,402,203

CASH AND CASH EQUIVALENTS	18,967,049	33,987,736

ACCRUED INTEREST RECEIVABLE	2,684,345	2,250,451

OTHER ASSETS	187	219

TOTAL	$423,411,637	$476,528,340

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$4,923,631	$-
Cash overdrafts denominated in foreign currencies (cost $0 and $5,261,847)	-	5,438,253
Subscriptions received in advance	130,000	575,000
Capital withdrawal payable to Limited Partners	2,364,950	1,287,624
Capital withdrawal payable to General Partner	257,741	12,464,726
Management fee payable	390,360	451,041
Selling commissions payable	178,816	206,886
Accrued expenses	232,073	346,648
Commissions and other trading fees on open futures contracts	34,086	37,972

Total liabilities	8,511,657	20,808,150

PARTNERS’ CAPITAL	414,899,980	455,720,190

TOTAL	$423,411,637	$476,528,340

See notes to financial statements

MILLBURN MULTI-MARKETS TRADING L.P.

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2023

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(13,413)
Energies	(0.47)	(1,954,311)
Interest rates	0.56	2,304,253
Livestock	(0.00)	(10,480)
Metals	0.48	1,975,894
Softs	(0.01)	(51,788)
Stock indices	0.13	558,003

Total long futures contracts	0.69	2,808,158

Short futures contracts:
Currencies	(0.04)	(183,361)
Energies	(0.27)	(1,108,380)
Grains	0.07	309,433
Interest rates	(0.88)	(3,643,573)
Livestock	0.00	4,330
Metals	(0.49)	(2,048,679)
Softs	0.14	599,335
Stock indices	0.08	340,579

Total short futures contracts	(1.39)	(5,730,316)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	(0.70)	(2,922,158)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.24	9,297,400
Total short forward currency contracts	(2.63)	(10,910,822)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.39)	(1,613,422)

TOTAL	(1.09)%	$(4,535,580)

		(Continued)

MILLBURN MULTI-MARKETS TRADING L.P.

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2023

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$105,680,000	U.S. Treasury notes, 2.750%, 02/15/2024	25.39%	$105,345,622
101,530,000	U.S. Treasury notes, 2.500%, 05/15/2024	24.23	100,544,445
99,490,000	U.S. Treasury notes, 2.375%, 08/15/2024	23.59	97,867,458
90,020,000	U.S. Treasury notes, 2.250%, 11/15/2024	21.21	88,003,341
	Total investments in U.S. Treasury notes
	(amortized cost $391,472,899)	94.42%	$391,760,866

See notes to financial statements.			(Concluded)

MILLBURN MULTI-MARKETS TRADING L.P.

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2022

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

		(Continued)

MILLBURN MULTI-MARKETS TRADING L.P.

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2022

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$77,590,000	U.S. Treasury notes, 2.000%, 02/15/2023	16.98%	$77,385,416
121,340,000	U.S. Treasury notes, 1.750%, 05/15/2023	26.35	120,074,462
87,490,000	U.S. Treasury notes, 2.500%, 08/15/2023	18.94	86,293,848
115,300,000	U.S. Treasury notes, 2.750%, 11/15/2023	24.87	113,349,809
	Total investments in U.S. Treasury notes
	(amortized cost $399,310,770)	87.14%	$397,103,535

See notes to financial statements.			(Concluded)

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENT OF OPERATIONS

AS OF DECEMBER 31, 2023 AND 2022

	2023	2022

INVESTMENT INCOME — Interest income, net	$19,349,529	$6,386,783

EXPENSES:
Brokerage commissions	1,826,847	1,892,321
Management fees	5,053,634	4,995,736
Selling commissions	2,284,878	2,365,876
Operating expenses	1,181,989	1,091,861
Custody fees and other expenses	79,703	78,035

Total expenses	10,427,051	10,423,829

NET INVESTMENT INCOME (LOSS)	8,922,478	(4,037,046)

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(9,226,084)	58,401,712
Foreign exchange transaction	(771,586)	(22,039)
Net change in unrealized:
Futures and forward currency contracts	(27,221,282)	23,635,904
Foreign exchange translation	237,371	(145,863)
Net gains (losses) from U.S. Treasury notes:
Realized	(221,890)	(525,149)
Net change in unrealized	2,495,202	(2,114,651)

Total net realized and unrealized gains (losses)	(34,708,269)	79,229,914

NET INCOME (LOSS)	(25,785,791)	75,192,868

LESS PROFIT SHARE TO GENERAL PARTNER	280,525	12,498,758

NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(26,066,316)	$62,694,110

See notes to financial statements

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENT OF CHANGS IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2023 AND 2022

		New Profit
	Limited	Memo	General
	Partners	Account	Partner	Total

PARTNERS’ CAPITAL —
January 1, 2022	$398,976,730	$-	$1,035,802	$400,012,532

Contributions	52,542,600	-	-	52,542,600
Withdrawals	(59,563,084)	-	(12,464,726)	(72,027,810)
Net income (loss)	75,010,570	(34,032)	216,330	75,192,868
General Partner’s allocation —
profit share	(12,498,758)	12,498,758	-	-
Transfer of New Profit Memo
Account to General Partner	-	(12,464,726)	12,464,726	-
PARTNERS’ CAPITAL —
December 31, 2022	454,468,058	-	1,252,132	455,720,190

Contributions	136,115,716	-	-	136,115,716
Withdrawals	(150,892,394)	-	(257,741)	(151,150,135)
Net loss	(25,706,995)	(22,784)	(56,012)	(25,785,791)
General Partner’s allocation —
profit share	(280,525)	280,525	-	-
Transfer of New Profit Memo
Account to General Partner	-	(257,741)	257,741	-
PARTNERS’ CAPITAL —
December 31, 2023	$413,703,860	$-	$1,196,120	$414,899,980

See notes to financial statements

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENT OF FINANCIAL HIGHLIGHTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	2023	2022

Total return before General Partner profit share allocation	(6.13)%	18.53%
Less: General Partner profit share allocation	-	2.45

Total return after General Partner profit share allocation	(6.13)%	16.08%

Ratios to average net asset value:
Expenses (1) (2)	2.33%	2.35%
General Partner profit share allocation	-	2.45

Total expenses (1)	2.33%	4.80%

Net investment income (loss) (1) (2)	2.07%	(0.94)%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the proportionate share of expenses of the U.S. Feeder and Cayman Feeder (as defined in Footnote 1).

(2) Excludes General Partner profit share allocation.

See notes to financial statements

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENT OF FINANCIAL HIGHLIGHTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The following information presents financial highlights of Limited Partners as a whole.

	2023	2022

Total return before General Partner profit share allocation	(6.00)%	17.69%
Less: General Partner profit share allocation	0.06	2.85

Total return after General Partner profit share allocation	(6.06)%	14.84%

Ratios to average net asset value:
Expenses (1) (2)	2.37%	2.37%
General Partner profit share allocation	0.06	2.85

Total expenses (1)	2.43%	5.22%

Net investment income (loss) (1) (2)	2.03%	(0.95)%

Total returns and the ratios to average net asset value are calculated for Limited Partners’ capital taken as a whole. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreement and the timing of contributions and withdrawals.

(1) Includes the proportionate share of expenses of the U.S. Feeder and Cayman Feeder (as defined in Footnote 1).

(2) Excludes General Partner profit share allocation.

See notes to financial statements

MILLBURN MULTI-MARKETS TRADING L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023 AND 2022

1.   ORGANIZATION

Millburn Multi-Markets Trading L.P. (the “Partnership”) is a limited partnership organized in September 2004 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on October 20, 2004. The Partnership engages in the speculative trading of futures and forward currency contracts and also acts as a master fund for Millburn Multi-Markets Ltd., a Cayman Islands exempted company (the “Cayman Feeder”), and Millburn Multi-Markets Fund L.P., a Delaware limited partnership (the “U.S. Feeder”). The U.S. Feeder and Cayman Feeder invest substantially all of their assets in the Partnership. The Cayman Feeder and U.S. Feeder commenced operations on July 1, 2008, and August 1, 2009, respectively. The Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (“U.S.”) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

The Limited Partnership Agreement (the “Agreement”) provides that subject to certain limitations, Millburn Ridgefield Corporation (the “General Partner”) shall conduct and manage the business of the Partnership. The General Partner has the right to make all investment decisions regarding the Partnership, authorize the payments of distributions to partners, enter into customer agreements with brokers and take such other actions, as it deems necessary or desirable, to manage the business of the Partnership.

The limited partners, special limited partners, New Profit Memo Account (see Note 4) and the General Partner share in the profits and losses of the Partnership which are determined before management fees, selling commissions (see Note 2) and profit share allocations on the basis of their proportionate interests of Partnership capital (see Note 4). The General Partner and special limited partners are charged none or lower management fees than limited partners in accordance with the Agreement. No limited partner or special limited partner shall be liable for Partnership obligations in excess of their capital contribution plus profits allocated to their capital accounts, if any.

Subject to certain conditions, a partner has the right to redeem all or a portion of its partnership capital as of any month-end upon fifteen days’ prior written notice to the General Partner. In its sole discretion, the General Partner may permit redemptions on shorter notice or as of a date other than month-end. Redemptions will be made as of the last day of the month for an amount equal to the Net Asset Value of the portion of a partner’s capital being redeemed. A redeeming partner shall receive such redeemed capital less the redemption fee, if any.

The General Partner, subject to Commodity Futures Trading Commission requirements, may, at its discretion, sell additional limited partnership interests to investors desiring to become limited partners.

The Partnership will dissolve in the event of certain conditions set forth in the Agreement.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”).

The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

Investments — The Partnership records its transactions in futures, forward currency contracts and U.S. Treasury notes including related income and expenses on a trade-date basis. The Partnership bears all trade-related commission and clearing charges due to third party brokers.

Open futures contracts are valued at quoted market values. Open forward currency contracts are valued at fair value which is based on pricing models that consider the time value of money and the current market and contractual prices of the underlying financial instruments. Brokerage commissions on open futures contracts are expensed when the contracts are opened. Realized gains (losses) and changes in unrealized appreciation (depreciation) on futures and forward currency contracts are recognized in the periods in which the contracts are closed or the changes in the value of open contracts occur and are included in net realized and unrealized gains (losses) in the Statements of Operations.

Investments in U.S. Treasury notes are valued at fair value based on the midpoint of bid/ask quotations reported daily at 3pm EST by Bloomberg. The Partnership amortizes premiums and accretes discounts on U.S. Treasury notes. Such securities are normally on deposit with financial institutions (see Note 7) as collateral for performance of the Partnership’s trading obligations with respect to derivative contracts or held for safekeeping in a custody account at HSBC Bank USA, N.A.

Cash and Cash Equivalents — Cash includes cash held at First Republic Bank, which became part of JP Morgan Chase Bank, N.A. effective May 1, 2023. Cash equivalents includes investments in Dreyfus Treasury Securities Cash Management, a short term U.S. government securities money market fund, that is readily convertible to cash and has an original maturity of 90 days or less.

Cash Denominated in Foreign Currencies — Includes foreign currency cash held at the Partnership’s trading counterparties. Foreign cash deficits, if applicable, are presented in the liabilities section of the Statements of Financial Condition.

Foreign Currency Translation — Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at prevailing exchange rates of such currencies. Purchases and sales of investments are translated to U.S. dollars at the exchange rate prevailing when such transactions occurred.

Management Fees — The Agreement provides that the Partnership shall charge the limited partners’ capital accounts and pay the General Partner management fees at a fixed rate of 0.146% per month of net asset value (1.75% per annum) of limited partnership interests. The General Partner retains the right to charge less than the annual management fee rate except as specified in the Agreement. Management fees for the years ended December 31, 2023 and 2022 were as follows:

	Management Fees

	2023	2022

US Feeder	$2,279,482	$2,385,044
Cayman Feeder	2,576,924	2,415,817
Other (1)	197,228	194,875
Total	$5,053,634	$4,995,736

(1) Direct investors in the Partnership
13

Selling Commissions — The U.S. Feeder has issued Units to its investors that are subject to selling commissions of 2% per annum. On March 1, 2012, the Cayman Feeder began offering shares that are subject to selling commissions of 2% per annum. These selling commissions are charged at the Partnership level but are allocated only to the applicable U.S. and Cayman Feeder investors. For the years ended December 31, 2023 and 2022, selling commissions were as follows:

	Selling Commissions
	2023	2022

U.S. Feeder	$2,284,856	$2,365,854
Cayman Feeder	22	22

Total	$2,284,878	$2,365,876

Operating Expenses — The Partnership bears expenses including, but not limited to, periodic legal, accounting and filing fees up to an amount equal to 1/4 of 1% per annum of average Partners’ Capital of the Partnership (the “Expense Cap”). Amounts subject to the Expense Cap include expenses incurred at the Partnership level and Cayman Feeder level. The General Partner of the Partnership and the Investment Adviser of the Cayman Feeder bear any excess over such amounts. The Partnership, the U.S. Feeder, and the Cayman Feeder will pay any extraordinary expenses.

The U.S. Feeder bears its own expenses including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the U.S. Feeder (including their pro-rata share of Partnership expenses) are not expected to exceed 1/2 of 1% per annum of the U.S. Feeder’s average month-end partners’ capital. For the years ended December 31, 2023 and 2022, such operating expenses did not exceed 1/2 of 1% per annum of the U.S. Feeder’s average month-end partners’ capital.

Operating expenses related to the Partnership are charged pro-rata to all investors. Operating expenses related to the U.S. Feeder and Cayman Feeder are charged at the Partnership level and allocated only to those respective investors.

For the years ended December 31, 2023 and 2022, operating expenses were as follows:

	Operating Expenses

	2023	2022

Partnership	$621,779	$584,173
U.S. Feeder	369,156	330,536
Cayman Feeder	191,054	177,152
Total	$1,181,989	$1,091,861

Income Taxes — The Partnership is treated as a limited partnership for federal and state income tax reporting purposes. Accordingly, the Partnership prepares calendar year U.S. federal and applicable state tax returns and reports to the partners their allocable share of the Partnership’s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as the partners are responsible for the payment of taxes.

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2020 to 2023, the General Partner has determined that no reserves for uncertain tax positions were required.

Estimates — The preparation of financial statements in conformity with U.S. GAAP requires the General Partner to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

Right of Offset — The customer agreements between the Partnership and its brokers give the Partnership the legal right to net unrealized gains and losses with each broker. Unrealized gains and losses related to offsetting transactions with these brokers are reflected on a net basis in the equity in trading accounts in the Statements of Financial Condition.

Fair Value of Financial Instruments — The fair value of the Partnership’s assets and liabilities which qualify as financial instruments under the Fair Value Measurement (Topic 820) of the Codification approximates the carrying amounts presented in the Statements of Financial Condition. The topic defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In determining fair value, the Partnership separates its investments into two categories: cash instruments and derivative contracts.

Cash Instruments — The Partnership’s cash instruments are generally classified within Level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations. The General Partner of the Partnership does not adjust the quoted price for such instruments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Derivative Contracts — Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within Level 1 of the fair value hierarchy.

OTC derivatives or forward currency contracts are valued based on pricing models that consider the current market prices plus the time value of money (“forward points”) and contractual prices of the underlying financial instruments. The forward points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the foreign forward currency contracts traded by the Partnership may be in between these periods. The General Partner’s policy is to calculate the forward points for each contract being valued by determining the number of days from the date the forward currency contract is being valued to its maturity date and then using straight-line interpolation to calculate the valuation of forward points for the applicable forward currency contract. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

The following table represents the Partnership’s investments by hierarchical level as of December 31, 2023 and 2022 in valuing the Partnership’s investments at fair value. As of and during the years ended December 31, 2023 and 2022, the Partnership held no assets or liabilities classified in Level 3.

Financial assets and liabilities at fair value as of December 31, 2023

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$391,760,866	$-	$391,760,866

Short-Term Money Market Fund*	18,717,049	-	18,717,049
Exchange-traded futures contracts
Currencies	(196,774)	-	(196,774)
Energies	(3,062,691)	-	(3,062,691)
Grains	309,433	-	309,433
Interest rates	(1,339,320)	-	(1,339,320)
Livestock	(6,150)	-	(6,150)
Metals	(72,785)	-	(72,785)
Softs	547,547	-	547,547
Stock indices	898,582	-	898,582

Total exchange-traded futures contracts	(2,922,158)	-	(2,922,158)

Over-the-counter forward currency contracts	-	(1,613,422)	(1,613,422)

Total futures and forward currency contracts (2)	(2,922,158)	(1,613,422)	(4,535,580)

Total financial assets and liabilities at fair value	$407,555,757	$(1,613,422)	$405,942,335

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$82,759,250
Investments in U.S. Treasury notes			309,001,616
Total investments in U.S. Treasury notes			$391,760,866

(2)
Net unrealized appreciation on open futures and forward currency contracts			$388,051
Net unrealized depreciation on open futures and forward currency contracts			(4,923,631)
Total net unrealized depreciation on open futures and forward currency contracts			$(4,535,580)

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2022

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$397,103,535	$-	$397,103,535

Short-Term Money Market Fund*	33,737,736	-	33,737,736
Exchange-traded futures contracts
Currencies	32,613	-	32,613
Energies	7,123,301	-	7,123,301
Grains	299,446	-	299,446
Interest rates	13,161,165	-	13,161,165
Livestock	(25,990)	-	(25,990)
Metals	138,124	-	138,124
Softs	(124,566)	-	(124,566)
Stock indices	(123,674)	-	(123,674)

Total exchange-traded futures contracts	20,480,419	-	20,480,419

Over-the-counter forward currency contracts	-	2,205,283	2,205,283

Total futures and forward currency contracts (2)	20,480,419	2,205,283	22,685,702

Total financial assets and liabilities at fair value	$451,321,690	$2,205,283	$453,526,973

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$88,701,332
Investments in U.S. Treasury notes			308,402,203
Total investments in U.S. Treasury notes			$397,103,535

(2)
Net unrealized appreciation on open futures and forward currency contracts			$22,685,702
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$22,685,702

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

3.   ADMINISTRATOR AGREEMENT

The Partnership, U.S. Feeder, and Cayman Feeder (collectively, the “Funds”) have engaged SS&C (USA) Inc. (the “Administrator”) to provide certain administrative services for the Funds, including, but not limited to, maintaining the books and records of the Funds and valuation of the Funds’ net asset value.

4.   PROFIT SHARE ALLOCATION

The General Partner’s profit share is equal to between 0% and 30% of Trading Profits at the end of each year is charged to the limited partners’ capital accounts. New Trading Profits include realized and unrealized trading profits (losses), interest income, brokerage fees, trading-related expenses and administrative expenses. For limited partners’ withdrawals during the year, the profit share calculation shall be computed as though the withdrawal date was at year-end. Profit share attributable to interests redeemed during a year is tentatively credited to an account maintained for bookkeeping purposes called the New Profit Memo Account. Because limited partners may purchase their partnership interests at different times, they may recognize different amounts of Trading Profits. Each limited partner pays a profit share only on Trading Profits applicable to its partnership interest. Profit share will be determined based on the Trading Profits of each limited partners’ investment in the Partnership as a whole rather than on the Trading Profits of each capital contribution made by a limited partner.

Any profit share charged is added to the General Partner’s capital account to the extent that net taxable capital gains are allocated to the General Partner and the remainder, if any, of such profit share is added to the New Profit Memo Account. The General Partner may not make any withdrawal from the balance in the New Profit Memo Account. If, at the end of a subsequent year, net taxable gains are allocated to the General Partner in excess of such year’s profit share, a corresponding amount is transferred from the New Profit Memo Account to the General Partner’s capital account.

Profit share allocation for the years ended December 31, 2023 and 2022 were as follows:

	Profit Share

	2023	2022

U.S. Feeder	$9,225	$1,865,305
Cayman Feeder	255,953	9,853,870
Other (1)	15,347	779,583
Total	$280,525	$12,498,758

(1) Direct investors in the Partnership

5.   DUE FROM/TO BROKERS

At December 31, 2023 and 2022, due from and due to brokers balances, if any, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from brokers balance also includes cash held as collateral at Bank of America, N.A.

6.   TRADING ACTIVITIES

The Partnership conducts its futures trading with various futures commission merchants (“FCMs”) on futures exchanges and its forward currency trading with various banks or dealers (“Dealers”) in the interbank markets. Substantially all assets included in the Partnership’s equity in trading accounts and certain liability accounts, as discussed below, were held as collateral by such FCMs in either U.S. regulated segregated accounts (for futures contracts traded on U.S. exchanges) or non-U.S. secured accounts (for futures contracts traded on non-U.S. exchanges) as required by U.S. Commodity Futures Trading Commission’s regulations, or held as collateral by the counterparty Dealers.

Liabilities in the Statements of Financial Condition that are components of “Total equity in trading accounts” include net unrealized depreciation on open futures and forward currency contracts, cash denominated in foreign currencies and due to brokers, if any.

The Partnership enters into contracts with various institutions that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7.   DERIVATIVE INSTRUMENTS

The Partnership is party to derivative financial instruments in the normal course of its business. These financial instruments include futures and forward currency contracts which may be traded on an exchange or OTC.

The Partnership records its derivative activities on a mark-to-market basis as described in Note 2. For OTC contracts, the Partnership enters into master netting agreements with its counterparties. Therefore, assets represent the Partnership’s unrealized gains, less unrealized losses for OTC contracts in which the Partnership has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties on OTC contracts.

Futures contracts are agreements to buy or sell an underlying asset or index for a set price in the future. Initial margin deposits are made upon entering into futures contracts and can be either in cash or treasury securities. Open futures contracts are revalued on a daily basis to reflect the market value of the contracts at the end of each trading day. Variation margin payments are received or made depending upon whether unrealized gains or losses are incurred. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the time it was closed. The Partnership bears the market risk that arises from changes in the value of these financial instruments.

Forward currency contracts entered into by the Partnership represent a firm commitment to buy or sell an underlying currency at a specified value and point in time based upon an agreed or contracted quantity. The ultimate gain or loss is equal to the difference between the value of the contract at the onset and the value of the contract at settlement date.

Each of these financial instruments is subject to various risks similar to those related to the underlying financial instruments including market risk, credit risk, concentration risk and sovereign risk.

Market risk is the potential change in the value of the instruments traded by the Partnership due to market changes including interest and foreign exchange rate movements and fluctuations in futures or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The financial instruments traded by the Partnership contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward currency contracts and the Partnership’s satisfaction of its obligations related to such market value changes may exceed the amount recognized in the Statements of Financial Condition.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of OTC transactions, the Partnership must rely solely on the credit of the individual counterparties. The contract amounts of the forward currency and futures contracts do not represent the Partnership’s risk of loss due to counterparty nonperformance. The Partnership’s exposure to credit risk associated with counterparty nonperformance of these forward currency contracts is limited to the unrealized gains inherent in such contracts which are recognized in the Statements of Financial Condition plus the value of margin or collateral held in cash and U.S. Treasury Notes by the counterparty. The amount of such credit risk was $44,786,673 and $37,114,394 at December 31, 2023 and 2022, respectively.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will in fact succeed in doing so. The General Partner’s market risk control procedures include diversification of the Partnership’s portfolio and continuously monitoring the portfolio’s open positions, historical volatility and maximum historical loss. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership’s assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Partnership’s trading activities are primarily with brokers and other financial institutions located in North America, Europe and Asia. All futures transactions of the Partnership are cleared by major securities firms, pursuant to customer agreements, including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), Goldman Sachs & Co., and BofA Securities, Inc., collectively the “Futures Clearing Brokers”. For all forward currency transactions, the Partnership utilizes two prime brokers, Deutsche Bank AG, and Bank of America, N.A.

The Partnership is subject to sovereign risk such as the risk of restrictions being imposed by foreign governments on the repatriation of cash and the effects of political or economic uncertainties. Net unrealized appreciation (depreciation) on futures and forward currency contracts are denominated in the Partnership’s functional currency (U.S. Dollar). Cash settlement of futures and forward currency contracts is made in the local currency (settlement currency) and then translated to U.S. Dollars. Net unrealized appreciation (depreciation) on futures and forward currency contracts at December 31, 2023 and 2022, by settlement currency type, denominated in U.S. Dollars, is detailed below:

	As of December 31,
	2023		2022
	Total Net		Total Net
	Unrealized		Unrealized
	Appreciation	Percent	Appreciation	Percent
Currency Type	(Depreciation)	of Total	(Depreciation)	of Total

Australian dollar	$(150,030)	3.31%	$534,449	2.36%
Brazilian real	53,254	(1.17)	(10,546)	(0.05)
British pound	134,306	(2.96)	356,161	1.57
Canadian dollar	49,802	(1.10)	537,280	2.37
Euro	(552,639)	12.18	10,606,521	46.75
Hong Kong dollar	(6,530)	0.14	(25,054)	(0.11)
Japanese yen	26,731	(0.59)	955,351	4.21
Korean won	306,931	(6.77)	66,306	0.29
Malaysian ringgit	(13,231)	0.29	(709)	(0.00)
Norwegian krone	-	-	138,796	0.61
Polish zloty	-	-	107,021	0.47
Singapore dollar	35,680	(0.79)	14,625	0.06
South African rand	(693)	0.02	(5,501)	(0.02)
Swedish krona	-	-	101,832	0.45
Thai baht	(14,623)	0.32	69,304	0.31
U.S. dollar	(4,404,538)	97.12	9,239,866	40.73

Total	$(4,535,580)	100.00%	$22,685,702	100.00%

The Derivatives and Hedging (Topic 815) of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership engages in the speculative trading of futures and forward contracts on agricultural commodities, currencies, energies, interest rates, metals, and stock indices. The following were the primary trading risk exposures of the Partnership at December 31, 2023 and 2022, by market sector:

Agricultural (grains, livestock and softs) — The Partnership’s primary exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions as well as supply and demand factors.

Currencies — Exchange rate risk is a principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. The fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies including cross-rates — e.g., positions between two currencies other than the U.S. dollar.

Energies — The Partnership’s primary energy market exposure is to gas and oil price movements often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest Rates — Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, the United Kingdom, the U.S., and the Eurozone. However, the Partnership also may take positions in futures contracts on the government debt of other countries. The General Partner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the primary interest rate market exposure of the Partnership for the foreseeable future.

Metals — The Partnership’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, palladium, platinum, silver, tin and zinc.

Stock Indices — The Partnership’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries as well as other countries.

The Derivatives and Hedging (Topic 815) of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair value of futures and forward currency contracts are first netted by the broker as discussed in Note 2. Futures and forward currency contracts in a net asset or liability position are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts” or “Net unrealized depreciation on open futures and forward currency contracts,” respectively. The Partnership’s policy regarding fair value measurement is discussed in Note 2.

Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of the Derivatives and Hedging guidance. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading gains and losses in the Statements of Operations.

The following table presents the fair value of open futures and forward currency contracts, held long or sold short, at December 31, 2023 and 2022. Fair value, below, is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at December 31, 2023
					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$27,753	$(41,166)	$14,145	$(197,506)	$(196,774)
Energies	-	(1,954,311)	235,427	(1,343,807)	(3,062,691)
Grains	-	-	593,133	(283,700)	309,433
Interest rates	2,570,886	(266,633)	321,540	(3,965,113)	(1,339,320)
Livestock	-	(10,480)	4,330	-	(6,150)
Metals	2,220,102	(244,208)	254,665	(2,303,344)	(72,785)
Softs	-	(51,788)	617,612	(18,277)	547,547
Stock indices	753,414	(195,411)	387,967	(47,388)	898,582
Total futures contracts	5,572,155	(2,763,997)	2,428,819	(8,159,135)	(2,922,158)

Forward currency contracts	9,695,517	(398,117)	409,647	(11,320,469)	(1,613,422)

Total futures and forward currency contracts	$15,267,672	$(3,162,114)	$2,838,466	$(19,479,604)	$(4,535,580)

Fair Value of Futures and Forward Currency Contracts at December 31, 2022
					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$97,003	$(45,169)	$55	$(19,276)	$32,613
Energies	4,273,340	(143,150)	2,997,981	(4,870)	7,123,301
Grains	563,235	(163,039)	-	(100,750)	299,446
Interest rates	-	(183,318)	13,678,900	(334,417)	13,161,165
Livestock	830	(26,820)	-	-	(25,990)
Metals	1,351,092	(562,752)	542,450	(1,192,666)	138,124
Softs	336	(89,902)	49,611	(84,611)	(124,566)
Stock indices	105,622	(368,330)	483,041	(344,007)	(123,674)
Total futures contracts	6,391,458	(1,582,480)	17,752,038	(2,080,597)	20,480,419

Forward currency contracts	7,099,705	(2,274,164)	1,339,549	(3,959,807)	2,205,283

Total futures and forward currency contracts	$13,491,163	$(3,856,644)	$19,091,587	$(6,040,404)	$22,685,702

The effect of trading futures and forward currency contracts is presented on the Statements of Operations for the years ended December 31, 2023 and 2022 as “Net realized gains on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the years ended December 31, 2023 and 2022

Sector	2023	2022

Futures contracts:
Currencies	$856,989	$2,668,075
Energies	(17,234,199)	33,572,540
Grains	(42,933)	(4,343,620)
Interest rates	(19,049,633)	22,456,018
Livestock	156,200	90,780
Metals	(1,843,149)	(2,825,535)
Softs	(325,387)	107,783
Stock indices	5,263,962	16,632,265

Total futures contracts	(32,218,150)	68,358,307

Forward currency contracts	(4,229,216)	13,679,309

Total futures and forward currency contracts	$(36,447,366)	$82,037,616

For the years ended December 31, 2023 and 2022, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2023	2022

Average bought	61,854	62,165
Average sold	60,740	63,168
Average notional	$3,520,000,000	$3,706,000,000

The Customer Agreement between the Partnership, the Futures Clearing Brokers and the FX Prime Brokers gives the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

The following tables summarize the valuation of the Partnership’s investments as of December 31, 2023 and 2022.

Offsetting of derivative assets and liabilities at December 31, 2023
		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$1,439,086	$(1,051,035)	$388,051

Total assets	$1,439,086	$(1,051,035)	$388,051

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statement of	the Statement of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Futures contracts
Counterparty J	$618,432	$(385,761)	$232,671
Counterparty L	9,253,665	(6,176,127)	3,077,538
Total futures contracts	9,872,097	(6,561,888)	3,310,209

Forward currency contracts
Counterparty G	4,860,154	(4,122,044)	738,110
Counterparty K	6,858,432	(5,983,120)	875,312
Total forward contracts	11,718,586	(10,105,164)	1,613,422

Total liabilities	$21,590,683	$(16,667,052)	$4,923,631

(Continued)
24

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$388,051	$-	$(388,051)	$-
Total	$388,051	$-	$(388,051)	$-

		Amounts Not Offset in the Statement of Financial Condition
	Net amounts of
	Liabilities
	presented in the
Counterparty	Statement of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty J	$232,671	$-	$232,671	$-
Counterparty L	3,077,538	-	3,077,538	-
Counterparty G	738,110	-	738,110	-
Counterparty K	875,312	-	875,312	-
Total	$4,923,631	$-	$4,923,631	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2023.
(4) Net amount represents the amounts owed by the Master Fund to each counterparty as of December 31, 2023.

(Concluded)

Offsetting of derivative assets and liabilities at December 31, 2022

		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$2,201,296	$(739,360)	$1,461,936
Counterparty J	918,116	(400,150)	517,966
Counterparty L	21,024,084	(2,523,567)	18,500,517
Total futures contracts	24,143,496	(3,663,077)	20,480,419

Forward currency contracts
Counterparty G	2,976,865	(2,194,130)	782,735
Counterparty K	5,462,389	(4,039,841)	1,422,548
Total forward contracts	8,439,254	(6,233,971)	2,205,283

Total assets	$32,582,750	$(9,897,048)	$22,685,702

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$1,461,936	$-	$(1,461,936)	$-
Counterparty J	517,966	-	(517,966)	-
Counterparty L	18,500,517	-	(18,500,517)	-
Counterparty G	782,735	-	-	782,735
Counterparty K	1,422,548	-	-	1,422,548
Total	$22,685,702	$-	$(20,480,419)	$2,205,283

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

8.   FINANCIAL HIGHLIGHTS

The ratios are calculated based on 1) a limited partner that is charged a monthly management fee of 1/12 of 1.75% (1.75% per annum) and 20% of Trading Profits and 2) limited partners’ capital taken as a whole. The computation of such ratios based on the amount of expenses and profit share allocation assessed to an individual partner’s capital account may vary from these ratios based on the timing of capital transactions and differences in individual partner’s management fee, selling commission, and profit share allocation arrangements.

Returns are calculated based on 1) a limited partner that is charged a monthly management fee of 1/12 of 1.75% (1.75% per annum) and 20% of Trading Profits and 2) limited partners’ capital taken as a whole. An individual partner’s returns may vary from these returns based on the timing of capital transactions and differences in individual partners’ management fee, selling commission, and profit share allocation arrangements.

9.   INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The U.S. Feeder and Cayman Feeder invest substantially all of their assets in the Partnership. For the years ended December 31, 2023 and 2022, respective ownership percentages of the Partnership are detailed below:

	2023	2022

U.S. Feeder	29.87%	31.44%
Cayman Feeder	54.29	53.11

Total	84.16%	84.55%

The remaining interests are held by direct investors in the Partnership.

The capital withdrawals payable at December 31, 2023 and 2022 were $2,622,691 and $13,752,350, respectively, detailed below.

	2023	2022
Direct investors (1)	$257,741	$13,267,996
U.S. Feeder	153,125	484,354
Cayman Feeder	2,211,825	-

Total	$2,622,691	$13,752,350

(1) Includes profit share to the General Partner of $257,741 at December 31, 2023. Includes profit share to the General Partner of $12,464,726 and a limited partner redemption of $803,270, totaling $13,267,996 at December 31, 2022.

During February 2020, the Cayman Feeder created a new GBP share class. As the Cayman Feeder determines its net asset value in U.S. dollars and the GBP share class’s functional currency is British Pound Sterling, an investment in the GBP share class involves exchange-rate risk. It’s the Master Fund’s general practice to enter into a one-month forward currency contract at the beginning of each month for the purpose of hedging the GBP share class’ beginning of month exposure to U.S. dollars. Hedging the Cayman Feeder’s GBP share class exposure to U.S. dollars takes place at the Master Fund level. In the event of mid-month investor subscriptions or redemptions, the Master Fund may increase or decrease its hedge by entering into one or more additional forward currency contracts. The Master Fund may or may not adjust the hedge during a month for profits and losses. All gains and losses and all expenses of such currency hedging will be allocated at the Master Fund level to the Class GBP Shares.

10.   SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events through March 18, 2024, the date the financial statements were issued. Based on such evaluation, no events were discovered that required adjustment to or disclosure in the financial statements.

