Form 10-K/A
period 2023-12-31
Millburn Multi-Markets Fund L.P.
filed 2024-04-03
CIK 1468910

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

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 2) (“Form 10-K/A”) is being filed by Millburn Multi-Markets Fund L.P. (the “Partnership”) to amend the Partnership’s disclosure in Item 8, Financial Statements and Supplementary Data (including Exhibit 13.1) to the Form 10-K for the year ended December 31, 2023 that was originally filed with the Securities and Exchange Commission on March 29, 2024 (the “Original Form

10-K”). These financial statements in the Original Form 10-K inadvertently omitted the auditor’s letterhead on the audit report of Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm.

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

Gregg Buckbinder, President

Millburn Ridgefield Corporation
General Partner of Millburn Multi-Markets Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

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

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

MILLBURN MILTI-MARKETS FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

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

MILLBURN MILTI-MARKETS FUND L.P.

STATEMENT OF FINANCIAL HIGHLIGHTS

YEAR ENDED DECEMBER 31, 2022

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

MILLBURN MULTI-MARKETS TRADING L.P.

TABLE OF CONTENTS
Page(s)
AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION
INDEPENDENT AUDITOR’S REPORT	1
FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022:
Statements of Financial Condition	2
Condensed Schedules of Investments	3–6
Statements of Operations	7
Statements of Changes in Partners’ Capital	8
Statements of Financial Highlights	9–10
Notes to Financial Statements	11–26

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

Gregg Buckbinder, President

Millburn Ridgefield Corporation
General Partner of Millburn Multi-Markets Trading L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

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

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

See notes to financial statements

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

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

