Form 10-Q
period 2024-03-31
Millburn Multi-Markets Fund L.P.
filed 2024-05-14
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.
Financial statements
As of and for the three months ended March 31, 2024 and 2023 (unaudited)

Statements of Financial Condition (a)	1
Statements of Operations (b)	2
Statements of Changes in Partners' Capital (b)	3
Statements of Financial Highlights (b)	5
Notes to Financial Statements	7

(a) At March 31, 2024 (unaudited) and December 31, 2023

(b) For the three months ended March 31, 2024 and 2023 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

ASSETS	March 31, 2024
	(unaudited)	December 31, 2023
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$128,587,660	$123,929,777
Due from the Master Fund	463,047	153,125
Cash and cash equivalents	7,753	36,455

Total assets	$129,058,460	$124,119,357

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$7,753	$36,368
Capital withdrawals payable to Limited Partners	463,047	153,125
Other liabilities	-	87

Total liabilities	470,800	189,580

PARTNERS’ CAPITAL:
General Partner	3,305,202	3,063,996

Limited partners:
Series A (84,290.2715 and 87,158.9000 units outstanding)	109,008,789	105,476,328
Series B (4,661.3721 and 4,701.2201 units outstanding)	7,565,032	7,114,188
Series C (2,348.1019 and 2,348.1019 units outstanding)	3,888,103	3,625,396
Series D (3,048.4972 and 3,218.3931 units outstanding)	4,630,028	4,559,744
Series E (182.0993 and 92.9304 units outstanding)	190,506	90,125

Total limited partners	125,282,458	120,865,781

Total partners’ capital	128,587,660	123,929,777

TOTAL	$129,058,460	$124,119,357

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,293.25	$1,210.16
Series B	$1,622.92	$1,513.26
Series C	$1,655.85	$1,543.97
Series D	$1,518.79	$1,416.78
Series E*	$1,046.17	$969.81

* Series E had a beginning unit value of $1,000.00 as of March 1, 2023

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
INVESTMENT INCOME:
Interest income	$330	$100
Interest income, net (allocated from the Master Fund) (1)	1,619,199	1,199,666

Total interest income	1,619,529	1,199,766

EXPENSES:
Brokerage commissions (allocated from the Master Fund) (1)	140,380	140,107
Management fees (allocated from the Master Fund) (1)	549,627	583,135
Selling commissions and platform fees (allocated from the Master Fund) (1)	554,641	579,627
Administrative and operating expenses (allocated from the Master Fund) (1)	131,676	133,899
Custody fees and other expenses (allocated from the Master Fund) (1)	5,663	6,103

Total expenses	1,381,987	1,442,871

NET INVESTMENT INCOME (LOSS)	237,542	(243,105)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,738,582	(6,337,843)
Foreign exchange transaction	(12,565)	(127,897)
Net change in unrealized:
Futures and forward currency contracts	2,689,067	(5,641,802)
Foreign exchange translation	(26,056)	47,280
Net gains (losses) from U.S. Treasury notes:
Realized	(4,999)	(40,143)
Net change in unrealized	(112,583)	474,657

Net realized and unrealized gains (losses)
allocated from the Master Fund	8,271,446	(11,625,748)

NET INCOME (LOSS)	8,508,988	(11,868,853)

LESS PROFIT SHARE ALLOCATION	16,675	-
FROM THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$8,492,313	$(11,868,853)

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$83.09	$(110.10)
Series B	$109.66	$(127.57)
Series C	$111.88	$(130.15)
Series D	$102.01	$(122.93)
Series E*	$76.36	$(58.17)

(1) The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.
* Series E commenced on March 1, 2023

See notes to financial statements (Unaudited)

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners' Capital (unaudited)
		For the three months ended March 31, 2024

		Limited Partners
	General
	Partner	Series A		Series B		Series C			Series D		Series E		Total
	Amount	Amount	Units	Amount	Units	Amount	Units		Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — January 1, 2024	$3,063,996	$105,476,328	87,158.9000	$7,114,188	4,701.2201	$3,625,396		2,348.1019	$4,559,744	3,218.3931	$90,125	92.9304	$123,929,777

Capital contributions	-	-	-	-	-	-		-	50,000	34.4922	87,869	89.1689	137,869
Capital withdrawals	-	(3,597,104)	(2,868.6285)	(64,670)	(39.8480)	-	-	-	(310,525)	(204.3881)	-	-	(3,972,299)
Net income before profit share	241,206	7,129,565	-	526,560	-	268,336		-	330,809	-	12,512	-	8,508,988
Profit share	-	-	-	(11,046)	-	(5,629)		-	-	-	-	-	(16,675)
PARTNERS' CAPITAL — March 31, 2024	$3,305,202	$109,008,789	84,290.2715	$7,565,032	4,661.3721	$3,888,103		2,348.1019	$4,630,028	3,048.4972	$190,506	182.0993	$128,587,660

Net Asset Value per Unit at March 31, 2024			$1,293.25		$1,622.92			$1,655.85		$1,518.79		$1,046.17

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners' Capital (unaudited)
		For the three months ended March 31, 2023

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Series D		Series E*		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — January 1, 2023	$3,216,369	$119,302,999	90,460.9714	$7,896,417	4,884.6100	$4,456,048	2,701.6303	$8,405,063	5,512.0257	$ -	-	$143,276,896

Capital contributions	-	400,000	303.2982	-	-	-	-	-	-	56,101	56.1014	456,101
Capital withdrawals	-	(295,248)	(243.0231)	(163,724)	(104.3014)	(167,951)	(106.9465)	(756,739)	(535.8625)	-	-	(1,383,662)
Net loss before profit share	(240,810)	(9,991,809)	-	(614,702)	-	(346,158)	-	(672,111)	-	(3,263)	-	(11,868,853)
Profit share	-	-	-	-	-	-	-	-	-	-	-	-
PARTNERS' CAPITAL — March 31, 2023	$2,975,559	$109,415,942	90,521.2465	$7,117,991	4,780.3086	$3,941,939	2,594.6838	$6,976,213	4,976.1632	$ 52,838	56.1014	$130,480,482

Net Asset Value per Unit at March 31, 2023			$1,208.73		$1,489.02		$1,519.24		$1,401.93		$941.83

* Series E had a beginning unit value of $1,000.00 as of March 1, 2023

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (unaudited)

For the three months ended March 31, 2024

The following information presents per unit operating performance data for each series for the three months ended March 31, 2024.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,210.16	$1,513.26	$1,543.97	$1,416.78	$969.81

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	1.33	9.65	9.85	6.21	10.73
Total trading and investing gains (1)	81.76	102.36	104.43	95.80	65.63

Net income before profit share allocation from the Master Fund	83.09	112.01	114.28	102.01	76.36

Less: profit share allocation from the Master Fund (1) (6)	0.00	2.35	2.40	0.00	0.00

Net income from operations after profit share allocation from the Master Fund	83.09	109.66	111.88	102.01	76.36

NET ASSET VALUE PER UNIT — End of period	$1,293.25	$1,622.92	$1,655.85	$1,518.79	$1,046.17

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	6.87%	7.40%	7.40%	7.20%	7.87%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.15	0.15	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	6.87%	7.25%	7.25%	7.20%	7.87%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.62%	2.62%	2.62%	3.37%	0.86%
Profit share allocation from the Master Fund (2) (6)	0.00	0.15	0.15	0.00	0.00

Total expenses	4.62%	2.77%	2.77%	3.37%	0.86%

Net investment income (3) (4) (5)	0.42%	2.42%	2.42%	1.66%	4.15%

(1) The net investment income per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment income and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
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

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statement of Financial Highlights (unaudited)

For the three months ended March 31, 2023

The following information presents per unit operating performance data for each series for the three months ended March 31, 2023.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E (7)

NET ASSET VALUE PER UNIT — Beginning of period	$1,318.83	$1,616.59	$1,649.39	$1,524.86	$1,000.00

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (loss) (1)	(3.26)	3.64	3.71	0.75	2.50
Total trading and investing losses (1)	(106.84)	(131.21)	(133.86)	(123.68)	(60.67)

Net loss before profit share allocation from the Master Fund	(110.10)	(127.57)	(130.15)	(122.93)	(58.17)

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(110.10)	(127.57)	(130.15)	(122.93)	(58.17)

NET ASSET VALUE PER UNIT — End of period	$1,208.73	$1,489.02	$1,519.24	$1,401.93	$941.83

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(8.35)%	(7.89)%	(7.89)%	(8.06)%	(5.82)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(8.35)%	(7.89)%	(7.89)%	(8.06)%	(5.82)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.57%	2.58%	2.58%	3.32%	0.84%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00	0.00	0.00

Total expenses	4.57%	2.58%	2.58%	3.32%	0.84%

Net investment income (loss) (3) (4) (5)	(1.04)%	0.95%	0.95%	0.21%	3.18%

(1) The net investment income (loss) per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment income (loss) and profit share allocation from the Master Fund by the average number of units outstanding during the period. Total trading and investing losses is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
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
(7) Initial offering price for Series E was $1,000 as of March 1, 2023.

See notes to financial statements (Unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at March 31, 2024 (unaudited) and December 31, 2023 and the results of its operations for the three months ended March 31, 2024 and 2023 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2023 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2023 information has been derived from the audited financial statements as of December 31, 2023.

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

The Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2020 to 2023, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2023.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2024 and December 31, 2023 was 29.18% and 29.87%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At March 31, 2024 and December 31, 2023, there were no redemption charges owed to the General Partner.

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

	Three months ended March 31,
	2024	2023
Series A	85,620.897	90,742.400
Series B	4,701.226	4,838.700
Series C	2,348.074	2,631.489
Series D	3,189.722	5,465.253
Series E	163.710	56.101

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from April 1, 2024 to May 14, 2024, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

Millburn Multi-Markets Trading L.P.
Financial statements
As of and for the three months ended March 31, 2024 and 2023 (unaudited)

Statements of Financial Condition (a)	10
Condensed Schedules of Investments (a)	11
Statements of Operations (b)	15
Statements of Changes in Partners' Capital (b)	16
Statements of Financial Highlights (b)	17
Notes to Financial Statements	19

(a) At March 31, 2024 (unaudited) and December 31, 2023

(b) For the three months ended March 31, 2024 and 2023 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	March 31, 2024
ASSETS	(unaudited)	December 31, 2023

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$75,214,890 and $82,787,620)	$75,195,719	$82,759,250
Net unrealized appreciation on open futures and forward currency contracts	4,824,033	388,051
Due from brokers, net	3,656,522	6,533,080
Cash denominated in foreign currencies (cost $816,499 and $3,016,827)	799,481	3,078,059

Total equity in trading accounts	84,475,755	92,758,440

INVESTMENTS IN U.S. TREASURY NOTES — at fair value
(amortized cost $332,319,510 and $308,685,279)	332,244,209	309,001,616

CASH AND CASH EQUIVALENTS	24,880,681	18,967,049

ACCRUED INTEREST RECEIVABLE	2,888,289	2,684,345

OTHER ASSETS	100	187

TOTAL	$444,489,034	$423,411,637

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$465,418	$4,923,631
Cash overdrafts denominated in foreign currencies (cost $542,804 and $0)	552,509	-
Subscriptions received in advance	250,000	130,000
Capital withdrawal payable to Limited Partners	463,047	2,364,950
Capital withdrawal payable to General Partner	-	257,741
Management fee payable	724,268	390,360
Selling commissions payable	185,152	178,816
Accrued expenses	513,454	232,073
Commissions and other trading fees on open futures contracts	28,191	34,086
Accrued profit share	707,001	-

Total liabilities	3,889,040	8,511,657

PARTNERS’ CAPITAL	440,599,994	414,899,980

TOTAL	$444,489,034	$423,411,637

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

March 31, 2024

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$38,140
Energies	0.67	3,017,890
Grains	0.07	286,650
Interest rates	(0.00)	(9,578)
Livestock	(0.00)	(5,170)
Metals	0.24	1,044,927
Softs	(0.00)	(18,639)
Stock indices	0.18	800,194

Total long futures contracts	1.17	5,154,414

Short futures contracts:
Currencies	0.04	189,653
Energies	(0.02)	(80,293)
Grains	0.00	18,488
Interest rates:
2 Year U.S. Treasury Note (1,705 contracts, settlement date June 2024)	0.07	287,061
Other interest rates	(0.21)	(925,668)

Total interest rates	(0.14)	(638,607)

Livestock	0.00	2,910
Metals	(0.31)	(1,366,385)
Softs	(0.04)	(178,156)
Stock indices	(0.08)	(371,930)

Total short futures contracts	(0.55)	(2,424,320)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.62	2,730,094

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.99)	(4,352,242)
Total short forward currency contracts	1.36	5,980,763

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.37	1,628,521

TOTAL	0.99%	$4,358,615

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

March 31, 2024

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$141,370,000	U.S. Treasury notes, 2.500%, 05/15/2024	31.98%	$140,884,041
148,330,000	U.S. Treasury notes, 2.375%, 08/15/2024	33.30	146,730,817
122,020,000	U.S. Treasury notes, 2.250%, 11/15/2024	27.19	119,825,070
	Total investments in U.S. Treasury notes
	(amortized cost $407,534,400)	92.47%	$407,439,928

See notes to financial statements (Unaudited)	(Concluded)

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

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2023

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

105,680,000	U.S. Treasury notes, 2.750%, 02/15/2024	25.39%	$105,345,622
101,530,000	U.S. Treasury notes, 2.500%, 05/15/2024	24.23	100,544,445
99,490,000	U.S. Treasury notes, 2.375%, 08/15/2024	23.59	97,867,458
90,020,000	U.S. Treasury notes, 2.250%, 11/15/2024	21.21	88,003,341
	Total investments in U.S. Treasury notes
	(amortized cost $391,472,899)	94.42%	$391,760,866

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (unaudited)

	For the three months ended
	March 31	March 31
	2024	2023
INVESTMENT INCOME — Interest income, net	$5,487,101	$3,845,069

EXPENSES:
Brokerage commissions	475,375	448,552
Management fees	1,533,528	1,264,391
Selling commissions and platform fees	554,647	579,633
Administrative and operating expenses	281,380	276,706
Custody fees and other expenses	19,239	19,514
Total expenses	2,864,169	2,588,796

NET INVESTMENT INCOME	2,622,932	1,256,273

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	19,522,034	(20,581,320)
Foreign exchange transaction	(42,967)	(412,653)
Net change in unrealized:
Futures and forward currency contracts	8,894,195	(17,746,369)
Foreign exchange translation	(87,955)	153,949
Net gains (losses) from U.S. Treasury notes
Realized	(17,008)	(128,300)
Net change in unrealized	(382,439)	1,525,680
Total net realized and unrealized gains (losses)	27,885,860	(37,189,013)

NET INCOME (LOSS)	30,508,792	(35,932,740)
LESS PROFIT SHARE TO GENERAL PARTNER	710,261	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$29,798,531	$(35,932,740)

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (unaudited)

For the three months ended March 31, 2024
	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2024	$413,703,860	$-	$1,196,120	$414,899,980
Contributions	1,162,869	3,260	-	1,166,129
Withdrawals	(5,264,646)	-	-	(5,264,646)
Net income before profit share	30,413,738	6	95,048	30,508,792
General Partner's allocation - profit share	(710,261)	-	-	(710,261)
PARTNERS' CAPITAL- March 31, 2024	$439,305,560	$3,266	$1,291,168	$440,599,994

For the three months ended March 31, 2023
	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL - January 1, 2023	$454,468,058	$-	$1,252,132	$455,720,190
Contributions	108,235,530	-	-	108,235,530
Withdrawals	(107,032,471)	-	-	(107,032,471)
Net loss before profit share	(35,839,740)	-	(93,000)	(35,932,740)
General Partner's allocation - profit share	-	-	-	-
PARTNERS' CAPITAL- March 31, 2023	$419,831,377	$-	$1,159,132	$420,990,509

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31,	March 31,
	2024	2023

Total return before General Partner profit share allocation (3)	7.47%	(7.83)%
Less: General Partner profit share allocation (3)	0.18	-

Total return after General Partner profit share allocation (3)	7.29%	(7.83)%

Ratios to average net asset value:
Expenses (1) (4)	2.36%	2.33%
General Partner profit share allocation (3)	0.18	-

Total expenses (1)	2.54%	2.33%

Net investment income (1) (2) (4)	2.69%	1.24%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1) Includes the Limited Partner's proportionate share of expenses allocated from the Master Fund's operations for the three months ended March 31, 2024 and 2023.
(2) Excludes General Partner profit share allocation and includes interest income.
(3) Not Annualized.
(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended
	March 31,	March 31,
	2024	2023

Total return before General Partner profit share allocation (3)	7.38%	(7.79)%
Less: General Partner profit share allocation (3)	0.16	-

Total return after General Partner profit share allocation (3)	7.22%	(7.79)%

Ratios to average net asset value:
Expenses (1) (4)	2.66%	2.39%
General Partner profit share allocation (3)	0.16	-

Total expenses (1)	2.82%	2.39%

Net investment income (1) (2) (4)	2.39%	1.18%

Total returns and the ratios to average net asset value are calculated for a Limited Partners. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the Limited Partners' proportionate share of expenses allocated from the Master Fund's operations for the three months ended March 31, 2024 and 2023.
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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2024 (unaudited) and December 31, 2023 (audited) and the results of its operations for the three months ended March 31, 2024 and 2023 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2023 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2023 information has been derived from the audited financial statements as of December 31, 2023.

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At March 31, 2024 and December 31, 2023, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	March 31,	December 31,
	2024	2023
Partnership	29.18%	29.87%
Cayman Feeder	54.66%	54.29%

Total	83.84%	84.16%

The capital withdrawals payable at March 31, 2024 and December 31, 2023 were $463,047 and $2,622,691, respectively, as detailed below.

	March 31,	December 31,
	2024	2023
Direct investors (1)	$-	$257,741
Partnership	463,047	153,125
Cayman Feeder	-	2,211,825

Total	$463,047	$2,622,691

(1) Includes General Partner’s profit share of $257,741 at December 31, 2023.

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

During the three months ended March 31, 2024 and 2023, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of March 31, 2024 and December 31, 2023 in valuing the Master Fund’s investments at fair value. At March 31, 2024 and December 31, 2023, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2024
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$407,439,928	$-	$407,439,928

Short-Term Money Market Fund*	24,630,681	-	24,630,681
Exchange-traded futures contracts
Currencies	227,793	-	227,793
Energies	2,937,597	-	2,937,597
Grains	305,138	-	305,138
Interest rates	(648,185)	-	(648,185)
Livestock	(2,260)	-	(2,260)
Metals	(321,458)	-	(321,458)
Softs	(196,795)	-	(196,795)
Stock indices	428,264	-	428,264

Total exchange-traded futures contracts	2,730,094	-	2,730,094

Over-the-counter forward currency contracts	-	1,628,521	1,628,521

Total futures and forward currency contracts (2)	2,730,094	1,628,521	4,358,615

Total financial assets and liabilities at fair value	$434,800,703	$1,628,521	$436,429,224

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$75,195,719
Investments in U.S. Treasury notes held in custody			332,244,209
Total investments in U.S. Treasury notes			$407,439,928

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,824,033
Net unrealized depreciation on open futures and forward currency contracts			(465,418)
Total net unrealized appreciation on open futures and forward currency contracts			$4,358,615

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2023
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$391,760,866	$-	$391,760,866

Short-Term Money Market Fund*	18,717,049	-	18,717,049
Exchange-traded futures contracts
Currencies	(196,774)	-	(196,774)
Energies	(3,062,691)	-	(3,062,691)
Grains	309,433	-	309,433
Interest rates	(1,339,320)	-	(1,339,320)
Livestock	(6,150)	-	(6,150)
Metals	(72,785)	-	(72,785)
Softs	547,547	-	547,547
Stock indices	898,582	-	898,582

Total exchange-traded futures contracts	(2,922,158)	-	(2,922,158)

Over-the-counter forward currency contracts	-	(1,613,422)	(1,613,422)

Total futures and forward currency contracts (2)	(2,922,158)	(1,613,422)	(4,535,580)

Total financial assets and liabilities at fair value	$407,555,757	$(1,613,422)	$405,942,335

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$82,759,250
Investments in U.S. Treasury notes			309,001,616
Total investments in U.S. Treasury notes			$391,760,866

(2)
Net unrealized appreciation on open futures and forward currency contracts			$388,051
Net unrealized depreciation on open futures and forward currency contracts			(4,923,631)
Total net unrealized depreciation on open futures and forward currency contracts			$(4,535,580)

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at March 31, 2024 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2024 and December 31, 2023. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$38,245	$(105)	$193,876	$(4,223)	$227,793
Energies	3,088,138	(70,248)	32,241	(112,534)	2,937,597
Grains	312,700	(26,050)	18,944	(456)	305,138
Interest rates	-	(9,578)	1,553,982	(2,192,589)	(648,185)
Livestock	6,090	(11,260)	3,840	(930)	(2,260)
Metals	1,427,276	(382,349)	484,751	(1,851,136)	(321,458)
Softs	27,459	(46,098)	2,000	(180,156)	(196,795)
Stock indices	1,029,169	(228,975)	237,279	(609,209)	428,264
Total futures contracts	5,929,077	(774,663)	2,526,913	(4,951,233)	2,730,094

Forward currency contracts	432,277	(4,784,519)	6,230,061	(249,298)	1,628,521

Total futures and forward currency contracts	$6,361,354	$(5,559,182)	$8,756,974	$(5,200,531)	$4,358,615

Fair value of futures and forward currency contracts at December 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$27,753	$(41,166)	$14,145	$(197,506)	$(196,774)
Energies	-	(1,954,311)	235,427	(1,343,807)	(3,062,691)
Grains	-	-	593,133	(283,700)	309,433
Interest rates	2,570,886	(266,633)	321,540	(3,965,113)	(1,339,320)
Livestock	-	(10,480)	4,330	-	(6,150)
Metals	2,220,102	(244,208)	254,665	(2,303,344)	(72,785)
Softs	-	(51,788)	617,612	(18,277)	547,547
Stock indices	753,414	(195,411)	387,967	(47,388)	898,582
Total futures contracts	5,572,155	(2,763,997)	2,428,819	(8,159,135)	(2,922,158)

Forward currency contracts	9,695,517	(398,117)	409,647	(11,320,469)	(1,613,422)

Total futures and forward currency contracts	$15,267,672	$(3,162,114)	$2,838,466	$(19,479,604)	$(4,535,580)

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2024 and 2023 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2024 and 2023

	Three months	Three months
	ended:	ended:
	March 31,	March 31,
Sector	2024	2023
Futures contracts:
Currencies	$1,283,660	$614,915
Energies	12,095,482	(10,737,030)
Grains	2,355,509	(747,967)
Interest rates	13,300,546	(28,112,657)
Livestock	(44,000)	31,870
Metals	(2,031,713)	913,567
Softs	(2,455,707)	(571,406)
Stock indices	(335,639)	399,529
Total futures contracts	24,168,138	(38,209,179)

Forward currency contracts	4,248,091	(118,510)

Total futures and forward currency contracts	$28,416,229	$(38,327,689)

For the three months ended March 31, 2024 and 2023, the monthly average number of futures contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2024	2023

Average bought	58,130	61,675
Average sold	65,882	60,142
Average notional	$3,356,000,000	$3,360,000,000

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2024 and December 31, 2023.

Offsetting of derivative assets and liabilities at March 31, 2024
		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty J	$1,727,326	$(348,964)	$1,378,362
Counterparty L	6,305,392	(4,488,242)	1,817,150
Total futures contracts	8,032,718	(4,837,206)	3,195,512

Forward currency contracts
Counterparty G	2,544,409	(1,463,323)	1,081,086
Counterparty K	4,117,929	(3,570,494)	547,435
Total forward currency contracts	6,662,338	(5,033,817)	1,628,521

Total assets	$14,695,056	$(9,871,023)	$4,824,033

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statements of	the Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$888,690	$(423,272)	$465,418
Total liabilities	$888,690	$(423,272)	$465,418

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty J	$1,378,362	$-	$(1,378,362)	$-
Counterparty L	1,817,150	-	(1,817,150)	-
Counterparty G	1,081,086	-	-	1,081,086
Counterparty K	547,435	-	-	547,435
Total	$4,824,033	$-	$(3,195,512)	$1,628,521

		Amounts Not Offset in the Statements of Financial Condition

	Net amounts of
	Liabilities
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty C	$465,418	$-	$465,418	$-
Total	$465,418	$-	$465,418	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2024.
(4) Net amount represents the amounts owed by the Master Fund to each counterparty as of March 31, 2024.

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

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$-	$-	$(388,051)	$-
Total	$-	$-	$(388,051)	$-

		Amounts Not Offset in the Statements of Financial Condition

	Net amounts of
	Liabilities
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty J	$ 232,671	$ -	$ 232,671	$ -
Counterparty L	3,077,538	-	3,077,538	-
Counterparty G	738,110	-	738,110	-
Counterparty K	875,312	-	875,312	-
Total	$ 4,923,631	$ -	$ 4,923,631	$ -

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

The Master Fund’s forward currency trading activities are cleared by DB, and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $25,013,282 and $44,786,673 at March 31, 2024 and December 31, 2023, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2024 and 2023. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	March 31, 2024	March 31, 2023
Profit share earned	$3,260	$-
Profit share accrued	707,001	-
Total profit share	$710,261	$-

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

7. SUBSEQUENT EVENTS

During the period from April 1, 2024 to May 14, 2024, withdrawals of $45,150,000 were made from the Master Fund. The General Partner has performed its evaluation of subsequent events through May 14, 2024, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due to limited open interest in certain futures markets or to daily price fluctuation limits, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations for the three months ended March 31, 2024, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2024

Total
Partners'
Capital of the
Month Ended:	Partnership
March 31, 2024	$128,587,660
December 31, 2023	123,929,777

Three Months
Change in Partners' Capital	$4,657,883
Percent Change	3.76%

THREE MONTHS ENDED MARCH 31, 2024

The increase in the Partnership’s net assets of $4,657,883 was attributable to net income after profit share of $8,492,313 and contributions of $137,869 which were partially offset by withdrawals of $3,972,299.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2024 decreased $33,508 relative to the corresponding period in 2023. The decrease was due to an decrease in the average net asset value of the Partnership during the three months ended March 31, 2024, relative to the corresponding period in 2023.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2024 increased $273 relative to the corresponding period in 2023. The increase was due mainly to an increase in the trading of futures contracts with higher commission rates during the three months ended March 31, 2024 relative to the corresponding period in 2023.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended March 31, 2024 decreased $24,986 relative to the corresponding period in 2023. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2024, relative to the corresponding period in 2023.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2024 decreased $2,223 relative to the corresponding period in 2023. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2024, relative to the corresponding period in 2023.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2024 increased $419,533 relative to the corresponding period in 2023. The increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2024, relative to the corresponding period in 2023.

For the three months ended March 31, 2024, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $8,271,446 from trading operations (including foreign exchange transactions and translations). Management fees of $549,627, brokerage commissions of $140,380, selling commissions and platform fees of $554,641, administrative and operating expenses of $131,676, custody fees and other expenses of $5,663, and profit share of $16,675. Interest income of $1,619,529 offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $8,492,313.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.33%
Energies	2.88%
Grains	0.57%
Interest rates	3.13%
Livestock	0.01%
Metals	(0.45)%
Softs	(0.56)%
Stock indices	(0.04)%
Trading gain*	6.87%

* Percentage of the Partnership Capital

MANAGEMENT DISCUSSION – 2024

Three months ended March 31, 2024

The Partnership was profitable during the quarter as gains from trading interest rate futures, energy futures, currency forwards and grain futures outdistanced losses from trading soft commodity and metals futures. Trading of equity futures was nearly flat.

Financial and commodity market prices vacillated during the quarter as market participants reacted to impacts of uncertainty about the timing and pace of expected central bank interest rate cuts, disparate regional growth and inflation outlooks and the influence of developments surrounding the use of artificial intelligence (AI).

Interest rates were volatile during the quarter. They rose broadly as developed market central banks, led by the Federal Reserve (“Fed”), pushed back against market expectations of early and official interest rate cuts. Concerns about “sticky” inflation and strong wage data and labor markets seemingly helped support this higher-for-longer interest rate narrative. However, interest rates did ease a bit during March as developed market central banks, following recent meetings, seemed more willing to take longer to return to their target inflation levels than had previously been the case to avoid a hard growth landing. Overall, short positions in medium- and long-term U.S. and German note and bond futures were broadly profitable. A short position in the U.S. short-term interest rate future was also profitable. On the other hand, during January, long positions in British, U.S. and European short-term interest rate futures, and in Italian short-term and long-term interest rate futures, registered partially offsetting losses. A short position in the Japanese government bond future was also slightly unprofitable as the Bank of Japan executed a “dovish” end to its zero-interest rate and yield curve control policies.

Relative strength in U.S. growth, equity markets and interest rate differentials seemingly helped buoy the U.S. dollar. Long U.S. dollar positions versus the Japanese, Swiss, New Zealand, Canadian and Australian currencies were profitable. Elsewhere, a short U.S. dollar trade against the euro in January and trading the U.S. dollar relative to the Brazilian real and Singapore dollar produced partially offsetting losses.

Energy prices rose during the quarter as Middle East tensions, including a drone attack by Iran-backed militants that killed U.S. troops in Jordan and an expansion of Houthi missile strikes in the Red Sea on a Trafigura-operated fuel tanker carrying Russian products, stoked fears of supply disruptions. The continuation of production cuts by Organization of the Petroleum Exporting Countries (“OPEC+”) and Ukrainian attacks on Russian oil refineries also likely contributed to supply worries. On the demand side, stronger-than-expected US economic data and fresh stimulus in China seemed to strengthen the outlook in two of the world’s largest oil consumers. In this environment, long positions in Brent crude, WTI crude, RBOB gasoline, London gasoil and heating oil were profitable. A short carbon emissions trade was also profitable as the recent slowdown in the electric vehicle market weighed on demand for emission credits.

Ample supplies of grain from South America, Russia, Ukraine and the U.S. likely impacted prices and short wheat and soybean positions were profitable, especially early in the quarter. In March, amid reports of destructive rain and hail across crucial grain-producing regions in Argentina supporting soybean prices, a long soybean trade was profitable.

Sugar prices, following a sharp drop late last year, rebounded in January amid concerns about hot weather damaging crops in southeast Asia, particularly in India and New Delhi extended its export ban. A short sugar trade was unprofitable as prices rose. Cocoa prices rallied to an historic high as weather and disease afflicted cocoa trees in the world’s main growing regions in West Africa, raising supply concerns. A short cocoa trade was unprofitable. Trading of coffee and cotton were also slightly unprofitable.

Silver prices were buoyed amid expectations that developed market central banks would embark on an interest rate easing cycle. Indeed, the Swiss National Bank announced a quarter point cut in its official interest rate in March. Consequently, a short silver trade was unprofitable. Trading of gold, platinum and zinc also posted small losses.

Trading of stock index futures was mixed and flat during the quarter. Improving growth, inflation and corporate earnings outlooks in Japan seemingly contributed to strong profits on long Japanese equity index futures positions. A long Spanish IBEX equity futures position and a short Brazilian equity index futures trade were also profitable. On the other hand, in the U.S., where AI optimism, growth and central bank rate cut prospects seemed to support equities, losses on short positions in Russell, MIDCAP 400 and Dow Jones index futures outdistanced profits from trading the NASDAQ index futures. Short positions in European, Singaporean and emerging market equity index futures, a long Korean index futures position, and trading of Australian and Canadian index futures registered offsetting losses too.

Period ended March 31, 2023

Total
Partners'
Capital of the
Month Ended:	Partnership
March 31, 2023	$130,480,482
December 31, 2022	143,276,896

Three Months
Change in Partners' Capital	$(12,796,414)
Percent Change	(8.93)%

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedules of investments setting forth open futures, forward and other contracts at March 31, 2024 and December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On January 1, 2024, February 1, 2024 and March 1, 2024, the Partnership sold Units to new and existing limited partners of $36,368, $98,926, and $2,575. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B, and Series D limited partners during the three months ended March 31, 2024. There were no Series C or Series E redemptions.

	Series A		Series B		Series D
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
January 31, 2024	(2,021.8421)	$ 1,236.91	-	$ 1,549.29	-	$ 1,449.60
February 29, 2024	(601.5715)	1,295.18	-	1,622.69	(150.8903)	1,519.47
March 31, 2024	(245.2149)	1,293.25	(39.8480)	1,622.92	(53.4978)	1,518.79

Total	(2,868.6285)		(39.8480)		(204.3881)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
General Partner

Date: May 14, 2024

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)