Form 10-K/A
period 2023-12-31
Millburn Multi-Markets Fund L.P.
filed 2024-07-18
CIK 1468910

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

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 3”) is being filed by Millburn Multi-Markets Fund L.P. (the “Partnership”) to amend the Form 10-K/A (“Amendment No. 2”) filed on April 3, 2024 for the year ended December 31, 2023. Amendment No. 2 was filed to amend the Partnership’s Form 10-K/A (“Amendment No. 1”) filed on April 2, 2024.  Amendment No. 1 was filed to amend the Partnership’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2024 (the “Original Form 10-K”). Amendment No. 1 and Amendment No. 2 were filed to amend the Partnership’s disclosure in Item 8, Financial Statements and Supplementary Data (including Exhibit 13.1).  Amendment No. 3 is being filed to include updated certifications of the Partnership’s principal executive and financial officers required under Exhibits 31 and 32.

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of July, 2024.

MILLBURN MULTI-MARKETS FUND L.P.

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Chairman	July 18, 2024
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	July 18, 2024
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	July 18, 2024
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	July 18, 2024
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	July 18, 2024
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	July 18, 2024
Ilon Wu	(Principal Financial Officer)

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

