Form 10-Q
period 2024-06-30
Millburn Multi-Markets Fund L.P.
filed 2024-08-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2024

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

Yes ☐ No ☒

PART I. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.
Financial statements
As of and for the three and six months ended June 30, 2024 and 2023 (unaudited)

Statements of Financial Condition (a)	1
Statements of Operations (c)	2
Statements of Changes in Partners' Capital (b)	4
Statements of Financial Highlights (c)	6
Notes to Financial Statements	10

(a) At June 30, 2024 (unaudited) and December 31, 2023

(b) For the six months ended June 30, 2024 and 2023 (unaudited)

(c) For the three and six months ended June 30, 2024 and 2023 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

ASSETS	June 30, 2024 (unaudited)	December 31, 2023
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$129,550,099	$123,929,777
Due from the Master Fund	2,990,957	153,125
Cash and cash equivalents	-	36,455

Total assets	$132,541,056	$124,119,357

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$-	$36,368
Capital withdrawals payable to Limited Partners	2,990,957	153,125
Other liabilities	-	87

Total liabilities	2,990,957	189,580

PARTNERS’ CAPITAL:
General Partner	3,504,633	3,063,996

Limited partners:
Series A (80,801.1163 and 87,158.9000 units outstanding)	109,125,874	105,476,328
Series B (4,661.3721 and 4,701.2201 units outstanding)	7,902,655	7,114,188
Series C (2,338.7769 and 2,348.1019 units outstanding)	4,045,497	3,625,396
Series D (2,992.5775 and 3,218.3931 units outstanding)	4,741,526	4,559,744
Series E (207.2625 and 92.9304 units outstanding)	229,914	90,125

Total limited partners	126,045,466	120,865,781

Total partners’ capital	129,550,099	123,929,777

TOTAL	$132,541,056	$124,119,357

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,350.55	$1,210.16
Series B	$1,695.35	$1,513.26
Series C	$1,729.75	$1,543.97
Series D	$1,584.43	$1,416.78
Series E*	$1,109.29	$969.81

* Series E had a beginning unit value of $1,000.00 as of March 1, 2023

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (unaudited)

	For the three months ended
	June 30, 2024	June 30, 2023
INVESTMENT INCOME:
Interest income	$-	$249
Interest income, net (allocated from the Master Fund) (1)	1,710,539	1,343,847

Total interest income	1,710,539	1,344,096

EXPENSES:
Brokerage commissions (allocated from the Master Fund) (1)	149,185	130,725
Management fees (allocated from the Master Fund) (1)	576,587	562,652
Selling commissions and platform fees (allocated from the Master Fund) (1)	577,883	563,288
Administrative and operating expenses (allocated from the Master Fund) (1)	116,135	115,028
Custody fees and other expenses (allocated from the Master Fund) (1)	6,254	5,937

Total expenses	1,426,044	1,377,630

NET INVESTMENT INCOME (LOSS)	284,495	(33,534)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,623,263	1,178,367
Foreign exchange transaction	(39,889)	(22,108)
Net change in unrealized:
Futures and forward currency contracts	831,560	2,118,880
Foreign exchange translation	(27,873)	(27,255)
Net gains (losses) from U.S. Treasury notes:
Realized	(5,893)	-
Net change in unrealized	(29,331)	(133,500)

Net realized and unrealized gains
allocated from the Master Fund	6,351,837	3,114,384

NET INCOME	6,636,332	3,080,850

LESS PROFIT SHARE ALLOCATION	856,287	-
FROM THE MASTER FUND

NET INCOME AFTER PROFIT SHARE	$5,780,045	$3,080,850

NET INCOME PER UNIT OUTSTANDING:
Series A	$57.30	$27.56
Series B	$72.43	$41.58
Series C	$73.90	$42.42
Series D	$65.64	$36.44
Series E*	$63.12	$30.55

(1) The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.
* Series E commenced on March 1, 2023

See notes to financial statements (Unaudited)        (Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (unaudited)

	For the six months ended
	June 30, 2024	June 30, 2023
INVESTMENT INCOME:
Interest income	$330	$349
Interest income, net (allocated from the Master Fund) (1)	3,329,738	2,543,513

Total interest income	3,330,068	2,543,862

EXPENSES:
Brokerage commissions (allocated from the Master Fund) (1)	289,565	270,832
Management fees (allocated from the Master Fund) (1)	1,126,214	1,145,787
Selling commissions and platform fees (allocated from the Master Fund) (1)	1,132,524	1,142,915
Administrative and operating expenses (allocated from the Master Fund) (1)	247,811	248,927
Custody fees and other expenses (allocated from the Master Fund) (1)	11,917	12,040

Total expenses	2,808,031	2,820,501

NET INVESTMENT INCOME (LOSS)	522,037	(276,639)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	11,361,845	(5,159,476)
Foreign exchange transaction	(52,454)	(150,005)
Net change in unrealized:
Futures and forward currency contracts	3,520,627	(3,522,922)
Foreign exchange translation	(53,929)	20,025
Net gains (losses) from U.S. Treasury notes:
Realized	(10,892)	(40,143)
Net change in unrealized	(141,914)	341,157

Net realized and unrealized gains (losses)
allocated from the Master Fund	14,623,283	(8,511,364)

NET INCOME (LOSS)	15,145,320	(8,788,003)

LESS PROFIT SHARE ALLOCATION	872,962	-
FROM THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$14,272,358	$(8,788,003)

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$140.39	$(82.54)
Series B	$182.09	$(85.99)
Series C	$185.78	$(87.73)
Series D	$167.65	$(86.49)
Series E*	$139.48	$(27.62)

(1) The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.
* Series E commenced on March 1, 2023

See notes to financial statements (Unaudited)        (Concluded)

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners' Capital (unaudited)
		For the six months ended June 30, 2024

		Limited Partners
	General
	Partner	Series A		Series B		Series C			Series D		Series E		Total
	Amount	Amount	Units	Amount	Units	Amount	Units		Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — January 1, 2024	$3,063,996	$105,476,328	87,158.9000	$7,114,188	4,701.2201	$3,625,396		2,348.1019	$4,559,744	3,218.3931	$90,125	92.9304	$123,929,777

Capital contributions	-	-	-	-	-	-		-	50,000	34.4922	120,492	118.6616	170,492
Capital withdrawals	-	(8,336,260)	(6,357.7837)	(64,670)	(39.8480)	(16,130)	-	(9.3250)	(400,680)	(260.3078)	(4,788)	(4.3295)	(8,822,528)
Net income before profit share	440,637	12,665,176	-	948,589	-	485,241		-	581,592	-	24,085	-	15,145,320
Profit share	-	(679,370)	-	(95,452)	-	(49,010)		-	(49,130)	-	-	-	(872,962)
PARTNERS' CAPITAL —
June 30, 2024	$3,504,633	$109,125,874	80,801.1163	$7,902,655	4,661.3721	$4,045,497		2,338.7769	$4,741,526	2,992.5775	$229,914	207.2625	$129,550,099

Net Asset Value per Unit at
June 30, 2024			$1,350.55		$1,695.35			$1,729.75		$1,584.43		$1,109.29

See notes to financial statements (Unaudited)													(Continued)

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners' Capital (unaudited)
		For the six months ended June 30, 2023

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Series D		Series E*		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — January 1, 2023	$3,216,369	$119,302,999	90,460.9714	$7,896,417	4,884.6100	$4,456,048	2,701.6303	$8,405,063	5,512.0257	$ -	-	$143,276,896

Capital contributions	-	600,000	469.0456	150,000	100.6155	120,000	78.8599	165,000	117.6990	72,066	73.0262	1,107,066
Capital withdrawals	-	(3,074,803)	(2,495.9683)	(163,724)	(104.3014)	(167,951)	(106.9465)	(3,221,534)	(2,258.7426)	-	-	(6,628,012)
Net loss before profit share	(144,304)	(7,497,959)	-	(411,946)	-	(232,938)	-	(499,799)	-	(1,057)	-	(8,788,003)
Profit share	-	-	-	-	-	-	-	-	-	-	-	-
PARTNERS' CAPITAL —
June 30, 2023	$3,072,065	$109,330,237	88,434.0487	$7,470,747	4,880.9241	$4,175,159	2,673.5437	$4,848,730	3,370.9821	$ 71,009	73.0262	$128,967,947

Net Asset Value per Unit at
June 30, 2023			$1,236.29		$1,530.60		$1,561.66		$1,438.37		$972.38

* Series E had a beginning unit value of $1,000.00 as of March 1, 2023

See notes to financial statements (Unaudited)												(Concluded)

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended June 30, 2024

The following information presents per unit operating performance data for each series for the three months ended June 30, 2024.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,293.25	$1,622.92	$1,655.85	$1,518.79	$1,046.17

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	1.76	10.79	11.01	7.06	11.96
Total trading and investing gains (1)	63.57	79.68	81.36	74.43	51.16

Net income before profit share allocation from the Master Fund	65.33	90.47	92.37	81.49	63.12

Less: profit share allocation from the Master Fund (1) (6)	8.03	18.04	18.47	15.85	0.00

Net income from operations after profit share allocation from the Master Fund	57.30	72.43	73.90	65.64	63.12

NET ASSET VALUE PER UNIT — End of period	$1,350.55	$1,695.35	$1,729.75	$1,584.43	$1,109.29

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	5.03%	5.52%	5.52%	5.34%	6.03%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.60	1.06	1.06	1.02	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	4.43%	4.46%	4.46%	4.32%	6.03%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.58%	2.59%	2.59%	3.34%	0.80%
Profit share allocation from the Master Fund (2) (6)	0.60	1.06	1.06	1.02	0.00

Total expenses	5.18%	3.65%	3.65%	4.36%	0.80%

Net investment income (3) (4) (5)	0.52%	2.53%	2.53%	1.78%	4.25%

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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the six months ended June 30, 2024

The following information presents per unit operating performance data for each series for the six months ended June 30, 2024.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,210.16	$1,513.26	$1,543.97	$1,416.78	$969.81

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	3.09	20.44	20.86	13.27	22.69
Total trading and investing gains (1)	145.33	182.04	185.79	170.23	116.79

Net income before profit share allocation from the Master Fund	148.42	202.48	206.65	183.50	139.48

Less: profit share allocation from the Master Fund (1) (6)	8.03	20.39	20.87	15.85	0.00

Net income from operations after profit share allocation from the Master Fund	140.39	182.09	185.78	167.65	139.48

NET ASSET VALUE PER UNIT — End of period	$1,350.55	$1,695.35	$1,729.75	$1,584.43	$1,109.29

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	12.21%	13.27%	13.27%	12.86%	14.38%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.61	1.24	1.24	1.03	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	11.60%	12.03%	12.03%	11.83%	14.38%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.60%	2.60%	2.60%	3.35%	0.83%
Profit share allocation from the Master Fund (2) (6)	0.61	1.24	1.24	1.03	0.00

Total expenses	5.21%	3.84%	3.84%	4.38%	0.83%

Net investment income (3) (4) (5)	0.47%	2.48%	2.48%	1.72%	4.21%

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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended June 30, 2023

The following information presents per unit operating performance data for each series for the three months ended June 30, 2023.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E (7)

NET ASSET VALUE PER UNIT — Beginning of period	$1,208.73	$1,489.02	$1,519.24	$1,401.93	$941.83

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (loss) (1)	(1.30)	5.91	6.04	2.76	13.04
Total trading and investing gains (1)	28.86	35.67	36.38	33.68	17.51

Net income before profit share allocation from the Master Fund	27.56	41.58	42.42	36.44	30.55

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00	0.00	0.00

Net income from operations after profit share allocation from the Master Fund	27.56	41.58	42.42	36.44	30.55

NET ASSET VALUE PER UNIT — End of period	$1,236.29	$1,530.60	$1,561.66	$1,438.37	$972.38

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	2.28%	2.79%	2.79%	2.60%	3.24%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	2.28%	2.79%	2.79%	2.60%	3.24%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.52%	2.52%	2.52%	3.27%	0.77%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00	0.00	0.00

Total expenses	4.52%	2.52%	2.52%	3.27%	0.77%

Net investment income (loss) (3) (4) (5)	(0.43)%	1.57%	1.57%	0.82%	3.33%

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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the six months ended June 30, 2023

The following information presents per unit operating performance data for each series for the six months ended June 30, 2023.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E (7)

NET ASSET VALUE PER UNIT — Beginning of period	$1,318.83	$1,616.59	$1,649.39	$1,524.86	$1,000.00

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (loss) (1)	(4.56)	9.55	9.75	3.51	15.54
Total trading and investing losses (1)	(77.98)	(95.54)	(97.48)	(90.00)	(43.16)

Net loss before profit share allocation from the Master Fund	(82.54)	(85.99)	(87.73)	(86.49)	(27.62)

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(82.54)	(85.99)	(87.73)	(86.49)	(27.62)

NET ASSET VALUE PER UNIT — End of period	$1,236.29	$1,530.60	$1,561.66	$1,438.37	$972.38

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(6.26)%	(5.32)%	(5.32)%	(5.67)%	(2.76)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(6.26)%	(5.32)%	(5.32)%	(5.67)%	(2.76)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.55%	2.55%	2.55%	3.30%	0.78%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00	0.00	0.00

Total expenses	4.55%	2.55%	2.55%	3.30%	0.78%

Net investment income (loss) (3) (4) (5)	(0.74)%	1.26%	1.26%	0.49%	3.30%

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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at June 30, 2024 (unaudited) and December 31, 2023 and the results of its operations for the three and six months ended June 30, 2024 and 2023 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2024 and December 31, 2023 was 30.05% and 29.87%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At June 30, 2024 and December 31, 2023, there were no redemption charges owed to the General Partner.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Series A	83,512.600	90,469.859	84,566.748	90,605.377
Series B	4,661.378	4,824.918	4,681.302	4,831.771
Series C	2,348.074	2,620.650	2,348.074	2,626.040
Series D	3,011.002	4,861.822	3,100.362	5,161.871
Series E	202.090	68.867	182.900	65.670

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2024 to August 13, 2024, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

Millburn Multi-Markets Trading L.P.
Financial statements
As of and for the three and six months ended June 30, 2024 and 2023 (unaudited)

Statements of Financial Condition (a)	12
Condensed Schedules of Investments (a)	13
Statements of Operations (c)	17
Statements of Changes in Partners' Capital (b)	19
Statements of Financial Highlights (c)	20
Notes to Financial Statements	22

(a) At June 30, 2024 (unaudited) and December 31, 2023

(b) For the six months ended June 30, 2024 and 2023 (unaudited)

(c) For the three and six months ended June 30, 2024 and 2023 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

ASSETS	June 30, 2024 (unaudited)	December 31, 2023

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$107,965,623 and $82,787,620)	$107,925,720	$82,759,250
Net unrealized appreciation on open futures and forward currency contracts	8,457,532	388,051
Due from brokers, net	23,531,874	6,533,080
Cash denominated in foreign currencies (cost $2,678,427 and $3,016,827)	2,603,824	3,078,059

Total equity in trading accounts	142,518,950	92,758,440

INVESTMENTS IN U.S. TREASURY NOTES — at fair value
(amortized cost $293,539,246 and $308,685,279)	293,380,977	309,001,616

CASH AND CASH EQUIVALENTS	662,532	18,967,049

ACCRUED INTEREST RECEIVABLE	2,809,787	2,684,345

OTHER ASSETS	100	187

TOTAL	$439,372,346	$423,411,637

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$171,167	$4,923,631
Cash overdrafts denominated in foreign currencies (cost $89,806 and $0)	89,574	-
Subscriptions received in advance	374,000	130,000
Capital withdrawal payable to Limited Partners	2,990,957	2,364,950
Capital withdrawal payable to General Partner	-	257,741
Management fee payable	497,459	390,360
Selling commissions payable	189,861	178,816
Accrued expenses	783,676	232,073
Commissions and other trading fees on open futures contracts	28,908	34,086
Accrued profit share	3,185,139	-

Total liabilities	8,310,741	8,511,657

PARTNERS’ CAPITAL	431,061,605	414,899,980

TOTAL	$439,372,346	$423,411,637

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

June 30, 2024

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.01)%	$(32,575)
Energies	0.19	806,181
Interest rates	(0.00)	(16,688)
Livestock	0.00	330
Metals	(0.50)	(2,157,138)
Softs	(0.04)	(154,844)
Stock indices	(0.07)	(310,566)

Total long futures contracts	(0.43)	(1,865,300)

Short futures contracts:
Currencies	0.24	1,036,108
Energies	0.01	61,309
Grains	0.42	1,796,504
Interest rates:
5 Year U.S. Treasury Note (917 contracts, settlement date September 2024)	0.03	134,500
30 Year U.S. Treasury Bond (49 contracts, settlement date September 2024)	0.00	21,250
Other interest rates	(0.04)	(186,877)

Total interest rates	(0.01)	(31,127)

Livestock	(0.00)	(17,720)
Metals	0.49	2,105,650
Softs	(0.04)	(164,840)
Stock indices	(0.03)	(117,613)

Total short futures contracts	1.08	4,668,271

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.65	2,802,971

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.73)	(3,160,628)
Total short forward currency contracts	2.00	8,644,022

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	1.27	5,483,394

TOTAL	1.92%	$8,286,365

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

June 30, 2024

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$135,330,000	U.S. Treasury notes, 2.375%, 08/15/2024	31.28%	$134,833,086
135,020,000	U.S. Treasury notes, 2.250%, 11/15/2024	30.96	133,466,743
135,770,000	U.S. Treasury notes, 2.000%, 02/15/2025	30.86	133,006,868
	Total investments in U.S. Treasury notes
	(amortized cost $401,504,869)	93.10%	$401,306,697

See notes to financial statements (Unaudited)	(Concluded)

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

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2023

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$105,680,000	U.S. Treasury notes, 2.750%, 02/15/2024	25.39%	$105,345,622
101,530,000	U.S. Treasury notes, 2.500%, 05/15/2024	24.23	100,544,445
99,490,000	U.S. Treasury notes, 2.375%, 08/15/2024	23.59	97,867,458
90,020,000	U.S. Treasury notes, 2.250%, 11/15/2024	21.21	88,003,341
	Total investments in U.S. Treasury notes
	(amortized cost $391,472,899)	94.42%	$391,760,866

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (unaudited)

	For the three months ended
	June 30	June 30
	2024	2023
INVESTMENT INCOME — Interest income, net	$5,611,091	$4,473,660

EXPENSES:
Brokerage commissions	489,336	433,644
Management fees	1,533,460	1,259,003
Selling commissions and platform fees	577,889	563,295
Administrative and operating expenses	270,223	256,217
Custody fees and other expenses	19,637	19,482
Total expenses	2,890,545	2,531,641

NET INVESTMENT INCOME	2,720,546	1,942,019

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	19,065,663	3,966,351
Foreign exchange transaction	(171,754)	(99,902)
Net change in unrealized:
Futures and forward currency contracts	3,927,750	7,707,832
Foreign exchange translation	(47,648)	(63,767)
Net gains (losses) from U.S. Treasury notes
Realized	(18,503)	-
Net change in unrealized	(103,700)	(434,358)
Total net realized and unrealized gains	22,651,808	11,076,156

NET INCOME	25,372,354	13,018,175
LESS PROFIT SHARE TO GENERAL PARTNER	3,244,558	104,402
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$22,127,796	$12,913,773

 See notes to financial statements (Unaudited)

	For the six months ended
	June 30	June 30
	2024	2023
INVESTMENT INCOME — Interest income, net	$11,098,192	$8,318,729

EXPENSES:
Brokerage commissions	964,711	882,196
Management fees	3,066,988	2,523,394
Selling commissions and platform fees	1,132,536	1,142,928
Administrative and operating expenses	551,603	532,923
Custody fees and other expenses	38,876	38,996
Total expenses	5,754,714	5,120,437

NET INVESTMENT INCOME	5,343,478	3,198,292

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	38,587,697	(16,614,969)
Foreign exchange transaction	(214,721)	(512,555)
Net change in unrealized:
Futures and forward currency contracts	12,821,945	(10,038,537)
Foreign exchange translation	(135,603)	90,182
Net gains (losses) from U.S. Treasury notes
Realized	(35,511)	(128,300)
Net change in unrealized	(486,139)	1,091,322
Total net realized and unrealized gains (losses)	50,537,668	(26,112,857)

NET INCOME (LOSS)	55,881,146	(22,914,565)
LESS PROFIT SHARE TO GENERAL PARTNER	3,954,819	104,402
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$51,926,327	$(23,018,967)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (unaudited)

For the six months ended June 30, 2024
	Limited Partners		New Profit Memo Account		General Partner		Total
PARTNERS' CAPITAL - January 1, 2024	$413,703,860		$-		$1,196,120		$414,899,980
Contributions	18,860,492		769,680		-		19,630,172
Withdrawals	(55,394,874)		-		-		(55,394,874)
Net income (loss) before profit share	55,720,295		(12,692)		173,543		55,881,146
General Partner's allocation - profit share	(3,954,819)		-		-		(3,954,819)
PARTNERS' CAPITAL- June 30, 2024	$428,934,954		$756,988		$1,369,663		$431,061,605

For the six months ended June 30, 2023
	Limited Partners		New Profit Memo Account		General Partner		Total
PARTNERS' CAPITAL - January 1, 2023	$454,468,058		$-		$1,252,132		$455,720,190
Contributions	132,378,295		-		-		132,378,295
Withdrawals	(129,552,855)		-		-		(129,552,855)
Net loss before profit share	(22,859,810)		-		(54,755)		(22,914,565)
General Partner's allocation - profit share	(104,402)		-		-		(104,402)
PARTNERS' CAPITAL- June 30, 2023	$434,329,286	-	$-	-	$1,197,377	-	$435,526,663

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the six months ended
	June 30	June 30	June 30	June 30
	2024	2023	2024	2023

Total return before General Partner profit share allocation (3)	5.56%	2.85%	13.38%	(5.21)%
Less: General Partner profit share allocation (3)	1.06	-	1.27	-

Total return after General Partner profit share allocation (3)	4.50%	2.85%	12.11%	(5.21)%

Ratios to average net asset value:
Expenses (1) (4)	2.42%	2.31%	2.39%	2.32%
General Partner profit share allocation (3)	1.06	-	1.27	-

Total expenses (1)	3.48%	2.31%	3.66%	2.32%

Net investment income (1) (2) (4)	2.62%	1.78%	2.65%	1.51%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1) Includes the Limited Partner's proportionate share of expenses allocated from the Master Fund's operations for the three and six months ended June 30, 2024 and 2023.
(2) Excludes General Partner profit share allocation and includes interest income.
(3) Not Annualized.
(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the six months ended
	June 30	June 30	June 30	June 30
	2024	2023	2024	2023

Total return before General Partner profit share allocation (3)	5.55%	2.93%	13.28%	(5.09)%
Less: General Partner profit share allocation (3)	0.74	0.02	0.90	0.02

Total return after General Partner profit share allocation (3)	4.81%	2.91%	12.38%	(5.11)%

Ratios to average net asset value:
Expenses (1) (4)	2.63%	2.36%	2.64%	2.38%
General Partner profit share allocation (3)	0.74	0.02	0.90	0.02

Total expenses (1)	3.37%	2.38%	3.54%	2.40%

Net investment income (1) (2) (4)	2.38%	1.75%	2.39%	1.46%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the Limited Partners' proportionate share of expenses allocated from the Master Fund's operations for the three and six months ended June 30, 2024 and 2023.
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

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2024 (unaudited) and December 31, 2023 (audited) and the results of its operations for the three and six months ended June 30, 2024 and 2023 (unaudited).

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At June 30, 2024 and December 31, 2023, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	June 30	December 31,
	2024	2023
Partnership	30.05%	29.87%
Cayman Feeder	52.09%	54.29%

Total	82.14%	84.16%

The capital withdrawals payable at June 30, 2024 and December 31, 2023 were $2,990,957 and $2,622,691, respectively, as detailed below.

	June 30	December 31,
	2024	2023
Direct investors (1)	$-	$257,741
Partnership	2,990,957	153,125
Cayman Feeder	-	2,211,825

Total	$2,990,957	$2,622,691

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

During the three and six months ended June 30, 2024 and 2023, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of June 30, 2024 and December 31, 2023 in valuing the Master Fund’s investments at fair value. At June 30, 2024 and December 31, 2023, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2024
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$401,306,697	$-	$401,306,697

Exchange-traded futures contracts
Currencies	1,003,533	-	1,003,533
Energies	867,490	-	867,490
Grains	1,796,504	-	1,796,504
Interest rates	(47,815)	-	(47,815)
Livestock	(17,390)	-	(17,390)
Metals	(51,488)	-	(51,488)
Softs	(319,684)	-	(319,684)
Stock indices	(428,179)	-	(428,179)

Total exchange-traded futures contracts	2,802,971	-	2,802,971

Over-the-counter forward currency contracts	-	5,483,394	5,483,394

Total futures and forward currency contracts (2)	2,802,971	5,483,394	8,286,365

Total financial assets and liabilities at fair value	$404,109,668	$5,483,394	$409,593,062

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$107,925,720
Investments in U.S. Treasury notes held in custody			293,380,977
Total investments in U.S. Treasury notes			$401,306,697

(2)
Net unrealized appreciation on open futures and forward currency contracts			$8,457,532
Net unrealized depreciation on open futures and forward currency contracts			(171,167)
Total net unrealized appreciation on open futures and forward currency contracts			$8,286,365

Financial assets and liabilities at fair value as of December 31, 2023
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$391,760,866	$-	$391,760,866

Short-Term Money Market Fund*	18,717,049	-	18,717,049
Exchange-traded futures contracts
Currencies	(196,774)	-	(196,774)
Energies	(3,062,691)	-	(3,062,691)
Grains	309,433	-	309,433
Interest rates	(1,339,320)	-	(1,339,320)
Livestock	(6,150)	-	(6,150)
Metals	(72,785)	-	(72,785)
Softs	547,547	-	547,547
Stock indices	898,582	-	898,582

Total exchange-traded futures contracts	(2,922,158)	-	(2,922,158)

Over-the-counter forward currency contracts	-	(1,613,422)	(1,613,422)

Total futures and forward currency contracts (2)	(2,922,158)	(1,613,422)	(4,535,580)

Total financial assets and liabilities at fair value	$407,555,757	$(1,613,422)	$405,942,335

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$82,759,250
Investments in U.S. Treasury notes			309,001,616
Total investments in U.S. Treasury notes			$391,760,866

(2)
Net unrealized appreciation on open futures and forward currency contracts			$388,051
Net unrealized depreciation on open futures and forward currency contracts			(4,923,631)
Total net unrealized depreciation on open futures and forward currency contracts			$(4,535,580)

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2024 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2024 and December 31, 2023. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$5,075	$(37,650)	$1,087,672	$(51,564)	$1,003,533
Energies	932,045	(125,864)	75,978	(14,669)	867,490
Grains	-	-	1,824,017	(27,513)	1,796,504
Interest rates	-	(16,688)	2,400,522	(2,431,649)	(47,815)
Livestock	330	-	-	(17,720)	(17,390)
Metals	219,376	(2,376,514)	2,373,505	(267,855)	(51,488)
Softs	26,451	(181,295)	105	(164,945)	(319,684)
Stock indices	232,687	(543,253)	638,830	(756,443)	(428,179)
Total futures contracts	1,415,964	(3,281,264)	8,400,629	(3,732,358)	2,802,971

Forward currency contracts	856,367	(4,016,995)	9,506,760	(862,738)	5,483,394

Total futures and forward currency contracts	$2,272,331	$(7,298,259)	$17,907,389	$(4,595,096)	$8,286,365

Fair value of futures and forward currency contracts at December 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$27,753	$(41,166)	$14,145	$(197,506)	$(196,774)
Energies	-	(1,954,311)	235,427	(1,343,807)	(3,062,691)
Grains	-	-	593,133	(283,700)	309,433
Interest rates	2,570,886	(266,633)	321,540	(3,965,113)	(1,339,320)
Livestock	-	(10,480)	4,330	-	(6,150)
Metals	2,220,102	(244,208)	254,665	(2,303,344)	(72,785)
Softs	-	(51,788)	617,612	(18,277)	547,547
Stock indices	753,414	(195,411)	387,967	(47,388)	898,582
Total futures contracts	5,572,155	(2,763,997)	2,428,819	(8,159,135)	(2,922,158)

Forward currency contracts	9,695,517	(398,117)	409,647	(11,320,469)	(1,613,422)

Total futures and forward currency contracts	$15,267,672	$(3,162,114)	$2,838,466	$(19,479,604)	$(4,535,580)

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2024 and 2023 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2024 and 2023

	Three months	Three months	Six months	Six months
	ended:	ended:	ended:	ended:
	June 30	June 30	June 30	June 30
Sector	2024	2023	2024	2023
Futures contracts:
Currencies	$1,693,245	$876,056	$2,976,905	$1,490,971
Energies	(3,456,560)	(13,273,821)	8,638,922	(24,010,851)
Grains	2,637,967	(81,482)	4,993,476	(829,449)
Interest rates	12,629,328	14,603,808	25,929,874	(13,508,849)
Livestock	(214,110)	173,040	(258,110)	204,910
Metals	(2,897,836)	(623,361)	(4,929,549)	290,206
Softs	738,615	921,975	(1,717,092)	350,569
Stock indices	9,185,149	4,883,057	8,849,510	5,282,586
Total futures contracts	20,315,798	7,479,272	44,483,936	(30,729,907)

Forward currency contracts	2,677,615	4,194,911	6,925,706	4,076,401

Total futures and forward currency contracts	$22,993,413	$11,674,183	$51,409,642	$(26,653,506)

For the three months ended June 30, 2024 and 2023, the monthly average number of futures contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2024	2023

Average bought	65,105	55,338
Average sold	66,551	58,994
Average notional	$4,331,000,000	$3,284,000,000

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2024 and December 31, 2023.

Offsetting of derivative assets and liabilities at June 30, 2024
		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty J	$1,182,763	$(198,895)	$983,868
Counterparty L	7,667,821	(5,677,551)	1,990,270
Total futures contracts	8,850,584	(5,876,446)	2,974,138

Forward currency contracts
Counterparty G	4,948,543	(2,511,824)	2,436,719
Counterparty K	5,414,584	(2,367,909)	3,046,675
Total forward currency contracts	10,363,127	(4,879,733)	5,483,394

Total assets	$19,213,711	$(10,756,179)	$8,457,532

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statements of	the Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$1,137,176	$(966,009)	$171,167
Total liabilities	$1,137,176	$(966,009)	$171,167

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty J	$983,868	$-	$(983,868)	$-
Counterparty L	1,990,270	-	(1,990,270)	-
Counterparty G	2,436,719	-	-	2,436,719
Counterparty K	3,046,675	-	-	3,046,675
Total	$8,457,532	$-	$(2,974,138)	$5,483,394

		Amounts Not Offset in the Statements of Financial Condition

	Net amounts of
	Liabilities
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty C	$171,167	$-	$171,167	$-
Total	$171,167	$-	$171,167	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2024.
(4) Net amount represents the amounts owed by the Master Fund to each counterparty as of June 30, 2024.

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

The Master Fund’s forward currency trading activities are cleared by DB, and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $55,897,040 and $44,786,673 at June 30, 2024 and December 31, 2023, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2024 and 2023. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	June 30, 2024	June 30, 2023
Profit share earned	$766,420	$-
Reversal of profit share (1)	(707,001)	-
Profit share accrued	3,185,139	104,402
Total profit share	$3,244,558	$104,402

	Six months ended:	Six months ended:
	June 30, 2024	June 30, 2023
Profit share earned	$769,680	$-
Profit share accrued	3,185,139	104,402
Total profit share	$3,954,819	$104,402

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

7. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2024 to August 13, 2024, the date this Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due to limited open interest in certain futures markets or to daily price fluctuation limits, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through June 30, 2024, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2024

		Total
		Partners'
		Capital of the
Month Ended:		Partnership
June 30, 2024		$129,550,099
March 31, 2024		128,587,660
December 31, 2023		123,929,777

	Three Months	Six Months
Change in Partners' Capital	$962,439	$5,620,322
Percent Change	0.75%	4.54%

THREE MONTHS ENDED JUNE 30, 2024

The increase in the Partnership’s net assets of $962,439 was attributable to net income after profit share of $5,780,045 and contributions of $32,623 which were partially offset by withdrawals of $4,850,229.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2024 increased $18,460 relative to the corresponding period in 2023. The increase was due to an increase in trading volume during the three months ended June 30, 2024, relative to the corresponding period in 2023.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2024 increased $13,935 relative to the corresponding period in 2023. The increase was due to an increase in the average net asset value of the Partnership during the three months ended June 30, 2024, relative to the corresponding period in 2023.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended June 30, 2024 increased $14,595 relative to the corresponding period in 2023. The increase was due predominantly to an increase in the average net asset value of commission paying investors of the Partnership during the three months ended June 30, 2024, relative to the corresponding period in 2023.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2024 increased $1,107 relative to the corresponding period in 2023. The increase was due to an increase in the average net asset value of the Partnership during the three months ended June 30, 2024, relative to the corresponding period in 2023.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2024 increased $366,692 relative to the corresponding period in 2023. The increase was due to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2024, relative to the corresponding period in 2023.

For the three months ended June 30, 2024, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $6,351,837 from trading operations (including foreign exchange transactions and translations). Management fees of $576,587, brokerage commissions of $149,185, selling commissions and platform fees of $577,883, administrative and operating expenses of $116,135, custody fees and other expenses of $6,254, and profit share of $856,287 were paid or accrued. Interest income of $1,710,539 partially offset the Master Fund expenses allocated to the Partnership resulting in net income of $5,780,045.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.97%
Energies	(0.81)%
Grains	0.61%
Interest rates	2.54%
Livestock	(0.05)%
Metals	(0.67)%
Softs	0.17%
Stock indices	2.15%
Trading gain*	4.91%

* Percentage of the Partnership Capital

SIX MONTHS ENDED JUNE 30, 2024

The increase in the Partnership’s net assets of $5,620,322 was attributable to net income after profit share of $14,272,358 and contributions of $170,492 which were partially offset by withdrawals of $8,822,528.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2024 increased $18,733 relative to the corresponding period in 2023. The increase was due to an increase in trading volume during the six months ended June 30, 2024, relative to the corresponding period in 2023.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2024 decreased $19,573 relative to the corresponding period in 2023. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2024, relative to the corresponding period in 2023.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the six months ended June 30, 2024 decreased $10,391 relative to the corresponding period in 2023. The decrease was due predominantly to a decrease in the average net asset value of commission paying investors of the Partnership during the six months ended June 30, 2024, relative to the corresponding period in 2023.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2024 decreased $1,116 relative to the corresponding period in 2023. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2024, relative to the corresponding period in 2023.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2024 increased $786,225 relative to the corresponding period in 2023. The increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2024, relative to the corresponding period in 2023.

For the six months ended June 30, 2024, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $14,623,283 from trading operations (including foreign exchange transactions and translations). Management fees of $1,126,214, brokerage commissions of $289,565, selling commissions and platform fees of $1,132,524, administrative and operating expenses of $247,811, custody fees and other expenses of $11,917, and profit share of $872,962. Interest income of $3,330,068 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $14,272,358.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	2.35%
Energies	2.09%
Grains	1.22%
Interest rates	5.79%
Livestock	0.00%
Metals	(1.09)%
Softs	(0.36)%
Stock indices	2.15%
Trading gain*	12.15%

* Percentage of the Partnership Capital

MANAGEMENT DISCUSSION – 2024

Three months ended June 30, 2024

The Partnership was profitable during the quarter as gains from trading financial futures, especially in April, grain futures and soft commodity futures outdistanced the losses from trading energy and metal futures. Trading of livestock futures was marginally negative too.

Interest rates were volatile throughout the quarter, which seemed to reflect the variability of economic data. The U.S. ten-year treasury note vacillated in a 4.2% to 4.7% range. When data evidenced moderating inflation, wages, growth and employment, interest rates appeared to decline. On the other hand, as data indicated sticky inflation and wages, and strong growth and labor markets, interest rates appeared to rise. Major global central banks continued to stress that the peak in rates had probably been reached, but that cuts required more certainty about the paths of inflation and growth. During the quarter, the European Central Bank, Bank of Canada, Swiss National Bank, Swedish Riksbank and Danish National Bank each lowered official interest rates by ¼ of a percentage point. Meanwhile, the Federal Reserve (“Fed”) and Bank of England continued to hold off on cutting rates likely due to apparent concern about “sticky” inflation and wages, and analysts seems to suggest that the Reserve Bank of Australia might raise official interest rates in coming months after recent inflation data surprised to the upside. Meanwhile, concerns about government deficits and debt/GDP levels globally continues to cloud the interest rate outlook. On balance, interest rates increased during the quarter and short positions in U.S., German, French and Australian interest rate futures were profitable, especially in April.

Currency markets were also volatile during the quarter, but favorable U.S. interest rate differentials, European political uncertainties,

particularly in France and the U.K. and fiscal policy worries around Mexico and Latin America seemed to help underpin the U.S. dollar. Long U.S. dollar positions versus the Japanese yen, Swiss franc, pound sterling, Korean won, South African rand and Canadian dollar were profitable. On the other hand, a long position in the high-yield Mexican peso was unprofitable following the Mexican presidential election. Long U.S. dollar trades against the Norwegian, Swedish, Singaporean and Australian currencies also produced partially offsetting losses during May when the U.S. dollar weakened along with U.S. interest rates.

Equity markets were volatile during the quarter and trading of global equity futures was mixed but profitable. Changing inflation and growth dynamics across countries and regions, uncertainty concerning the outlook for monetary policy among major developed market central banks,

and bifurcation of performance and valuations across markets and individual stocks, especially as related to artificial intelligence phenomena,

confronted market participants. A modest improvement in the growth outlook for Europe combined with attractive equity market valuations helped lead to profits in long positions in European equity index futures. Trading of U.S., Chinese and Taiwanese stock index futures was also quite profitable. A short Brazilian Bovespa position was also profitable, which seemed to reflect market participants concerns about the government’s commitment to fiscal policy consolidation and, hence, the central bank’s ability to lower official interest rates further. A short vix volatility index futures trade was profitable too. On the other hand, trading of Japanese, Indian and Korean stock index futures registered partially offsetting losses.

Grain prices were volatile during the quarter as difficult weather conditions globally seemed to muddle the supply outlooks in many markets. Early in the quarter, worries about supply disruptions from bad weather in Russia, Brazil and the U.S. likely helped to push up grain prices to their highest levels in nearly half a year and a long soybean position was slightly profitable. During the latter half of the quarter, however, favorable reports about U.S. wheat production seemed to confront news about the production decreases in Russia, Ukraine, and the EU and wheat prices declined. Consequently, short wheat positions were broadly profitable. Short positions in corn futures were also profitable as it appears prices fell once USDA forecasts indicated that U.S. corn inventories could hit a six-year peak by September 2025.

Early in the quarter, a long Arabica coffee futures position was profitable as prices remained elevated seemingly due to concerns over potential rain damage to coffee crops in Brazil. Sugar prices declined in April and May due in part to apparent expectations of robust supply from Brazil, the leading exporter globally. This better supply outlook for Brazil appears to have helped offset concerns about shortages in Asia, particularly in countries like India and Thailand. Consequently, a short sugar futures trade was profitable in April and May, although some price recovery in June reduced the overall quarterly profit. Meanwhile, trading of cotton futures was slightly unprofitable.

Energy prices were volatile throughout the quarter while edging lower on balance. Geopolitical frictions in the Middle East appear to continue to underpin energy prices, while demand-side uncertainties and increasing supply from non Organization of the Petroleum Exporting Countries

(“OPEC+”) sources seem to pressure prices lower. Overall, trading of RBOB gasoline, London gas oil, heating oil and WTI crude oil were unprofitable. A short carbon emissions trade was also unprofitable. On the other hand, trading of Brent crude produced a partially offsetting gain.

Silver prices jumped sharply during April and May, rising to their highest levels in 11 years. An expanding solar power industry is helping to drive a growth in industrial demand for silver. Safe haven demand for precious metals and expectations of interest rate cuts by major central banks later this year also appear to have helped support the price advance. Consequently, a short silver trade was unprofitable, although the loss was scaled back somewhat when prices eased back in June as growing uncertainty on the outlook for US Federal Reserve interest rate cuts and signs of softening industrial demand, especially from top silver consumer China, likely weighed on metal prices. Elsewhere, short NYMEX copper and London aluminum futures trades were unprofitable as U.S. and U.K. sanctions that ban the trading of new Russian metals supplies, worries about the long-term availability of metals needed for the energy transition, concerns about short-term metal supplies due to several mine closures and emerging signs of improving growth in Europe seem to push metal prices higher.

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

Periods ended June 30, 2023

		Total
		Partners'
		Capital of the
Month Ended:		Partnership
June 30, 2023		$128,967,947
March 31, 2023		130,480,482
December 31, 2022		143,276,896

	Three Months	Six Months
Change in Partners' Capital	$(1,512,535)	$(14,308,949)
Percent Change	(1.16)%	(9.99)%

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

 CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedules of investments setting forth open futures, forward and other contracts at June 30, 2024 and December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On April 1, 2024, May 1, 2024 and June 1, 2024, the Partnership sold Units to new and existing limited partners of $7,753, $22,297, and $2,573. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series C, Series D and Series E limited partners during the three months ended June 30, 2024. There were no Series B redemptions.

	Series A		Series C		Series D		Series E
Date of	Units	NAV	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
April 30, 2024	(1,037.8961)	$ 1,376.44	-	$ 1,758.39	(55.9197)	$ 1,612.22	-	$ 1,128.68
May 31, 2024	(248.5797)	1,350.59	-	1,727.48	-	1,583.14	(4.3295)	1,105.88
June 30, 2024	(2,202.6794)	1,350.55	(9.3250)	1,729.75	-	1,584.43	-	1,109.29

Total	(3,489.1552)		(9.3250)		(55.9197)		(4.3295)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2024, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
General Partner

Date: August 13, 2024

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)