Form 10-Q
period 2024-09-30
Millburn Multi-Markets Fund L.P.
filed 2024-11-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2024

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
As of and for the three and nine months ended September 30, 2024 and 2023 (unaudited)

Statements of Financial Condition (a)	1
Statements of Operations (c)	2
Statements of Changes in Partners' Capital (b)	4
Statements of Financial Highlights (c)	6
Notes to Financial Statements	10

(a) At September 30, 2024 (unaudited) and December 31, 2023

(b) For the nine months ended September 30, 2024 and 2023 (unaudited)

(c) For the three and nine months ended September 30, 2024 and 2023 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

ASSETS	September 30, 2024 (unaudited)	December 31, 2023
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$117,962,014	$123,929,777
Due from the Master Fund	370,694	153,125
Cash and cash equivalents	2,368	36,455

Total assets	$118,335,076	$124,119,357

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$2,368	$36,368
Capital withdrawals payable to Limited Partners	370,694	153,125
Other liabilities	-	87

Total liabilities	373,062	189,580

PARTNERS’ CAPITAL:
General Partner	3,232,569	3,063,996

Limited partners:
Series A (79,628.6549 and 87,158.9000 units outstanding)	98,850,091	105,476,328
Series B (4,637.2181 and 4,701.2201 units outstanding)	7,306,134	7,114,188
Series C (2,457.4669 and 2,348.1019 units outstanding)	3,950,407	3,625,396
Series D (2,992.5775 and 3,218.3931 units outstanding)	4,390,079	4,559,744
Series E (227.4630 and 92.9304 units outstanding)	232,734	90,125

Total limited partners	114,729,445	120,865,781

Total partners’ capital	117,962,014	123,929,777

TOTAL	$118,335,076	$124,119,357

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,241.39	$1,210.16
Series B	$1,575.54	$1,513.26
Series C	$1,607.51	$1,543.97
Series D	$1,466.99	$1,416.78
Series E*	$1,023.18	$969.81

* Series E had a beginning unit value of $1,000.00 as of March 1, 2023

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (unaudited)

	For the three months ended
	September 30, 2024	September 30, 2023
INVESTMENT INCOME:
Interest income	$-	$2,098
Interest income, net (allocated from the Master Fund) (1)	1,571,136	1,575,624

Total interest income	1,571,136	1,577,722

EXPENSES:
Brokerage commissions (allocated from the Master Fund) (1)	126,475	128,002
Management fees (allocated from the Master Fund) (1)	518,556	571,508
Selling commissions and platform fees (allocated from the Master Fund) (1)	518,327	575,998
Administrative and operating expenses (allocated from the Master Fund) (1)	133,794	160,493
Custody fees and other expenses (allocated from the Master Fund) (1)	5,478	5,908

Total expenses	1,302,630	1,441,909

NET INVESTMENT INCOME	268,506	135,813

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(9,302,392)	11,208,120
Foreign exchange transaction	44,655	(111,494)
Net change in unrealized:
Futures and forward currency contracts	(2,323,330)	2,557,086
Foreign exchange translation	(45,473)	59,284
Net gains (losses) from U.S. Treasury notes:
Realized	3,156	(32,404)
Net change in unrealized	249,015	121,665

Net realized and unrealized gains (losses)
allocated from the Master Fund	(11,374,369)	13,802,257

NET INCOME (LOSS)	(11,105,863)	13,938,070

LESS PROFIT SHARE ALLOCATION	(836,827)	1,088,761
TO (FROM) THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$(10,269,036)	$12,849,309

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$(109.16)	$123.51
Series B	$(119.81)	$155.92
Series C	$(122.24)	$159.08
Series D	$(117.44)	$145.10
Series E*	$(86.11)	$115.38

(1) The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.
* Series E commenced on March 1, 2023

See notes to financial statements (Unaudited)        (Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (unaudited)

	For the nine months ended
	September 30, 2024	September 30, 2023
INVESTMENT INCOME:
Interest income	$330	$2,447
Interest income, net (allocated from the Master Fund) (1)	4,900,874	4,119,137

Total interest income	4,901,204	4,121,584

EXPENSES:
Brokerage commissions (allocated from the Master Fund) (1)	416,040	398,854
Management fees (allocated from the Master Fund) (1)	1,644,770	1,717,295
Selling commissions and platform fees (allocated from the Master Fund) (1)	1,650,851	1,718,913
Administrative and operating expenses (allocated from the Master Fund) (1)	381,605	409,420
Custody fees and other expenses (allocated from the Master Fund) (1)	17,395	17,948

Total expenses	4,110,661	4,262,430

NET INVESTMENT INCOME (LOSS)	790,543	(140,846)

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	2,059,453	6,048,644
Foreign exchange transaction	(7,799)	(261,499)
Net change in unrealized:
Futures and forward currency contracts	1,197,297	(965,836)
Foreign exchange translation	(99,402)	79,309
Net gains (losses) from U.S. Treasury notes:
Realized	(7,736)	(72,547)
Net change in unrealized	107,101	462,822

Net realized and unrealized gains
allocated from the Master Fund	3,248,914	5,290,893

NET INCOME	4,039,457	5,150,047

LESS PROFIT SHARE ALLOCATION	36,135	1,088,761
TO THE MASTER FUND

NET INCOME AFTER PROFIT SHARE	$4,003,322	$4,061,286

NET INCOME PER UNIT OUTSTANDING:
Series A	$31.23	$40.97
Series B	$62.28	$69.93
Series C	$63.54	$71.35
Series D	$50.21	$58.61
Series E*	$53.37	$87.76

(1) The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.
* Series E commenced on March 1, 2023

See notes to financial statements (Unaudited)        (Concluded)

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners' Capital (unaudited)
		For the nine months ended September 30, 2024

		Limited Partners
	General
	Partner	Series A		Series B		Series C			Series D		Series E		Total
	Amount	Amount	Units	Amount	Units	Amount	Units		Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — January 1, 2024	$3,063,996	$105,476,328	87,158.9000	$7,114,188	4,701.2201	$3,625,396		2,348.1019	$4,559,744	3,218.3931	$90,125	92.9304	$123,929,777

Capital contributions	-	-	-	-	-	200,000		118.6900	50,000	34.4922	142,661	138.8621	392,661
Capital withdrawals	-	(9,838,833)	(7,530.2451)	(103,315)	(64.0020)	(16,130)	-	(9.3250)	(400,680)	(260.3078)	(4,788)	(4.3295)	(10,363,746)
Net income before profit share	168,573	3,247,160	-	295,354	-	141,336		-	182,298	-	4,736	-	4,039,457
Profit share	-	(34,564)	-	(93)	-	(195)		-	(1,283)	-	-	-	(36,135)
PARTNERS' CAPITAL —
September 30, 2024	$3,232,569	$98,850,091	79,628.6549	$7,306,134	4,637.2181	$3,950,407		2,457.4669	$4,390,079	2,992.5775	$232,734	227.4630	$117,962,014

Net Asset Value per Unit at
September 30, 2024			$1,241.39		$1,575.54			$1,607.51		$1,466.99		$1,023.18

See notes to financial statements (Unaudited)													(Continued)

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners' Capital (unaudited)
		For the nine months ended September 30, 2023

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Series D		Series E*		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — January 1, 2023	$3,216,369	$119,302,999	90,460.9714	$7,896,417	4,884.6100	$4,456,048	2,701.6303	$8,405,063	5,512.0257	$ -	-	$143,276,896

Capital contributions	-	600,000	469.0456	150,000	100.6155	120,000	78.8599	199,000	141.5260	82,002	83.1700	1,151,002
Capital withdrawals	-	(4,263,972)	(3,426.5588)	(418,166)	(271.7663)	(564,234)	(337.2452)	(3,419,672)	(2,397.5985)	-	-	(8,666,044)
Net income before profit share	220,234	4,250,302	-	406,994	-	242,092	-	21,958	-	8,467	-	5,150,047
Profit share	-	(902,463)	-	(85,918)	-	(49,723)	-	(50,657)	-	-	-	(1,088,761)
PARTNERS' CAPITAL —
September 30, 2023	$3,436,603	$118,986,866	87,503.4582	$7,949,327	4,713.4592	$4,204,183	2,443.2450	$5,155,692	3,255.9532	$ 90,469	83.1700	$139,823,140

Net Asset Value per Unit at
September 30, 2023			$1,359.80		$1,686.52		$1,720.74		$1,583.47		$1,087.76

* Series E had a beginning unit value of $1,000.00 as of March 1, 2023

See notes to financial statements (Unaudited)												(Concluded)

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended September 30, 2024

The following information presents per unit operating performance data for each series for the three months ended September 30, 2024.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,350.55	$1,695.35	$1,729.75	$1,584.43	$1,109.29

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	1.71	10.20	10.39	6.70	11.13
Total trading and investing losses (1)	(118.48)	(150.22)	(153.73)	(139.57)	(97.24)

Net loss before profit share allocation from the Master Fund	(116.77)	(140.02)	(143.34)	(132.87)	(86.11)

Less: profit share allocation from the Master Fund (1) (6)	(7.61)	(20.21)	(21.10)	(15.43)	0.00

Net loss from operations after profit share allocation from the Master Fund	(109.16)	(119.81)	(122.24)	(117.44)	(86.11)

NET ASSET VALUE PER UNIT — End of period	$1,241.39	$1,575.54	$1,607.51	$1,466.99	$1,023.18

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(8.71)%	(8.33)%	(8.32)%	(8.48)%	(7.76)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	(0.63)	(1.26)	(1.25)	(1.07)	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(8.08)%	(7.07)%	(7.07)%	(7.41)%	(7.76)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.62%	2.63%	2.63%	3.38%	0.87%
Profit share allocation from the Master Fund (2) (6)	(0.63)	(1.26)	(1.25)	(1.07)	0.00

Total expenses	3.99%	1.37%	1.38%	2.31%	0.87%

Net investment income (3) (4) (5)	0.54%	2.54%	2.54%	1.79%	4.28%

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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the nine months ended September 30, 2024

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2024.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,210.16	$1,513.26	$1,543.97	$1,416.78	$969.81

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	4.80	30.64	31.25	19.97	33.81
Total trading and investing gains (1)	26.85	31.82	32.06	30.66	19.56

Net income before profit share allocation from the Master Fund	31.65	62.46	63.31	50.63	53.37

Less: profit share allocation from the Master Fund (1) (6)	0.42	0.18	(0.23)	0.42	0.00

Net income from operations after profit share allocation from the Master Fund	31.23	62.28	63.54	50.21	53.37

NET ASSET VALUE PER UNIT — End of period	$1,241.39	$1,575.54	$1,607.51	$1,466.99	$1,023.18

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	2.61%	4.13%	4.11%	3.57%	5.50%

LESS: PROFIT SHARE ALLOCATION TO (FROM) THE MASTER FUND (2) (6)	0.03	0.01	(0.01)	0.03	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	2.58%	4.12%	4.12%	3.54%	5.50%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.61%	2.61%	2.61%	3.36%	0.84%
Profit share allocation from the Master Fund (2) (6)	0.03	0.01	(0.01)	0.03	0.00

Total expenses	4.64%	2.62%	2.60%	3.39%	0.84%

Net investment income (3) (4) (5)	0.49%	2.50%	2.50%	1.74%	4.23%

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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended September 30, 2023

The following information presents per unit operating performance data for each series for the three months ended September 30, 2023.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E (7)

NET ASSET VALUE PER UNIT — Beginning of period	$1,236.29	$1,530.60	$1,561.66	$1,438.37	$972.38

INCOME ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	0.24	8.29	8.54	4.12	10.57
Total trading and investing gains (1)	133.32	165.49	169.36	152.16	104.81

Net income before profit share allocation from the Master Fund	133.56	173.78	177.90	156.28	115.38

Less: profit share allocation from the Master Fund (1) (6)	10.05	17.86	18.82	11.18	0.00

Net income from operations after profit share allocation from the Master Fund	123.51	155.92	159.08	145.10	115.38

NET ASSET VALUE PER UNIT — End of period	$1,359.80	$1,686.52	$1,720.74	$1,583.47	$1,087.76

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	10.79%	11.32%	11.32%	11.12%	11.87%

LESS: PROFIT SHARE ALLOCATION TO THE MASTER FUND (2) (6)	0.80	1.13	1.13	1.03	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	9.99%	10.19%	10.19%	10.09%	11.87%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.65%	2.64%	2.64%	3.40%	0.88%
Profit share allocation from the Master Fund (2) (6)	0.80	1.13	1.13	1.03	0.00

Total expenses	5.45%	3.77%	3.77%	4.43%	0.88%

Net investment income (3) (4) (5)	0.09%	2.09%	2.09%	1.34%	3.84%

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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the nine months ended September 30, 2023

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2023.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E (7)

NET ASSET VALUE PER UNIT — Beginning of period	$1,318.83	$1,616.59	$1,649.39	$1,524.86	$1,000.00

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (loss) (1)	(4.32)	17.84	18.29	7.63	26.11
Total trading and investing gains (1)	55.34	69.95	71.88	62.16	61.65

Net income before profit share allocation from the Master Fund	51.02	87.79	90.17	69.79	87.76

Less: profit share allocation from the Master Fund (1) (6)	10.05	17.86	18.82	11.18	0.00

Net income from operations after profit share allocation from the Master Fund	40.97	69.93	71.35	58.61	87.76

NET ASSET VALUE PER UNIT — End of period	$1,359.80	$1,686.52	$1,720.74	$1,583.47	$1,087.76

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	3.91%	5.49%	5.49%	4.61%	8.78%

LESS: PROFIT SHARE ALLOCATION TO THE MASTER FUND (2) (6)	0.80	1.16	1.16	0.77	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	3.11%	4.33%	4.33%	3.84%	8.78%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.58%	2.58%	2.58%	3.32%	0.83%
Profit share allocation from the Master Fund (2) (6)	0.80	1.16	1.16	0.77	0.00

Total expenses	5.38%	3.74%	3.74%	4.09%	0.83%

Net investment income (loss) (3) (4) (5)	(0.46)%	1.54%	1.54%	0.70%	3.56%

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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at September 30, 2024 (unaudited) and December 31, 2023 and the results of its operations for the three and nine months ended September 30, 2024 and 2023 (unaudited).

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

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2024 and December 31, 2023 was 28.79% and 29.87%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2024 and December 31, 2023, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C, Series D and Series E Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and average number of units during the period. On March 1, 2023, there was a subscription of Series E for $1,000.

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from October 1, 2024 to November 13, 2024, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

Millburn Multi-Markets Trading L.P.
Financial statements
As of and for the three and nine months ended September 30, 2024 and 2023 (unaudited)

Statements of Financial Condition (a)	12
Condensed Schedules of Investments (a)	13
Statements of Operations (c)	17
Statements of Changes in Partners' Capital (b)	19
Statements of Financial Highlights (c)	20
Notes to Financial Statements	22

(a) At September 30, 2024 (unaudited) and December 31, 2023

(b) For the nine months ended September 30, 2024 and 2023 (unaudited)

(c) For the three and nine months ended September 30, 2024 and 2023 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

ASSETS	September 30, 2024 (unaudited)	December 31, 2023

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$77,521,807 and $82,787,620)	$77,626,656	$82,759,250
Net unrealized appreciation on open futures and forward currency contracts	3,558,794	388,051
Due from brokers, net	5,396,522	6,533,080
Cash denominated in foreign currencies (cost $1,546,554 and $3,016,827)	1,543,089	3,078,059

Total equity in trading accounts	88,125,061	92,758,440

INVESTMENTS IN U.S. TREASURY NOTES — at fair value
(amortized cost $310,688,456 and $308,685,279)	311,233,000	309,001,616

CASH AND CASH EQUIVALENTS	15,226,232	18,967,049

ACCRUED INTEREST RECEIVABLE	2,564,576	2,684,345

OTHER ASSETS	100	187

TOTAL	$417,148,969	$423,411,637

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$1,907,125	$4,923,631
Cash overdrafts denominated in foreign currencies (cost $2,209,366 and $0)	2,256,741	-
Subscriptions received in advance	950,000	130,000
Capital withdrawal payable to Limited Partners	976,483	2,364,950
Capital withdrawal payable to General Partner	-	257,741
Management fee payable	463,395	390,360
Selling commissions payable	168,103	178,816
Accrued expenses	638,580	232,073
Commissions and other trading fees on open futures contracts	26,087	34,086
Accrued profit share	53,452	-

Total liabilities	7,439,966	8,511,657

PARTNERS’ CAPITAL	409,709,003	414,899,980

TOTAL	$417,148,969	$423,411,637

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

September 30, 2024

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(13,215)
Energies	(0.08)	(321,457)
Grains	(0.00)	(6,600)
Interest rates	0.75	3,077,730
Metals	1.11	4,563,903
Softs	0.07	286,180
Stock indices	0.19	771,448

Total long futures contracts	2.04	8,357,989

Short futures contracts:
Currencies	(0.15)	(630,986)
Energies	(0.01)	(58,869)
Grains	(0.17)	(709,936)
Interest rates	(0.04)	(153,242)
Livestock	(0.02)	(91,150)
Metals	(0.89)	(3,612,922)
Softs	(0.02)	(78,710)
Stock indices	(0.01)	(44,800)

Total short futures contracts	(1.31)	(5,380,615)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.73	2,977,374

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.11	4,534,562
Total short forward currency contracts	(1.44)	(5,860,267)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.33)	(1,325,705)

TOTAL	0.40%	$1,651,669

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

September 30, 2024

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$135,020,000	U.S. Treasury notes, 2.250%, 11/15/2024	32.86%	$134,632,344
127,770,000	U.S. Treasury notes, 2.000%, 02/15/2025	30.90	126,582,138
129,330,000	U.S. Treasury notes, 2.125%, 05/15/2025	31.15	127,645,174
	Total investments in U.S. Treasury notes
	(amortized cost $388,210,263)	94.91%	$388,859,656

See notes to financial statements (Unaudited)	(Concluded)

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

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2023

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$105,680,000	U.S. Treasury notes, 2.750%, 02/15/2024	25.39%	$105,345,622
101,530,000	U.S. Treasury notes, 2.500%, 05/15/2024	24.23	100,544,445
99,490,000	U.S. Treasury notes, 2.375%, 08/15/2024	23.59	97,867,458
90,020,000	U.S. Treasury notes, 2.250%, 11/15/2024	21.21	88,003,341
	Total investments in U.S. Treasury notes
	(amortized cost $391,472,899)	94.42%	$391,760,866

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (unaudited)

	For the three months ended
	September 30	September 30
	2024	2023
INVESTMENT INCOME — Interest income, net	5,338,374	$5,344,898

EXPENSES:
Brokerage commissions	429,559	434,130
Management fees	1,407,701	1,294,773
Selling commissions and platform fees	518,332	576,002
Administrative and operating expenses	284,827	318,189
Custody fees and other expenses	18,667	20,083
Total expenses	2,659,086	2,643,177

NET INVESTMENT INCOME	2,679,288	2,701,721

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(31,117,979)	38,492,519
Foreign exchange transaction	(26,987)	(347,005)
Net change in unrealized:
Futures and forward currency contracts	(6,634,696)	7,949,340
Foreign exchange translation	23,531	170,511
Net gains (losses) from U.S. Treasury notes
Realized	11,081	(109,550)
Net change in unrealized	847,565	411,769
Total net realized and unrealized gains (losses)	(36,897,485)	46,567,584

NET INCOME (LOSS)	(34,218,197)	49,269,305
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	(3,111,555)	5,285,625
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	(31,106,642)	$43,983,680

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Operations (unaudited)

	For the nine months ended
	September 30	September 30
	2024	2023
INVESTMENT INCOME — Interest income, net	16,436,566	$13,663,627

EXPENSES:
Brokerage commissions	1,394,270	1,316,326
Management fees	4,474,689	3,818,167
Selling commissions and platform fees	1,650,868	1,718,930
Administrative and operating expenses	836,430	851,112
Custody fees and other expenses	57,543	59,079
Total expenses	8,413,800	7,763,614

NET INVESTMENT INCOME	8,022,766	5,900,013

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,469,718	21,877,550
Foreign exchange transaction	(241,708)	(859,560)
Net change in unrealized:
Futures and forward currency contracts	6,187,249	(2,089,197)
Foreign exchange translation	(112,072)	260,693
Net gains (losses) from U.S. Treasury notes
Realized	(24,430)	(237,850)
Net change in unrealized	361,426	1,503,091
Total net realized and unrealized gains	13,640,183	20,454,727

NET INCOME	21,662,949	26,354,740
LESS PROFIT SHARE TO GENERAL PARTNER	843,264	5,390,027
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	20,819,685	$20,964,713

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (unaudited)

For the nine months ended September 30, 2024
	Limited Partners		New Profit Memo Account		General Partner		Total
PARTNERS' CAPITAL - January 1, 2024	$413,703,860		$-		$1,196,120		$414,899,980
Contributions	30,891,408		789,812		-		31,681,220
Withdrawals	(57,691,882)		-		-		(57,691,882)
Net income (loss) before profit share	21,667,293		(72,447)		68,103		21,662,949
General Partner's allocation - profit share	(843,264)		-		-		(843,264)
PARTNERS' CAPITAL- September 30, 2024	$407,727,415		$717,365		$1,264,223		$409,709,003

For the nine months ended September 30, 2023
	Limited Partners		New Profit Memo Account		General Partner		Total
PARTNERS' CAPITAL - January 1, 2023	$454,468,058		$-		$1,252,132		$455,720,190
Contributions	133,447,231		59,979		-		133,507,210
Withdrawals	(147,573,919)		-		-		(147,573,919)
Net income before profit share	26,259,136		7,173		88,431		26,354,740
General Partner's allocation - profit share	(5,390,027)		-		-		(5,390,027)
PARTNERS' CAPITAL- September 30, 2023	$461,210,479	-	$67,152	-	$1,340,563	-	$462,618,194

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the nine months ended
	September 30	September 30	September 30	September 30
	2024	2023	2024	2023

Total return before General Partner profit share allocation (3)	(8.27)%	11.42%	4.31%	5.72%
Less: General Partner profit share allocation (3)	(1.31)	1.15	-	1.19

Total return after General Partner profit share allocation (3)	(6.96)%	10.27%	4.31%	4.53%

Ratios to average net asset value:
Expenses (1) (4)	2.35%	2.29%	2.38%	2.31%
General Partner profit share allocation (3)	(1.31)	1.15	-	1.19

Total expenses (1)	1.04%	3.44%	2.38%	3.50%

Net investment income (1) (2) (4)	2.85%	2.38%	2.72%	1.81%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1) Includes the Limited Partner's proportionate share of expenses allocated from the Master Fund's operations for the three and nine months ended September 30, 2024 and 2023.
(2) Excludes General Partner profit share allocation and includes interest income.
(3) Not Annualized.
(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the nine months ended
	September 30	September 30	September 30	September 30
	2024	2023	2024	2023

Total return before General Partner profit share allocation (3)	(7.85)%	11.31%	4.60%	5.74%
Less: General Partner profit share allocation (3)	(0.75)	1.17	0.20	1.23

Total return after General Partner profit share allocation (3)	(7.10)%	10.14%	4.40%	4.51%

Ratios to average net asset value:
Expenses (1) (4)	2.58%	2.32%	2.62%	2.36%
General Partner profit share allocation (3)	(0.75)	1.17	0.20	1.23

Total expenses (1)	1.83%	3.49%	2.82%	3.59%

Net investment income (1) (2) (4)	2.61%	2.35%	2.46%	1.77%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the Limited Partners' proportionate share of expenses allocated from the Master Fund's operations for the three and nine months ended September 30, 2024 and 2023.
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

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2024 (unaudited) and December 31, 2023 (audited) and the results of its operations for the three and nine months ended September 30, 2024 and 2023 (unaudited).

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At September 30, 2024 and December 31, 2023, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	September 30	December 31,
	2024	2023
Partnership	28.79%	29.87%
Cayman Feeder	53.68%	54.29%

Total	82.47%	84.16%

The capital withdrawals payable at September 30, 2024 and December 31, 2023 were $976,483 and $2,622,691, respectively, as detailed below.

	September 30	December 31,
	2024	2023
Direct investors (1)	$400,657	$257,741
Partnership	370,694	153,125
Cayman Feeder	205,132	2,211,825

Total	$976,483	$2,622,691

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

During the three and nine months ended September 30, 2024 and 2023, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of September 30, 2024 and December 31, 2023 in valuing the Master Fund’s investments at fair value. At September 30, 2024 and December 31, 2023, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2024
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$388,859,656	$-	$388,859,656

Short-Term Money Market Fund*	14,976,232	-	14,976,232
Exchange-traded futures contracts
Currencies	(644,201)	-	(644,201)
Energies	(380,326)	-	(380,326)
Grains	(716,536)	-	(716,536)
Interest rates	2,924,488	-	2,924,488
Livestock	(91,150)	-	(91,150)
Metals	950,981	-	950,981
Softs	207,470	-	207,470
Stock indices	726,648	-	726,648

Total exchange-traded futures contracts	2,977,374	-	2,977,374

Over-the-counter forward currency contracts	-	(1,325,705)	(1,325,705)

Total futures and forward currency contracts (2)	2,977,374	(1,325,705)	1,651,669

Total financial assets and liabilities at fair value	$406,813,262	$(1,325,705)	$405,487,557

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$77,626,656
Investments in U.S. Treasury notes held in custody			311,233,000
Total investments in U.S. Treasury notes			$388,859,656

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,558,794
Net unrealized depreciation on open futures and forward currency contracts			(1,907,125)
Total net unrealized appreciation on open futures and forward currency contracts			$1,651,669

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2023
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$391,760,866	$-	$391,760,866

Short-Term Money Market Fund*	18,717,049	-	18,717,049
Exchange-traded futures contracts
Currencies	(196,774)	-	(196,774)
Energies	(3,062,691)	-	(3,062,691)
Grains	309,433	-	309,433
Interest rates	(1,339,320)	-	(1,339,320)
Livestock	(6,150)	-	(6,150)
Metals	(72,785)	-	(72,785)
Softs	547,547	-	547,547
Stock indices	898,582	-	898,582

Total exchange-traded futures contracts	(2,922,158)	-	(2,922,158)

Over-the-counter forward currency contracts	-	(1,613,422)	(1,613,422)

Total futures and forward currency contracts (2)	(2,922,158)	(1,613,422)	(4,535,580)

Total financial assets and liabilities at fair value	$407,555,757	$(1,613,422)	$405,942,335

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$82,759,250
Investments in U.S. Treasury notes			309,001,616
Total investments in U.S. Treasury notes			$391,760,866

(2)
Net unrealized appreciation on open futures and forward currency contracts			$388,051
Net unrealized depreciation on open futures and forward currency contracts			(4,923,631)
Total net unrealized depreciation on open futures and forward currency contracts			$(4,535,580)

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2024 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2024 and December 31, 2023. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$22,200	$(35,415)	$131,960	$(762,946)	$(644,201)
Energies	77,265	(398,722)	17,625	(76,494)	(380,326)
Grains	1,040	(7,640)	43,300	(753,236)	(716,536)
Interest rates	4,374,391	(1,296,661)	31,825	(185,067)	2,924,488
Livestock	-	-	3,720	(94,870)	(91,150)
Metals	4,684,006	(120,103)	113,301	(3,726,223)	950,981
Softs	319,028	(32,848)	255	(78,965)	207,470
Stock indices	1,591,690	(820,242)	203,156	(247,956)	726,648
Total futures contracts	11,069,620	(2,711,631)	545,142	(5,925,757)	2,977,374

Forward currency contracts	5,465,639	(931,077)	1,223,645	(7,083,912)	(1,325,705)

Total futures and forward currency contracts	$16,535,259	$(3,642,708)	$1,768,787	$(13,009,669)	$1,651,669

Fair value of futures and forward currency contracts at December 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$27,753	$(41,166)	$14,145	$(197,506)	$(196,774)
Energies	-	(1,954,311)	235,427	(1,343,807)	(3,062,691)
Grains	-	-	593,133	(283,700)	309,433
Interest rates	2,570,886	(266,633)	321,540	(3,965,113)	(1,339,320)
Livestock	-	(10,480)	4,330	-	(6,150)
Metals	2,220,102	(244,208)	254,665	(2,303,344)	(72,785)
Softs	-	(51,788)	617,612	(18,277)	547,547
Stock indices	753,414	(195,411)	387,967	(47,388)	898,582
Total futures contracts	5,572,155	(2,763,997)	2,428,819	(8,159,135)	(2,922,158)

Forward currency contracts	9,695,517	(398,117)	409,647	(11,320,469)	(1,613,422)

Total futures and forward currency contracts	$15,267,672	$(3,162,114)	$2,838,466	$(19,479,604)	$(4,535,580)

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and nine months ended September 30, 2024 and 2023 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2024 and 2023

	Three months	Three months	Nine months	Nine months
	ended:	ended:	ended:	ended:
	September 30	September 30	September 30	September 30
Sector	2024	2023	2024	2023
Futures contracts:
Currencies	$(3,672,869)	$251,529	$(695,964)	$1,742,500
Energies	(15,017,785)	22,315,642	(6,378,863)	(1,695,209)
Grains	(1,643,764)	1,362,094	3,349,712	532,645
Interest rates	(11,314,507)	23,522,867	14,615,367	10,014,018
Livestock	(172,360)	(4,940)	(430,470)	199,970
Metals	2,352,387	3,544,059	(2,577,162)	3,834,265
Softs	438,764	(187,991)	(1,278,328)	162,578
Stock indices	2,938,986	(3,245,872)	11,788,496	2,036,714
Total futures contracts	(26,091,148)	47,557,388	18,392,788	16,827,481

Forward currency contracts	(11,661,527)	(1,115,529)	(4,735,821)	2,960,872

Total futures and forward currency contracts	$(37,752,675)	$46,441,859	$13,656,967	$19,788,353

For the three months ended September 30, 2024 and 2023, the monthly average number of futures contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2024	2023

Average bought	60,570	55,139
Average sold	51,188	58,765
Average notional (in billions)	$4.1	$3.6

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2024 and December 31, 2023.

Offsetting of derivative assets and liabilities at September 30, 2024
		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$1,212,329	$(505,846)	$706,483
Counterparty L	10,368,025	(7,515,714)	2,852,311
Total futures contracts	11,580,354	(8,021,560)	3,558,794
Total assets	$11,580,354	$(8,021,560)	$3,558,794

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statements of	the Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Futures contracts
Counterparty J	$615,828	$(34,408)	$581,420
Total futures contracts	615,828	(34,408)	581,420

Forward currency contracts
Counterparty G	2,598,138	(2,510,261)	87,877
Counterparty K	5,416,851	(4,179,023)	1,237,828
Total forward currency contracts	8,014,989	(6,689,284)	1,325,705

Total liabilities	$8,630,817	$(6,723,692)	$1,907,125

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$706,483	$-	$(706,483)	$-
Counterparty L	2,852,311	-	(2,852,311)	-
Total	$3,558,794	$-	$(3,558,794)	$-

		Amounts Not Offset in the Statements of Financial Condition

	Net amounts of
	Liabilities
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty J	$581,420	$-	$581,420	$-
Counterparty G	87,877	-	87,877	-
Counterparty K	1,237,828	-	1,237,828	-
Total	$1,907,125	$-	$1,907,125	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2024.
(4) Net amount represents the amounts owed by the Master Fund to each counterparty as of September 30, 2024.

Offsetting of derivative assets and liabilities at December 31, 2023
		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$1,439,086	$(1,051,035)	$388,051

Total assets	$1,439,086	$(1,051,035)	$388,051

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statements of	the Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Futures contracts
Counterparty J	$618,432	$(385,761)	$232,671
Counterparty L	9,253,665	(6,176,127)	3,077,538
Total futures contracts	9,872,097	(6,561,888)	3,310,209

Forward currency contracts
Counterparty G	4,860,154	(4,122,044)	738,110
Counterparty K	6,858,432	(5,983,120)	875,312
Total forward currency contracts	11,718,586	(10,105,164)	1,613,422

Total liabilities	$21,590,683	$(16,667,052)	$4,923,631

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

The Master Fund’s forward currency trading activities are cleared by DB, and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $42,902,607 and $44,786,673 at September 30, 2024 and December 31, 2023, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2024 and 2023. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	September 30, 2024	September 30, 2023
Profit share earned	$20,132	$59,979
Reversal of profit share (1)	(3,185,139)	(104,402)
Profit share accrued	53,452	5,330,048
Total profit share	$(3,111,555)	$5,285,625

	Nine months ended:	Nine months ended:
	September 30, 2024	September 30, 2023
Profit share earned	$789,812	$59,979
Profit share accrued	53,452	5,330,048
Total profit share	$843,264	$5,390,027

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

7. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from October 1, 2024 to November 13, 2024, the date this Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through September 30, 2024, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2024

		Total
		Partners'
		Capital of the
Month Ended:		Partnership
September 30, 2024		$117,962,014
June 30, 2024		129,550,099
December 31, 2023		123,929,777

	Three Months	Nine Months
Change in Partners' Capital	$(11,588,085)	$(5,967,763)
Percent Change	(8.94)%	(4.82)%

THREE MONTHS ENDED SEPTEMBER 30, 2024

The decrease in the Partnership’s net assets of $11,588,085 was attributable to net loss after profit share of $10,269,036 and withdrawals of $1,541,218 which were partially offset by contributions of $222,169.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2024 decreased $1,527 relative to the corresponding period in 2023. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended September 30, 2024, relative to the corresponding period in 2023.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2024 decreased $52,952 relative to the corresponding period in 2023. The decrease was due to a decrease in the average net asset value of management fee paying investors of the Partnership during the three months ended September 30, 2024, relative to the corresponding period in 2023.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended September 30, 2024 decreased $57,671 relative to the corresponding period in 2023. The decrease was due predominantly to a decrease in the average net asset value of commission paying investors of the Partnership during the three months ended September 30, 2024, relative to the corresponding period in 2023.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2024 decreased $26,699 relative to the corresponding period in 2023. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended September 30, 2024, relative to the corresponding period in 2023.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2024 decreased $4,488 relative to the corresponding period in 2023. The decrease was due to a decrease in the average net asset value of the Partnership partially offset by an increase in short-term U.S. treasury yields during the three months ended September 30, 2024, relative to the corresponding period in 2023.

For the three months ended September 30, 2024, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $11,374,369 from trading operations (including foreign exchange transactions and translations). Management fees of $518,556, brokerage commissions of $126,475, selling commissions and platform fees of $518,327, administrative and operating expenses of $133,794, custody fees and other expenses of $5,478 were incurred. Interest income of $1,571,136 and the reversal of accrued profit share to the General Partner of $836,827 offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $10,269,036.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(3.53)%
Energies	(3.48)%
Grains	(0.38)%
Interest rates	(2.60)%
Livestock	(0.03)%
Metals	0.59%
Softs	0.13%
Stock indices	0.69%
Trading loss*	(8.61)%

* Percentage of the Partnership Capital. Currencies include a 0.38% gain related to currency hedging allocated at the Master Fund level solely to the Cayman Feeder’s Class GBP Shares.

NINE MONTHS ENDED SEPTEMBER 30, 2024

The decrease in the Partnership’s net assets of $5,967,763 was attributable to withdrawals of $10,363,746 which were partially offset by net income after profit share of $4,003,322 and contributions of $392,661.

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2024 increased $17,186 relative to the corresponding period in 2023. The increase was due mostly to an increase in trading volume during the nine months ended September 30, 2024, relative to the corresponding period in 2023.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2024 decreased $72,525 relative to the corresponding period in 2023. The decrease was due to a decrease in the average net asset value of the management fee paying investors of the Partnership during the nine months ended September 30, 2024, relative to the corresponding period in 2023.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the nine months ended September 30, 2024 decreased $68,062 relative to the corresponding period in 2023. The decrease was due predominantly to a decrease in the average net asset value of commission paying investors of the Partnership during the nine months ended September 30, 2024, relative to the corresponding period in 2023.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2024 decreased $27,815 relative to the corresponding period in 2023. The decrease was due to a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2024, relative to the corresponding period in 2023.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2024 increased $781,737 relative to the corresponding period in 2023. The increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2024, relative to the corresponding period in 2023.

For the nine months ended September 30, 2024, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $3,248,914 from trading operations (including foreign exchange transactions and translations). Management fees of $1,644,770, brokerage commissions of $416,040, selling commissions and platform fees of $1,650,851, administrative and operating expenses of $381,605, custody fees and other expenses of $17,395, and profit share of $36,135. Interest income of $4,901,204 offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $4,003,322.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(1.33)%
Energies	(1.56)%
Grains	0.74%
Interest rates	2.94%
Livestock	(0.13)%
Metals	(0.59)%
Softs	(0.32)%
Stock indices	2.75%
Trading gain*	2.50%

* Percentage of the Partnership Capital. Currencies include a 0.34% gain related to currency hedging allocated at the Master Fund level solely to the Cayman Feeder’s Class GBP Shares.

MANAGEMENT DISCUSSION – 2024

Three months ended September 30, 2024

The Partnership was unprofitable during the quarter as losses from trading energy and interest rate futures and currency forwards far outpaced paced small gains from trading non-energy futures and stock index futures.

Global market interest rates fell and yield curves steepened during the quarter as market participants reacted to actual and anticipated reductions in official interest rates among major developed market central banks in response to, among other things, moderating inflation, growth and employment statistics. For example, the policy-sensitive U.S. two-year Treasury note fell from 4.77% at the start of July to about 3.5% in September. Consequently, short positions in U.S., German, French and British note and bond futures were unprofitable, especially during July. Meanwhile, long positions in U.S. and European short-term interest rate futures generated partially offsetting profits. Trading of the Japanese government bond future and a long position in the Italian 10-year bond were also somewhat profitable.

Declining interest rates seemingly weighed on the U.S. dollar and long dollar trades against the Japanese yen, euro, Swiss franc, Brazilian real, pound sterling and Australian, Canadian and New Zealand dollars were unprofitable. A long position in the high-yield Mexican peso was also unprofitable partly resulting from political turbulence and weakening growth in Mexico.

Energy prices fell during the quarter. For example, Brent crude oil, after reaching $87.50/barrel in early July, dropped below $70/barrel in early September before closing the quarter at about $71/barrel. Deflation in China, sluggish growth in Europe, and moderating growth in the U.S., particularly in the manufacturing sectors, seemed to weigh on energy demand. The continued transition toward EV’s, although slowing somewhat recently, also may have dented demand. At the same time, non-Organization of the Petroleum Exporting Countries (“OPEC+”) supplies continued to grow and OPEC+ struggled to maintain production and export constraints on all its members. In fact, late in the quarter, top producer and exporter Saudi Arabia indicated that it was dropping its unofficial price target and readying to increase production and seek a greater market share. Even broad easing of monetary policies globally and surprise monetary and fiscal policy support measures from China appear to have failed to give energy prices much support. As a result, long Brent and WTI crude oil positions and trading of RBOB gasoline, London gas oil and TTF natural gas futures were unprofitable.

Declining interest rates and optimism around artificial intelligence helped to underpin equities during the quarter, while concerns about high valuations, softening U.S. growth, stagnation in Europe, deflation in China and wars in the Middle East and Europe aided in restraining the price gains. Late in the quarter, surprise monetary and fiscal policy support measures from China that were intended to stimulate economic activity, boost financial markets and stabilize property markets together with indications that OPEC+ soon would boost production significantly, provided some additional support to equities. Results were mixed but positive overall for the quarter. Short positions in Chinese equity futures were profitable early in the period amidst a continuing grim economic outlook, but then long positions in these same futures were profitable late in September after the surprise stimulus moves by Chinese authorities. Long positions in Taiwanese, Korean, Spanish, Italian and Brazilian index futures, trading of British and U.S. NASDAQ and S&P futures and a short emerging markets index futures trade were also profitable. On the other hand, short volatility, South African and EURO STOXX equity index futures positions and trading of U.S. Russell and mid-cap equity index futures posted partially offsetting losses.

Within non-energy commodities, early in the quarter, short silver and platinum positions were profitable as prices declined amid a negative industrial outlook and persistent demand concerns in top consumer China. Furthermore, the increasing share of new energy vehicles in major global auto markets contributed to a decreased demand for platinum in catalytic converters for internal combustion engines, also pressuring prices. Subsequently, actual and anticipated interest rate declines, especially after the Federal Reserves’ larger than anticipated 50 basis point reduction in the Federal funds rate, together with China’s unexpected monetary and fiscal stimulus measures, helped boost metal prices broadly. A surge in Indian gold imports following a tax reduction added to demand for this precious metal. Consequently, long gold and platinum positions were profitable. Adverse weather conditions in Brazil and Vietnam and rising shipping costs have assisted in pushing global coffee prices to record highs, producing profits on long Arabica coffee positions. Meanwhile, Grain prices, which have been falling for much of the past year, rebounded in September driven partly by supply risks, including uncertainty around Brazilian planting conditions, disappointing crop outlooks in Europe and Australia, and concerns over poor harvests in the U.S. Plains resulting from dry conditions and in the Black Sea region due to geopolitical difficulties. Hence, short positions in soybeans, soybean oil and soybean meal were unprofitable for the quarter.

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

Periods ended September 30, 2023

		Total
		Partners'
		Capital of the
Month Ended:		Partnership
September 30, 2023		$139,823,140
June 30, 2023		128,967,947
December 31, 2022		143,276,896

	Three Months	Nine Months
Change in Partners' Capital	$10,855,193	$(3,453,756)
Percent Change	8.42%	(2.41)%

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedules of investments setting forth open futures, forward and other contracts at September 30, 2024 and December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On July 1, 2024, August 1, 2024 and September 1, 2024, the Partnership sold Units to new and existing limited partners of $17,419, $202,372, and $2,378. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A and Series B limited partners during the three months ended September 30, 2024. There were no Series C, Series D or Series E redemptions.

	Series A		Series B
Date of	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit
July 31, 2024	(565.8814)	$ 1,313.01	-	$ 1,651.55
August 31, 2024	(307.9674)	1,262.71	(24.1540)	1,599.94
September 30, 2024	(298.6126)	1,241.39	-	1,575.54

Total	(1,172.4614)		(24.1540)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2024, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Date: November 13, 2024

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)