Form 10-K
period 2024-12-31
Millburn Multi-Markets Fund L.P.
filed 2025-03-31
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2024

or

 Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒   No   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒
Emerging growth company 

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. 

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2024 and 2023 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2024, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith

Item 1.    Business

(a)    General development of business

Millburn Multi-Markets Fund L.P.  (the “Partnership”) is a limited partnership organized September 8, 2008 under the Delaware Revised Uniform Limited Partnership Act. The Partnership commenced operations on August 1, 2009. The Partnership is required, pursuant to its Fourth Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), to invest all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”), a Delaware limited partnership that began trading on October 20, 2004. The Partnership is one of a number of investors in the Master Fund. As of December 31, 2024, the Partnership’s partnership percentage in the Master Fund was approximately 28.05% of total partners’ capital of the Master Fund. The general partner and trading advisor of the Partnership and the Master Fund is Millburn Ridgefield LLC, a Delaware limited liability company operating in New York, New York (the “General Partner”).

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

The General Partner was organized in May 1982 to manage discretionary accounts in futures and forward markets. It and its principals have been trading in the futures and forwards markets pursuant to systematic quantitative, trading and risk management methods since 1971. The General Partner has been registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator (“CPO”) since July 1, 1982, as a commodity trading advisor (“CTA”) since September 13, 1984 and has been a member of the National Futures Association (the “NFA”) since July 1, 1982. The General Partner has been an approved swaps firm with the NFA since December 26, 2012. The General Partner conducts all trading and investment activities through the Master Fund. The Millburn Corporation, a former affiliate of the General Partner, that, prior to January 1, 2019, performed research, trading, technology, operations, marketing, accounting, tax, legal, compliance, human resources, and other administrative functions for the Partnership and the Master Fund and other commodity pools and investment partnerships managed by the General Partner, merged with and into the General Partner on December 31, 2018, and the General Partner now performs the functions formerly performed by The Millburn Corporation. Until January 30, 2025, the General Partner operated as a Delaware corporation under the name “Millburn Ridgefield Corporation”. Effective as of January 30, 2025, the General Partner converted to a Delaware limited liability company named “Millburn Ridgefield LLC”. All references to the General Partner herein refer to “Millburn Ridgefield Corporation” prior to January 30, 2025, as appliable.

As of December 31, 2024, the aggregate net asset value of the Partnership was $121,077,762 and the aggregate net asset value of the Master Fund was $431,706,354. The net asset value of a Series A Unit originally sold for $1,000.00 as of August 1, 2009 was $1,295.79 as of December 31, 2024. The net asset value of a Series B Unit originally sold for $1,000.00 as of August 1, 2009 was $1,645.09 as of December 31, 2024. The net asset value of a Series C Unit originally sold for $1,000.00 as of August 1, 2009 was $1,678.47 as of December 31, 2024. The net asset value of a Series D Unit originally sold for $1,331.20 as of November 1, 2017 was $1,532.95 as of December 31, 2024. As of March 1, 2023, the Partnership also began offering Series E Units. The net asset value of a Series E Unit originally sold for $1,000.00 as of March 1, 2023 was $1,078.07 as of December 31, 2024. In each case, these are based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from August 1, 2009 to December 31, 2024.

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

Over approximately 54 years, the General Partner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

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

(b)    Holders

As of December 31, 2024, there were 348 holders of Series A Units, 65 holders of Series B Units, 17 holders of Series C Units, 31 holders of Series D Units and 1 holder of Series E Units.

(c)    Dividends

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to the Partners. No distributions have been made on the Units, and none are contemplated.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Units are sold on a monthly basis through the General Partner and selling agents retained by the General Partner to act as its agents. Units were initially issued at $1,000.00 per Unit, except for Series D Units, which were issued at $1,331.20 and thereafter at net asset value. Between October 1, 2024 and December 31, 2024, the Partnership issued Units at monthly closings, as set forth in the following charts, to both new limited partners as well as to existing limited partners making additional investments. There were no Series A, Series C or Series D subscriptions during the fourth calendar quarter of 2024.

	Number of	Dollar Amount
	Series E Units	of Series E
Month	Sold	Units Sold

October 1, 2024	2.3140	$2,368
November 1, 2024	2.1700	2,280
December 1, 2024	15.1425	16,141

Total	19.6265	$20,789

 (f)    Purchases of Equity Securities by the Issuer

Pursuant to the Limited Partnership Agreement, limited partners may redeem Units as of the end of each calendar month. The redemption of Units by limited partners has no impact on other limited partners.

The following table summarizes limited partner redemptions of Series A, Series B, Series C, Series D during the fourth calendar quarter of 2024. There were no Series E redemptions during the fourth calendar quarter of 2024.

	Number of
	Series A Units	Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2024	259.3612	$1,271.23
November 30, 2024	47.3760	1,285.20
December 31, 2024	246.9320	1,295.79

Total	553.6692

	Number of
	Series B Units	Redemption Date
Month	Units Redeemed	NAV per Unit

December 31, 2024	179.3964	1,645.09

	Number of
	Series C Units	Redemption Date
Month	Units Redeemed	NAV per Unit

November 30, 2024	171.3364	$1,665.22

	Number of
	Series D Units	Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2024	23.8270	$1,503.82
December 31, 2024	183.1622	1,532.95

Total	206.9892

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2024, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

11

2024

During 2024, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $7,853,428 from trading operations (including foreign exchange transactions and translations). Management fees of $2,163,045, selling commissions and platform fees of $2,169,385, administrative and operating expenses of $523,237 and custody fees of $22,901 were paid or accrued. The Master Fund allocated $100,066 in Profit Share to the General Partner in respect of the Partnership. Interest income of $6,331,099 (inclusive of $330 attributed to interest income earned by the Partnership) offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share to the General Partner of $9,205,893.

Sector	% Gain (Loss)
Currencies	2.61%
Energies	(3.00)%
Grains	1.25%
Interest rates	2.17%
Livestock	(0.16)%
Metals	(0.83)%
Softs	(0.05)%
Stock indices	4.48%

Total	6.47%

The Partnership was profitable due to gains from trading equity index futures, interest rate futures and currency forwards. Meanwhile, trading of commodity futures produced a partially offsetting loss as negative results from trading energy and metal futures exceeded a profit from trading agricultural and soft commodities futures.

U.S. equities during the year were positively impacted amid declining interest rates, growth, optimism around artificial intelligence and the presidential election. Meanwhile, concerns about high valuations, stagnation in Europe, deflation in China and wars in the Middle East and Europe impacted stock price gains globally. Late in the year, monetary and fiscal policy support measures from China intended to stimulate economic activity, boost financial markets and stabilize property markets seemingly provided support to equities. Overall, trading of equity futures was profitable. Fiscal policy and inflation worries weighed on Brazilian equity markets and a short Bovespa trade was profitable. Long positions in Japanese and Taiwanese equity futures and trading of Chinese futures were also profitable. Trading of European stock index futures and the EAFE index also posted gains. Trading of U.S. equity futures was mixed but slightly profitable overall. Meanwhile, trading of Korean, Indian, Australian and South African stock index futures registered modest losses.

Interest rates were volatile during 2024. They rose from January through April as developed market central banks, led by the Federal Reserve, pushed back against market expectations of official interest rate cuts. Concerns about “sticky” inflation, strong wage data and solid labor markets helped support this higher-for-longer interest rate narrative. From May to mid-September, global interest rates fell sharply, and yield curves steepened. Market participant responses to actual and anticipated reductions in official interest rates among major developed market central banks possibly impacted moderating inflation, growth and employment statistics. However, this decrease was followed by an interest rate resurgence amid solid employment and growth data in the U.S., worries about fiscal deficits in the U.S. and Europe and anticipated Trump Administration fiscal, trade and immigration policy choices. Overall, short positions in U.S., German and Australian interest rate futures were profitable, notably during the January-April period. Conversely, trading of Canadian, French, Italian and short-term U.K. interest rate futures posted partially offsetting losses, particularly during the summer when interest rates decreased.

Relative strength in U.S. growth, equity markets and interest rate differentials seemingly supported the U.S. dollar during the year, although growth worries during the summer likely impacted the U.S. currency temporarily. Numerous factors possibly contributed to the U.S. dollar during the year, including European political uncertainties, particularly in France, Germany and the U.K.; expanding geopolitical turmoil in the Middle East and in Ukraine; domestic political turmoil in Japan and South Korea; China’s struggle to overcome deflationary pressures and fiscal policy worries around Mexico and Latin America. Long U.S. dollar positions versus the Japanese yen, Australian dollar, Canadian dollar, New Zealand dollar, Norwegian krone, euro, Korean won and Chilean peso were profitable. On the other hand, a short U.S. dollar trade against the high yield Mexico peso and trading the U.S. dollar against the currencies of Singapore, Brazil and the U.K. produced partially offsetting losses.

Energy prices rose early in the year amid escalating Middle East tensions and fears of supply disruptions. The continuation of production cuts by OPEC+, along with Ukrainian attacks on Russian oil refineries, seemingly contributed to supply worries. On the demand side, stronger-than-expected U.S. economic data and fresh stimulus in China seemed to increase the outlook in two of the world’s largest oil consumers. From early April to mid-September energy prices decreased. Deflation in China, sluggish growth in Europe, and moderating growth in the U.S., particularly in the manufacturing sectors, appeared to weigh on energy demand. The continuing transition toward EVs also possibly impacted demand. Concurrently, non-OPEC supplies continued to grow, and OPEC+ struggled to maintain production and export constraints on all of its members. Broad-based easing of global monetary policies appeared unable to support energy prices. Thereafter, prices were volatile and generally rangebound. In this environment, long crude oil positions and trading of crude oil products were broadly unprofitable. Short U.S. natural gas positions were also unprofitable, especially late in the year when prices rose as demand from Europe and Asia was unexpectedly strong due in part to disruptions of natural gas flows to Eastern Europe from Russia. Conversely, a short carbon emissions trade was profitable as rising costs for alternative energy strategies and the recent slowdown in the EV market seemingly weighed on prices for emission credits.

Base metal prices were volatile during 2024 amid changes to interest rates, the U.S. dollar, and growth expectations (particularly in China). Trading copper and zinc was unprofitable. Short aluminum trades were also unprofitable as U.S. and U.K. bans on the trading of new Russian metals supplies, several mine closures and rising freight costs and logistics problems appeared to push prices higher. Short silver trades were unprofitable early in the year amid expectations of impending interest rate cuts by developed market central banks and rising demand from the solar power industry. On the other hand, long gold positions were profitable as prices reached new highs near $2800/ounce in October possibly reflecting broad-based demand from central banks, high-net-worth investors, retail investors and traditional Asian buyers. Geopolitical uncertainties, worries about government debt levels and declining interest rates may have helped encourage buyers.

Although grain prices were quite volatile during 2024 due in part to weather conditions, excess grain supplies from South America, Russia, Ukraine and the U.S. contributed to decreased prices overall. Amid these factors, short wheat, soybean and corn trades were profitable. Conversely, trading of soybean meal, livestock and soft commodity futures was marginally unprofitable.

2023

During 2023, the Partnership, through its investment in the Master Fund, experienced net realized and unrealized losses of $11,825,779 from trading operations (including foreign exchange transactions and translations). Management fees of $2,279,482, selling commissions and platform fees of $2,284,856, administrative and operating expenses of $557,936 and custody fees and other expenses of $24,105 were paid or accrued. The Master Fund allocated $9,225 in Profit Share to the General Partner in respect of the Partnership. Interest income of $5,821,882 (inclusive of $2,534 attributed to interest income earned by the Partnership) partially offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share to the General Partner of $11,159,501.

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

Item 8.    Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP (PCAOB ID: 34) for the fiscal years ended December 31, 2024 and 2023, as required by this item, is included as Exhibit 13.1 to this report.  Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on its assessment, management has concluded that, as of December 31, 2024, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting For the year ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

(a)None.

(b)During the year ended December 31, 2024, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Item 10.    Directors, Executive Officers and Corporate Governance

(a, b) Identification of Directors and Executive Officers

The Partnership has no directors or executive officers. The Partnership is controlled and managed by the General Partner.

The General Partner is a Delaware limited liability company operating in New York, New York, organized in May 1982 to manage discretionary accounts primarily in futures, forward and spot markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971. The General Partner converted from a Delaware corporation to a Delaware limited liability company on January 30, 2025.

The principals and senior officers of the General Partner as of December 31, 2024 are as follows:

Harvey Beker, age 71. Mr. Beker is Chairman of the General Partner, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020, Mr. Beker has also served as Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 66. Mr. Buckbinder is President and Chief Operating Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the General Partner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation, effective March 23, 1998, until January 17, 2019 following The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest, effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 55. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the General Partner since May 2014, and prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Steven M. Felsenthal, age 55. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner. Prior to joining the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M. degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a member of the Steering Committee of MFA’s Chief Compliance Officer Forum (June 2014 to December 2015; and July 2024 to present), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner effective June 24, 2004. He also became registered as an Associated Person of Millburn Ridgefield LLC effective September 5, 2024. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Mark B. Fitzsimmons, age 77. Mr. Fitzsimmons is a Senior Vice President of the General Partner. His responsibilities mainly involve business development. He joined the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 67. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner (including its former affiliate The Millburn Corporation) and Millburn Partners in

November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E.F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 73. Mr. Smith is Co-Chief Executive Officer and Co-Chief Investment Officer of the General Partner, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 48. Ms. Wu is a Vice President and Chief Financial Officer of the General Partner.  Her areas of responsibility include overseeing the accounting and finance for the General Partner and accounting and administration of many of the investment vehicles managed by the General Partner.  Ms. Wu has served as Chief Financial Officer of the General Partner since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, and then in the same capacity at the General Partner. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation.  She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining the General Partner and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as principal of the General Partner effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Michael Soss, PhD., age 50. Dr. Soss is Chief Investment Officer of the General Partner and serves as a member of the General Partner’s Investment Committee. Dr. Soss joined the General Partner in January 2022 and is responsible for management of the firm’s systematic research and development functions, including system design, modeling, data management and trade execution. Prior to joining the General Partner, Dr. Soss was employed by Point72 Asset Management, a global asset management firm, from March 2015 to January 2021, in leadership roles spanning risk and trading research, and most recently headed the firm’s Fusion group, a quant trading division focused on internal alpha capture. From September 2013 to March 2015 Dr. Soss was an executive director at J.P. Morgan. Dr. Soss’ other experience includes SECOR Asset Management from April 2012 to September 2013, and Goldman Sachs from August 2003 to March 2012. Dr. Soss received an AB in mathematics from Harvard University in 1996, and MSc and PhD degrees in computer science from McGill University in Montreal, Canada, in 1998 and 2001, respectively. Dr. Soss became listed as a Principal of the General Partner, effective September 30, 2024. Dr. Soss also became registered as an Associated Person and a Swap Associated Person of Millburn Ridgefield LLC effective May 15, 2023, and May 30, 2023, respectively.

 None of the individuals listed above currently serves as a director of a public company.

(c)   Identification of Certain Significant Employees

None.

(d)    Family Relationships

None.

(e)    Business Experience

See Item 10 (a, b) above.

(f)    Involvement in Certain Legal Proceedings

None.

(g)   Code of Ethics

The Partnership has no employees, officers or directors and is managed by the General Partner. The General Partner has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. A copy of this Executive Code of Ethics may be obtained at no charge by written request to Millburn Ridgefield LLC, 55 West 46th Street, 31st Floor, New York, New York 10036 or by calling 212-332-7300 (ask for Client Services).

(h)    Audit Committee Financial Expert

Because the Partnership has no employees, officers or directors, the Partnership has no audit committee. The Partnership is managed by the General Partner. Gregg Buckbinder serves as the General Partner’s “audit committee financial expert.” Mr. Buckbinder is not independent of the management of the General Partner. The General Partner is a privately owned limited liability company managed by its sole member. It has no independent directors.

(i)    Insider Trading Policy

The Partnership has no employees, officers or directors and is managed by the General Partner.  The General Partner has adopted an Insider Trading Policy that applies to its principal executive officers, principal financial officer and principal accounting officer, as well as all employees of the General Partner.  A copy of this Insider Trading Policy may be obtained at no charge by written request to Millburn Ridgefield LLC, 55 West 46th Street, 31st Floor, New York, New York 10036 or by calling 212-332-7300 (ask for Client Services).

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

(b)    Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership is required to invest all its assets in the Master Fund. The General Partner has discretionary authority over the Master Fund’s trading. As of December 31, 2024, the General Partner’s interest was valued at $2,906,007, which constituted 2.40% of the Partnership’s capital as of December 31, 2024.

As of December 31, 2024, no directors or executive officers of the General Partner beneficially owned Units in the Partnership.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership, through its investment in the Master Fund, paid $2,163,045 in management fees and $100,066 in Profit Share to the General Partner for the year ended December 31, 2024. The General Partner’s capital interest was allocated a net income of $342,011 for the year ended December 31, 2024. The Partnership, through its investment in the Master Fund, paid $2,279,482 in management fees and $9,225 in Profit Share to the General Partner for the year ended December 31, 2023. The General Partner’s capital interest was allocated a net loss of $152,373 for the year ended December 31, 2023.

Item 14.    Principal Accountant Fees and Services

(1)          Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2024 and 2023 was approximately $73,000 and $134,000, respectively.

(2)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(3)          All Other Fees

There were no other fees for the years ended December 31, 2024 and 2023.

(4)          Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2024 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.1.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

10.1	Sixth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

13.1	2024 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Co-Chief Executive Officer

32.2	Section 1350 Certification of Co-Chief Executive Officer

32.3	Section 1350 Certification of President and Chief Operating Officer

32.4	Section 1350 Certification of Chief Financial Officer

97	Insider Trading Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2025.

MILLBURN MULTI-MARKETS FUND L.P.

By:	Millburn Ridgefield LLC,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Chairman	March 31, 2025
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 31, 2025
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 31, 2025
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 31, 2025
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 31, 2025
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	March 31, 2025
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

10.1	Sixth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

13.1	2023 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Co-Chief Executive Officer

32.2	Section 1350 Certification of Co-Chief Executive Officer

32.3	Section 1350 Certification of President and Chief Operating Officer

32.4	Section 1350 Certification of Chief Financial Officer

97	Insider Trading Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Exhibit 13.1

Millburn Multi-Markets Fund L.P.

(A Delaware Limited Partnership)

Financial Statements as of and for the Years Ended December 31,
2024 and 2023, and Report of Independent Registered
Public Accounting Firm

MILLBURN MULTI-MARKETS FUND L.P.

TABLE OF CONTENTS

Page(s)

THIS ANNUAL REPORT IS COMPRISED OF SECTION I CONTAINING THE FINANCIAL STATEMENTS OF MILLBURN MULTI-MARKETS FUND L.P. AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023 AND SECTION II, CONTAINING THE FINANCIAL STATEMENTS OF MILLBURN MULTI-MARKETS TRADING L.P. AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023.

SECTION I

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1
FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023:
Statements of Financial Condition	2
Statements of Operations	3
Statements of Changes in Partners’ Capital	4
Statements of Financial Highlights	5-6
Notes to Financial Statements	7-9

SECTION II — FINANCIAL STATEMENTS OF MILLBURN MULTI-MARKETS TRADING L.P.

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the Statements of Financial Condition of Millburn Multi-Markets Fund L.P. as of December 31, 2024 and 2023, including the related Statements of Operations, Changes in Partners’ Capital and Financial Highlights for each of the two years in the period ended December 31, 2024, are complete and accurate.

Gregg Buckbinder, President

Millburn Ridgefield Corporation
General Partner of Millburn Multi-Markets Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

To the Partners of Millburn Multi-Markets Fund L.P.:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Millburn Multi-Markets Fund L.P. (the “Partnership”), as of December 31, 2024, and 2023, the related statements of operations, changes in partners’ capital, and financial highlights for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations, changes in its partners’ capital, and financial highlights for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

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

March 21, 2025

We have served as the auditor of one or more Millburn Ridgefield Corporation investment companies since 2004.

MILLBURN MULTI-MARKETS FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2024 AND DECEMBER 31, 2023

ASSETS	December 31, 2024	December 31, 2023
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$121,077,762	$123,929,777
Due from the Master Fund	1,395,871	153,125
Cash and cash equivalents	56,701	36,455

Total assets	$122,530,334	$124,119,357

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$56,701	$36,368
Capital withdrawals payable to Limited Partners	895,871	153,125
Capital withdrawal payable to General Partner	500,000	-
Other liabilities	-	87

Total liabilities	1,452,572	189,580

PARTNERS’ CAPITAL:
General Partner	2,906,007	3,063,996

Limited partners:
Series A (79,074.9857 and 87,158.9000 units outstanding)	102,464,490	105,476,328
Series B (4,457.8217 and 4,701.2201 units outstanding)	7,333,525	7,114,188
Series C (2,286.1305 and 2,348.1019 units outstanding)	3,837,204	3,625,396
Series D (2,785.5884 and 3,218.3931 units outstanding)	4,270,156	4,559,744
Series E (247.0895 and 92.9304 units outstanding)	266,380	90,125

Total limited partners	118,171,755	120,865,781

Total partners’ capital	121,077,762	123,929,777

TOTAL	$122,530,334	$124,119,357

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,295.79	$1,210.16
Series B	$1,645.09	$1,513.26
Series C	$1,678.47	$1,543.97
Series D	$1,532.95	$1,416.78
Series E	$1,078.07	$969.81

See notes to financial statements within this report and the report of Millburn Multi-Markets Trading L.P. attached in Section II.

MILLBURN MULTI-MARKETS FUND L.P.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

NET INVESTMENT INCOME (LOSS)
Interest income	$330	$2,534
Interest income, net (allocated from the Master Fund)	6,330,769	5,819,348

Total investment income	6,331,099	5,821,882

Expenses:
Management fees (allocated from the Master Fund) (see note 4)	2,163,045	2,279,482
Selling commissions (allocated from the Master Fund) (see note 4)	2,169,385	2,284,856
Operating expenses (allocated from the Master Fund) (see note 5)	523,237	557,936
Custody fees and other expenses (allocated from the Master Fund)	22,901	24,105

Total expenses	4,878,568	5,146,379

Net investment income	1,452,531	675,503

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	6,724,261	(3,170,570)
Brokerage commissions (allocated from the Master Fund)	(526,740)	(551,553)
Foreign exchange transaction	(176,539)	(231,455)
Net change in unrealized:
Futures and forward currency contracts	1,856,171	(8,631,839)
Foreign exchange translation	(44,191)	68,605
Net gains (losses) from U.S. Treasury notes:
Realized	(7,736)	(67,858)
Net change in unrealized	28,202	758,891

Net realized and unrealized gains (losses)
allocated from the Master Fund	7,853,428	(11,825,779)

NET INCOME (LOSS)	9,305,959	(11,150,276)

LESS PROFIT SHARE ALLOCATION
FROM THE MASTER FUND	100,066	9,225

NET INCOME (LOSS) AFTER PROFIT SHARE	$9,205,893	$(11,159,501)

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$85.63	$(108.67)
Series B	$131.83	$(103.33)
Series C	$134.50	$(105.42)
Series D	$116.17	$(108.08)
Series E *	$108.26	$(30.19)

* Series E commenced on March 1, 2023
See notes to financial statements within this report and the report of Millburn Multi-Markets Trading L.P. attached in Section II.
3

MILLBURN MULTI-MARKETS FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2024 AND 2023

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Series D		Series E (1)		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL
— January 1, 2023	$3,216,369	$119,302,999	90,460.9714	$7,896,417	4,884.6100	$4,456,048	2,701.6303	$8,405,063	5,512.0257	$-	-	$143,276,896

Capital contributions	-	600,000	469.0455	200,000	131.9684	120,000	78.8599	199,000	141.5264	92,387	92.9304	1,211,387
Capital withdrawals	-	(4,708,529)	(3,771.1169)	(491,051)	(315.3583)	(726,538)	(432.3883)	(3,472,887)	(2,435.1590)	-	-	(9,399,005)
Net loss	(152,373)	(9,715,252)	-	(490,542)	-	(218,415)	-	(571,432)	-	(2,262)	-	(11,150,276)
Profit share	-	(2,890)	-	(636)	-	(5,699)	-	-	-	-	-	(9,225)
PARTNERS’ CAPITAL
— December 31, 2023	3,063,996	105,476,328	87,158.9000	7,114,188	4,701.2201	3,625,396	2,348.1019	4,559,744	3,218.3931	90,125	92.9304	123,929,777

Capital contributions	-	-	-	-	-	200,000	118.6900	50,000	34.4923	163,450	158.4886	413,450
Capital withdrawals	(500,000)	(10,549,403)	(8,083.9143)	(398,438)	(243.3984)	(301,441)	(180.6614)	(717,288)	(467.2970)	(4,788)	(4.3295)	(12,471,358)
Net income	342,011	7,572,129	-	654,472	-	331,514	-	388,240	-	17,593	-	9,305,959
Profit share	-	(34,564)	-	(36,697)	-	(18,265)	-	(10,540)	-	-	-	(100,066)
PARTNERS’ CAPITAL
— December 31, 2024	$2,906,007	$102,464,490	79,074.9857	$7,333,525	4,457.8217	$3,837,204	2,286.1305	$4,270,156	2,785.5884	$266,380	247.0895	$121,077,762

NET ASSET VALUE PER
UNIT — December 31, 2023		$1,210.16		$1,513.26		$1,543.97		$1,416.78		$969.81

NET ASSET VALUE PER
UNIT — December 31, 2024		$1,295.79		$1,645.09		$1,678.47		$1,532.95		$1,078.07

See notes to financial statements within this report and the report of Millburn Multi-Markets Trading L.P. attached in Section II.
(1) Series E commenced operations on March 1, 2023.

MILLBURN MULTI-MARKETS FUND L.P.

STATEMENT OF FINANCIAL HIGHLIGHTS

YEAR ENDED DECEMBER 31, 2024

The following information presents per unit operating performance data for each series for the year ended December 31, 2024.

Per Unit Performance
(For a Unit Outstanding Throughout the Year)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of year	$1,210.16	$1,513.26	$1,543.97	$1,416.78	$969.81
GAIN ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	10.56	46.01	46.91	31.48	48.22
Total trading and investing gains (1)	75.49	93.69	95.27	88.15	60.04
Net income before profit share allocation from the Master Fund	86.05	139.70	142.18	119.63	108.26
Less profit share allocation from the Master Fund (1) (4)	0.42	7.87	7.68	3.46	-

Net income after profit share allocation from the Master Fund	85.63	131.83	134.50	116.17	108.26

NET ASSET VALUE PER UNIT — End of year	$1,295.79	$1,645.09	$1,678.47	$1,532.95	$1,078.07

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND	7.11%	9.19%	9.17%	8.43%	11.16%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (4)	0.03	0.48	0.46	0.23	-

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND	7.08%	8.71%	8.71%	8.20%	11.16%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (2)	4.19%	2.19%	2.19%	2.94%	0.43%
Profit share allocation from Master Fund (4)	0.03	0.48	0.46	0.23	-

Total expenses	4.22%	2.67%	2.65%	3.17%	0.43%

Net investment income (2) (3)	0.81%	2.81%	2.81%	2.06%	4.53%

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

MILLBURN MULTI-MARKETS FUND L.P.

STATEMENT OF FINANCIAL HIGHLIGHTS

YEAR ENDED DECEMBER 31, 2023

The following information presents per unit operating performance data for each series for the year ended December 31, 2023.

Per Unit Performance
(For a Unit Outstanding Throughout the Year)	Series A	Series B	Series C	Series D	Series E (5)

NET ASSET VALUE PER UNIT — Beginning of year	$1,318.83	$1,616.59	$1,649.39	$1,524.86	$1,000.00
GAIN (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	2.42	34.13	34.67	19.26	41.84
Total trading and investing losses (1)	(111.06)	(137.33)	(137.88)	(127.34)	(72.03)
Net loss before profit share allocation from the Master Fund	(108.64)	(103.20)	(103.21)	(108.08)	(30.19)
Less profit share allocation from the Master Fund (1) (4)	0.03	0.13	2.21	-	-

Net loss after profit share allocation from the Master Fund	(108.67)	(103.33)	(105.42)	(108.08)	(30.19)

NET ASSET VALUE PER UNIT — End of year	$1,210.16	$1,513.26	$1,543.97	$1,416.78	$969.81

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND	(8.24)%	(6.38)%	(6.25)%	(7.09)%	(3.02)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (4)	0.00	0.01	0.14	-	-

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND	(8.24)%	(6.39)%	(6.39)%	(7.09)%	(3.02)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (2)	4.19%	2.19%	2.19%	2.93%	0.45%
Profit share allocation from Master Fund (4)	0.00	0.01	0.14	-	-

Total expenses	4.19%	2.20%	2.33%	2.93%	0.45%

Net investment income (2) (3) (6)	0.19%	2.19%	2.18%	1.32%	4.22%

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

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

The Partnership operates as a single operating segment. The Partnership’s income, expenses, assets, and performance are regularly monitored and assessed as a whole by the General Partner, using the information presented in the ﬁnancial statements and ﬁnancial highlights.

Subsequent to the issuance of the 2023 financial statements, the Partnership determined that Brokerage Commissions in the amount of $551,553, for the year ended December 31, 2023, which were previously reported in Expenses in the Statement of Operations, should have been presented as a component of Realized and Unrealized Gains (Losses) in the Statement of Operations. As a result, Brokerage Commissions for the year ended December 31, 2023, are now reported within Realized and Unrealized Gains (Losses) instead of Expenses on the Statement of Operations and Statement of Financial Highlights in the accompanying financial statements. There was no impact on the amount previously reported for Net Assets at December 31, 2023.

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

Cash and Cash Equivalents — Cash includes cash held at JP Morgan Chase Bank, N.A. Cash equivalents includes investments in a JPMorgan 100% U.S. Treasury Securities Money Market Fund, that is readily convertible to cash and has an original maturity of 90 days or less.

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

3.      INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

During the years ended December 31, 2024 and 2023, the Partnership invested substantially all of its assets in Millburn Multi-Markets Trading L.P. At December 31, 2024 and 2023, the Partnership’s investment in the Master Fund represents 28.05% and 29.87%, respectively, of total partners’ capital of the Master Fund.

As the Partnership’s sole investing activity during the years ended December 31, 2024 and 2023 consisted of its investment in the Master Fund, all amounts reflected in the Statements of Operations represent the Partnership’s allocated amount of each item of income and expense from the Master Fund.

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

4.      MANAGEMENT FEES, SELLING COMMISSIONS, PLATFORM FEES AND PROFIT SHARE

Each Series of Units are allocated management fees at a fixed rate of 0.146% per month of net asset value (1.75% per annum) of a limited partner’s interest and a 20% profit share. Such management fees and profit share are allocated to the limited partners of the Partnership but charged at the Master Fund level. For the years ended December 31, 2024 and 2023, the Partnership incurred Partnership-level management fees of $2,163,045 and $2,279,482, respectively. These amounts are included in the Statements of Operations under “Management fees.” The management fee and profit share are described in more detail in the Master Fund’s financial statements included in Section II of this annual report.

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

The amended terms of the Series issued by the Partnership are: 1) Series A Units which, in addition to the management fees and profit share allocable to the General Partner, are subject to selling commissions payable to Selling Agents equal to 1/12 of 2% (2% per annum) based on the month-end Net Asset Value of such Series investment; 2) Series B Units and Series C Units, each have the same terms, are subject to management fees and profit share allocable to the General Partner and are not subject to any fees payable to Selling Agents; 3) Series D Units which, in addition to the management fees and profit share allocable to the General Partner, are subject to selling commissions payable to Selling Agents equal to 1/12 of 0.75% (0.75% per annum) based on the month-end Net Asset Value of such Series investment; and 4) Series E Units are not subject to a management fee or any fees payable to Selling Agents and the General Partner will not receive a profit share with respect to Series E Units. For the years ended December 31, 2024 and 2023, there were no Platform Fees. Selling Commissions were as follows:

	Selling Commissions
	2024	2023

Series A Units	$2,134,534	$2,238,938
Series D Units	34,851	45,918
	$2,169,385	$2,284,856

Amounts were charged at the Master Fund level and allocated to applicable Partnership investors only. No amounts were allocated to Series B and Series C Units.

5.      OPERATING EXPENSES

Operating expenses of the Partnership include, but are not limited to, legal fees, accounting fees and filing fees. Total operating expenses of the Partnership (including its pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end net asset value. For the year ended December 31, 2024, the Partnership incurred Partnership-level administrative expenses of $321,170 and a pro-rata share of master expenses of $202,067, totaling $523,237. For the year ended December 31, 2023, the Partnership incurred Partnership-level administrative expenses of $369,156 and a pro-rata share of master expenses of $188,780, totaling $557,936. These amounts are included in the Statements of Operations under “Operating expenses.”

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

8.      ADMINISTRATOR AGREEMENT

The Partnership and the Master Fund have engaged SS&C Technologies, Inc. (legal successor to SS&C (USA) Inc.) to provide certain administrative services for the Funds including, but not limited to, maintaining the books and records of the Funds and calculation of the Funds’ Net Asset Value.

9.      FINANCIAL HIGHLIGHTS

The computation of such ratios based on the amount of expenses and profit share allocation assessed to an individual partner’s capital account may vary from these ratios based on the timing of capital transactions. An individual partner’s returns may vary from these returns based on the timing of capital transactions.

10.    SUBSEQUENT EVENTS

On January 29, 2025, the owners of the General Partner transferred their shares to a newly formed Subchapter S holding company, Millburn Capital LLC ("Millburn Capital"). As a result of this transfer, Millburn Capital owns 100% of the General Partner, and the existing General Partner shareholders indirectly own the General Partner in the same percentages as prior to the restructuring.

On January 30, 2025, the General Partner converted to a limited liability company by the name of Millburn Ridgefield LLC ("MRLLC"). All contact and other information remain the same. All contracts and agreements in the name of the General Partner will automatically be assigned to MRLLC and MRLLC will assume all rights and obligations of the General Partner.

During the period from January 1, 2025 to March 21, 2025, withdrawals of $4,584,911 were made from the Partnership. The General Partner has performed its evaluation of subsequent events through March 21, 2025, the date the financial statements were issued. Based on such evaluation, no further events were discovered that required adjustment to or disclosure in the financial statements.

******

SECTION II

Millburn Multi-Markets

Trading L.P.

(A Delaware Limited Partnership)

Financial Statements as of and for the Years Ended December 31,
2024 and 2023, and Independent Auditor’s Report

MILLBURN MULTI-MARKETS TRADING L.P.

TABLE OF CONTENTS
Page(s)
AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION
INDEPENDENT AUDITOR’S REPORT	1
FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023:
Statements of Financial Condition	2
Condensed Schedules of Investments	3–6
Statements of Operations	7
Statements of Changes in Partners’ Capital	8
Statements of Financial Highlights	9–10
Notes to Financial Statements	11–29

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the Statements of Financial Condition of Millburn Multi-Markets Trading L.P., including the Condensed Schedules of Investments, as of December 31, 2024 and 2023, and the related Statements of Operations, Changes in Partners’ Capital and Financial Highlights for each of the two years in the period ended December 31, 2024, are complete and accurate.

Gregg Buckbinder, President

Millburn Ridgefield Corporation
General Partner of Millburn Multi-Markets Trading L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

To the Partners of Millburn Multi-Markets Trading L.P.:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Millburn Multi-Markets Trading L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2024 and 2023, the related statements of operations, changes in partners’ capital, and financial highlights for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations, changes in its partners’ capital, and financial highlights for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

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

March 21, 2025

We have served as the auditor of one or more Millburn Ridgefield Corporation investment companies since 2004.

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2024 AND 2023

ASSETS	December 31, 2024	December 31, 2023

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$72,229,741 and $82,787,620)	$72,309,121	$82,759,250
Net unrealized appreciation on open futures and forward currency contracts	3,173,807	388,051
Due from brokers, net	8,923,069	6,533,080
Cash denominated in foreign currencies (cost $3,958,254 and $3,016,827)	3,872,962	3,078,059

Total equity in trading accounts	88,278,959	92,758,440

INVESTMENTS IN U.S. TREASURY NOTES — at fair value
(amortized cost $316,308,299 and $308,685,279)	316,602,736	309,001,616

CASH AND CASH EQUIVALENTS	30,348,123	18,967,049

ACCRUED INTEREST RECEIVABLE	2,489,162	2,684,345

OTHER ASSETS	169	187

TOTAL	$437,719,149	$423,411,637

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$661,510	$4,923,631
Subscriptions received in advance	90,000	130,000
Capital withdrawal payable to Limited Partners	2,285,933	2,364,950
Capital withdrawal payable to General Partner	1,710,536	257,741
Management fee payable	490,324	390,360
Selling commissions payable	174,164	178,816
Accrued expenses	242,262	232,073
Due to brokers, net	320,982	-
Commissions and other trading fees on open futures contracts	37,084	34,086

Total liabilities	6,012,795	8,511,657

PARTNERS’ CAPITAL	431,706,354	414,899,980

TOTAL	$437,719,149	$423,411,637

See notes to financial statements

MILLBURN MULTI-MARKETS TRADING L.P.

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2024

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.03)%	$(118,694)
Energies	0.50	2,179,167
Interest rates	(0.11)	(474,654)
Livestock	0.00	3,270
Metals	(0.50)	(2,163,747)
Softs	0.06	279,838
Stock indices	(0.27)	(1,198,465)

Total long futures contracts	(0.35)	(1,493,285)

Short futures contracts:
Currencies	0.12	507,566
Energies	(0.06)	(271,922)
Grains	(0.09)	(394,125)
Interest rates:
5 Year U.S. Treasury Note (885 contracts, settlement date March 2025)	0.02	99,062
30 Year U.S. Treasury Bond (49 contracts, settlement date September 2024)	0.00
Other interest rates	(0.03)	(124,167)

Total interest rates	(0.01)	(25,105)

Livestock	0.00	1,210
Metals	0.32	1,366,790
Softs	0.05	219,073
Stock indices	0.15	651,772

Total short futures contracts	0.48	2,055,259

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.13	561,974

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(2.18)	(9,422,549)
Total short forward currency contracts	2.63	11,372,872

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.45	1,950,323

TOTAL	0.58%	$2,512,297

		(Continued)

MILLBURN MULTI-MARKETS TRADING L.P.

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2024

U.S. TREASURY NOTES
		Fair Value
		as a % of
		Partners'
Face Amount	Description	Capital	Fair Value

$127,770,000	U.S. Treasury notes, 2.000%, 02/15/2025	29.51%	$127,410,647
129,330,000	U.S. Treasury notes, 2.125%, 05/15/2025	29.73	128,327,187
135,020,000	U.S. Treasury notes, 2.000%, 08/15/2025	30.85	133,174,023
	Total investments in U.S. Treasury notes
	(amortized cost $388,538,040)	90.09%	$388,911,857

See notes to financial statements.			(Concluded)

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

		(Continued)

MILLBURN MULTI-MARKETS TRADING L.P.

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2023

U.S. TREASURY NOTES
		Fair Value
		as a % of
		Partners'
Face Amount	Description	Capital	Fair Value

$105,680,000	U.S. Treasury notes, 2.750%, 02/15/2024	25.39%	$105,345,622
101,530,000	U.S. Treasury notes, 2.500%, 05/15/2024	24.23	100,544,445
99,490,000	U.S. Treasury notes, 2.375%, 08/15/2024	23.59	97,867,458
90,020,000	U.S. Treasury notes, 2.250%, 11/15/2024	21.21	88,003,341
	Total investments in U.S. Treasury notes
	(amortized cost $391,472,899)	94.42%	$391,760,866

See notes to financial statements.			(Concluded)

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

INVESTMENT INCOME — Interest income, net	$21,479,742	$19,349,529

EXPENSES:
Management fees	5,924,187	5,053,634
Selling commissions	2,169,408	2,284,878
Operating expenses	1,122,723	1,181,989
Custody fees and other expenses	76,855	79,703

Total expenses	9,293,173	8,600,204

NET INVESTMENT INCOME	12,186,569	10,749,325

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	22,746,337	(9,226,084)
Brokerage commissions	(1,784,423)	(1,826,847)
Foreign exchange transaction	(606,833)	(771,586)
Net change in unrealized:
Futures and forward currency contracts	7,047,877	(27,221,282)
Foreign exchange translation	(146,524)	237,371
Net gains (losses) from U.S. Treasury notes:
Realized	(24,430)	(221,890)
Net change in unrealized	85,850	2,495,202

Total net realized and unrealized gains (losses)	27,317,854	(36,535,116)

NET INCOME (LOSS)	39,504,423	(25,785,791)

LESS PROFIT SHARE TO GENERAL PARTNER	1,743,620	280,525

NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$37,760,803	$(26,066,316)

See notes to financial statements.

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2024 AND 2023

		New Profit
	Limited	Memo	General
	Partners	Account	Partner	Total

PARTNERS’ CAPITAL —
January 1, 2023	$454,468,058	$-	$1,252,132	$455,720,190

Contributions	136,115,716	-	-	136,115,716
Withdrawals	(150,892,394)	-	(257,741)	(151,150,135)
Net loss	(25,706,995)	(22,784)	(56,012)	(25,785,791)
General Partner’s allocation —
profit share	(280,525)	280,525	-	-
Transfer of New Profit Memo
Account to General Partner	-	(257,741)	257,741	-
PARTNERS’ CAPITAL —
December 31, 2023	413,703,860	-	1,196,120	414,899,980

Contributions	41,319,050	-	-	41,319,050
Withdrawals	(62,306,563)	-	(1,710,536)	(64,017,099)
Net income (loss)	39,400,583	(33,084)	136,924	39,504,423
General Partner’s allocation —
profit share	(1,743,620)	1,743,620	-	-
Transfer of New Profit Memo
Account to General Partner	-	(1,710,536)	1,710,536	-
PARTNERS’ CAPITAL —
December 31, 2024	$430,373,310	$-	$1,333,044	$431,706,354

See notes to financial statements.

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENTS OF FINANCIAL HIGHLIGHTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	2024	2023

Total return before General Partner profit share allocation	9.47%	(6.13)%
Less: General Partner profit share allocation	0.55	-

Total return after General Partner profit share allocation	8.92%	(6.13)%

Ratios to average net asset value:
Expenses (1) (2)	1.94%	1.92%
General Partner profit share allocation	0.55	-

Total expenses (1)	2.49%	1.92%

Net investment income (1) (2)	3.05%	2.48%

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
(2) Excludes General Partner profit share allocation.

See notes to financial statements

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENTS OF FINANCIAL HIGHLIGHTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

The following information presents financial highlights of Limited Partners as a whole.

	2024	2023

Total return before General Partner profit share allocation	9.07%	(6.00)%
Less: General Partner profit share allocation	0.41	0.06

Total return after General Partner profit share allocation	8.66%	(6.06)%

Ratios to average net asset value:
Expenses (1) (2)	2.17%	1.96%
General Partner profit share allocation	0.41	0.06

Total expenses (1)	2.58%	2.02%

Net investment income (1) (2)	2.81%	2.44%

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
YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

The Partnership operates as a single operating segment. The Partnership’s income, expenses, assets, and performance are regularly monitored and assessed as a whole by the General Partner, using the information presented in the ﬁnancial statements and ﬁnancial highlights.

Subsequent to the issuance of the 2023 financial statements, the Partnership determined that Brokerage Commissions in the amount of $1,826,847 for the year ended December 31, 2023, which were previously reported in Expenses in the Statement of Operations, should have been presented as a component of Realized and Unrealized Gains (Losses) in the Statement of Operations. As a result, Brokerage Commissions for the year ended December 31, 2023, are now reported within Realized and Unrealized Gains (Losses) instead of Expenses on the Statement of Operations, and are excluded from the Ratios To Average Net Asset Value related to Expenses and Net investment income in the accompanying financial statements. There was no impact to the total amount previously reported for Net Income (Loss) After Profit Share to General Partner for year ended December 31, 2023, and there was no impact on the amount previously reported for Net Assets at December 31, 2023.

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

Cash and Cash Equivalents — Cash includes cash held at JP Morgan Chase Bank, N.A. Cash equivalents includes investments in a JPMorgan 100% U.S. Treasury Securities Money Market Fund, that is readily convertible to cash and has an original maturity of 90 days or less.

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

Management Fees — The Agreement provides that the Partnership shall charge the limited partners’ capital accounts and pay the General Partner management fees at a fixed rate of 0.146% per month of net asset value (1.75% per annum) of limited partnership interests. The General Partner retains the right to charge less than the annual management fee rate except as specified in the Agreement. Management fees for the years ended December 31, 2024 and 2023 were as follows:

	Management Fees

	2024	2023

U.S. Feeder	$2,163,045	$2,279,482
Cayman Feeder	3,597,240	2,576,924
Other (1)	163,902	197,228
Total	$5,924,187	$5,053,634

(1) Direct investors in the Partnership

Selling Commissions — The U.S. Feeder has issued Units to its investors that are subject to selling commissions of 2% per annum. On March 1, 2012, the Cayman Feeder began offering shares that are subject to selling commissions of 2% per annum. These selling commissions are charged at the Partnership level but are allocated only to the applicable U.S. and Cayman Feeder investors. For the years ended December 31, 2024 and 2023, selling commissions were as follows:

	Selling Commissions

	2024	2023

U.S. Feeder	$2,169,385	$2,284,856
Cayman Feeder	23	22
Total	$2,169,408	$2,284,878

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

The U.S. Feeder bears its own expenses including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the U.S. Feeder (including their pro-rata share of Partnership expenses) are not expected to exceed 1/2 of 1% per annum of the U.S. Feeder’s average month-end partners’ capital. For the years ended December 31, 2024 and 2023, such operating expenses did not exceed 1/2 of 1% per annum of the U.S. Feeder’s average month-end partners’ capital.

Operating expenses related to the Partnership are charged pro-rata to all investors. Operating expenses related to the U.S. Feeder and Cayman Feeder are charged at the Partnership level and allocated only to those respective investors.

For the years ended December 31, 2024 and 2023, operating expenses were as follows:

	Operating Expenses

	2024	2023

Partnership	$682,268	$621,779
U.S. Feeder	321,170	369,156
Cayman Feeder	119,285	191,054
Total	$1,122,723	$1,181,989

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2021 to 2024, the General Partner has determined that no reserves for uncertain tax positions were required.

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

The following table represents the Partnership’s investments by hierarchical level as of December 31, 2024 and 2023 in valuing the Partnership’s investments at fair value. As of and during the years ended December 31, 2024 and 2023, the Partnership held no assets or liabilities classified in Level 3.

Financial assets and liabilities at fair value as of December 31, 2024
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$388,911,857	$-	$388,911,857

Short-Term Money Market Fund*	30,098,123	-	30,098,123
Exchange-traded futures contracts
Currencies	388,872	-	388,872
Energies	1,907,245	-	1,907,245
Grains	(394,125)	-	(394,125)
Interest rates	(499,759)	-	(499,759)
Livestock	4,480	-	4,480
Metals	(796,957)	-	(796,957)
Softs	498,911	-	498,911
Stock indices	(546,693)	-	(546,693)

Total exchange-traded futures contracts	561,974	-	561,974

Over-the-counter forward currency contracts	-	1,950,323	1,950,323

Total futures and forward currency contracts (2)	561,974	1,950,323	2,512,297

Total financial assets and liabilities at fair value	$419,571,954	$1,950,323	$421,522,277

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$72,309,121
Investments in U.S. Treasury notes held in custody			316,602,736
Total investments in U.S. Treasury notes			$388,911,857

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,173,807
Net unrealized depreciation on open futures and forward currency contracts			(661,510)
Total net unrealized appreciation on open futures and forward currency contracts			$2,512,297

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2023
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$391,760,866	$-	$391,760,866

Short-Term Money Market Fund*	18,717,049	-	18,717,049
Exchange-traded futures contracts
Currencies	(196,774)	-	(196,774)
Energies	(3,062,691)	-	(3,062,691)
Grains	309,433	-	309,433
Interest rates	(1,339,320)	-	(1,339,320)
Livestock	(6,150)	-	(6,150)
Metals	(72,785)	-	(72,785)
Softs	547,547	-	547,547
Stock indices	898,582	-	898,582

Total exchange-traded futures contracts	(2,922,158)	-	(2,922,158)

Over-the-counter forward currency contracts	-	(1,613,422)	(1,613,422)

Total futures and forward currency contracts (2)	(2,922,158)	(1,613,422)	(4,535,580)

Total financial assets and liabilities at fair value	$407,555,757	$(1,613,422)	$405,942,335

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$82,759,250
Investments in U.S. Treasury notes			309,001,616
Total investments in U.S. Treasury notes			$391,760,866

(2)
Net unrealized appreciation on open futures and forward currency contracts			$388,051
Net unrealized depreciation on open futures and forward currency contracts			(4,923,631)
Total net unrealized depreciation on open futures and forward currency contracts			$(4,535,580)

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

3.   ADMINISTRATOR AGREEMENT

The Partnership, U.S. Feeder, and Cayman Feeder (collectively, the “Funds”) have engaged SS&C Technologies, Inc. and SS&C Fund Services (Cayman) Ltd. (collectively, the “Administrator”, legal successors to SS&C (USA) Inc.) to provide certain administrative services for the Funds, including, but not limited to, maintaining the books and records of the Funds and valuation of the Funds’ Net Asset Value.

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

Profit share allocation for the years ended December 31, 2024 and 2023 were as follows:

	Profit Share

	2024	2023

U.S. Feeder	$100,066	$9,225
Cayman Feeder	1,305,004	255,953
Other (1)	338,550	15,347
Total	$1,743,620	$280,525

(1) Direct investors in the Partnership

5.   DUE FROM/TO BROKERS

At December 31, 2024 and 2023, due from and due to brokers balances, if any, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from brokers balance also includes cash held as collateral at Bank of America, N.A.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of OTC transactions, the Partnership must rely solely on the credit of the individual counterparties. The contract amounts of the forward currency and futures contracts do not represent the Partnership’s risk of loss due to counterparty nonperformance. The Partnership’s exposure to credit risk associated with counterparty nonperformance of these forward currency contracts is limited to the unrealized gains inherent in such contracts which are recognized in the Statements of Financial Condition plus the value of margin or collateral held in cash and U.S. Treasury Notes by the counterparty. The amount of such credit risk was $42,358,701 and $44,786,673 at December 31, 2024 and 2023, respectively.

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

The Partnership is subject to sovereign risk such as the risk of restrictions being imposed by foreign governments on the repatriation of cash and the effects of political or economic uncertainties. Net unrealized appreciation (depreciation) on futures and forward currency contracts are denominated in the Partnership’s functional currency (U.S. Dollar). Cash settlement of futures and forward currency contracts is made in the local currency (settlement currency) and then translated to U.S. Dollars. Net unrealized appreciation (depreciation) on futures and forward currency contracts at December 31, 2024 and 2023, by settlement currency type, denominated in U.S. Dollars, is detailed below:

	As of December 31,
	2024		2023
	Total Net		Total Net
	Unrealized		Unrealized
	Appreciation	Percent	Appreciation	Percent
Currency Type	(Depreciation)	of Total	(Depreciation)	of Total

Australian dollar	$(14,540)	(0.58)%	$(150,030)	3.31%
Brazilian real	637,296	25.37	53,254	(1.17)
British pound	(85,205)	(3.39)	134,306	(2.96)
Canadian dollar	65,524	2.61	49,802	(1.10)
Euro	(191,742)	(7.63)	(552,639)	12.18
Hong Kong dollar	(38,780)	(1.54)	(6,530)	0.14
Japanese yen	(514,765)	(20.49)	26,731	(0.59)
Korean won	(643)	(0.03)	306,931	(6.77)
Malaysian ringgit	20,786	0.83	(13,231)	0.29
Singapore dollar	(18,520)	(0.74)	35,680	(0.79)
South African rand	(27,755)	(1.10)	(693)	0.02
Thai baht	1,364	0.05	(14,623)	0.32
U.S. dollar	2,679,277	106.64	(4,404,538)	97.12

Total	$2,512,297	100.00%	$(4,535,580)	100.00%

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

The Partnership engages in the speculative trading of futures and forward contracts on agricultural commodities, currencies, energies, interest rates, metals, and stock indices. The following were the primary trading risk exposures of the Partnership at December 31, 2024 and 2023, by market sector:

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

The following table presents the fair value of open futures and forward currency contracts, held long or sold short, at December 31, 2024 and 2023. Fair value, below, is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at December 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$-	$(118,694)	$511,079	$(3,513)	$388,872
Energies	2,202,407	(23,240)	383	(272,305)	1,907,245
Grains	-	-	101,118	(495,243)	(394,125)
Interest rates	82,166	(556,820)	930,311	(955,416)	(499,759)
Livestock	3,270	-	1,210	-	4,480
Metals	138,343	(2,302,090)	1,429,240	(62,450)	(796,957)
Softs	338,426	(58,588)	220,248	(1,175)	498,911
Stock indices	261,314	(1,459,779)	728,726	(76,954)	(546,693)
Total futures contracts	3,025,926	(4,519,211)	3,922,315	(1,867,056)	561,974

Forward currency contracts	64,781	(9,487,330)	11,458,137	(85,265)	1,950,323

Total futures and forward currency contracts	$3,090,707	$(14,006,541)	$15,380,452	$(1,952,321)	$2,512,297

Fair Value of Futures and Forward Currency Contracts at December 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$27,753	$(41,166)	$14,145	$(197,506)	$(196,774)
Energies	-	(1,954,311)	235,427	(1,343,807)	(3,062,691)
Grains	-	-	593,133	(283,700)	309,433
Interest rates	2,570,886	(266,633)	321,540	(3,965,113)	(1,339,320)
Livestock	-	(10,480)	4,330	-	(6,150)
Metals	2,220,102	(244,208)	254,665	(2,303,344)	(72,785)
Softs	-	(51,788)	617,612	(18,277)	547,547
Stock indices	753,414	(195,411)	387,967	(47,388)	898,582
Total futures contracts	5,572,155	(2,763,997)	2,428,819	(8,159,135)	(2,922,158)

Forward currency contracts	9,695,517	(398,117)	409,647	(11,320,469)	(1,613,422)

Total futures and forward currency contracts	$15,267,672	$(3,162,114)	$2,838,466	$(19,479,604)	$(4,535,580)

The effect of trading futures and forward currency contracts is presented on the Statements of Operations for the years ended December 31, 2024 and 2023 as “Net realized gains on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the years ended December 31, 2024 and 2023

Sector	2024	2023

Futures contracts:
Currencies	$3,938,862	$856,989
Energies	(12,625,156)	(17,234,199)
Grains	5,404,039	(42,933)
Interest rates	11,334,929	(19,049,633)
Livestock	(603,160)	156,200
Metals	(3,681,496)	(1,843,149)
Softs	(162,417)	(325,387)
Stock indices	18,864,581	5,263,962

Total futures contracts	22,470,182	(32,218,150)

Forward currency contracts	7,324,032	(4,229,216)

Total futures and forward currency contracts	$29,794,214	$(36,447,366)

For the years ended December 31, 2024 and 2023, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2024	2023

Average bought	58,552	61,854
Average sold	59,787	60,740
Average notional (in billions)	$3.8	$3.5

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

The following tables summarize the valuation of the Partnership’s investments as of December 31, 2024 and 2023.

Offsetting of derivative assets and liabilities at December 31, 2024
		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$1,261,539	$(776,307)	$485,232
Counterparty J	1,081,253	(343,001)	738,252
Total futures contracts	2,342,792	(1,119,308)	1,223,484

Forward currency contracts
Counterparty G	5,148,779	(3,996,075)	1,152,704
Counterparty K	6,374,139	(5,576,520)	797,619
Total forward currency contracts	11,522,918	(9,572,595)	1,950,323

Total assets	$13,865,710	$(10,691,903)	$3,173,807

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statements of	the Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Futures contracts
Counterparty L	$5,266,959	$(4,605,449)	$661,510
Total liabilities	$5,266,959	$(4,605,449)	$661,510

(Continued)

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$485,232	$-	$(485,232)	$-
Counterparty J	738,252	-	(738,252)	-
Counterparty G	1,152,704	-	-	1,152,704
Counterparty K	797,619	-	-	797,619
Total	$3,173,807	$-	$(1,223,484)	$1,950,323

		Amounts Not Offset in the Statements of Financial Condition

	Net amounts of
	Liabilities
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty L	$661,510	$-	$661,510	$-
Total	$661,510	$-	$661,510	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2024.
(4) Net amount represents the amounts owed by the Master Fund to each counterparty as of December 31, 2024.

(Concluded)

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

(Continued)

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

9.   INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The U.S. Feeder and Cayman Feeder invest substantially all of their assets in the Partnership. For the years ended December 31, 2024 and 2023, respective ownership percentages of the Partnership are detailed below:

	2024	2023

U.S. Feeder	28.05%	29.87%
Cayman Feeder	54.87	54.29

Total	82.92%	84.16%

The remaining interests are held by direct investors in the Partnership.

The capital withdrawals payable at December 31, 2024 and 2023 were $3,996,469 and $2,622,691, respectively, detailed below.

	2024	2023

Direct investors (1)	$2,350,598	$257,741
U.S. Feeder	1,395,871	153,125
Cayman Feeder	250,000	2,211,825

Total	$3,996,469	$2,622,691

(1) Includes profit share to the General Partner of $1,710,536 and a limited partner redemption of $640,062, totaling $2,350,598 at December 31, 2024. Includes profit share to the General Partner of $257,741 at December 31, 2023.

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

10.   SUBSEQUENT EVENTS

On January 29, 2025, the owners of the General Partner transferred their shares to a newly formed Subchapter S holding company, Millburn Capital LLC ("Millburn Capital"). As a result of this transfer, Millburn Capital owns 100% of the General Partner, and the existing General Partner shareholders indirectly own the General Partner in the same percentages as prior to the restructuring.

On January 30, 2025, the General Partner converted to a limited liability company by the name of Millburn Ridgefield LLC ("MRLLC"). All contact and other information remain the same. All contracts and agreements in the name of the General Partner will automatically be assigned to MRLLC and MRLLC will assume all rights and obligations of the General Partner.

During the period from January 1, 2025 to March 21, 2025, withdrawals of $5,279,262 were made from the Partnership. The General Partner has performed its evaluation of subsequent events through March 21, 2025, the date the financial statements were issued. Based on such evaluation, no further events were discovered that required adjustment to or disclosure in the financial statements.

29