Form 10-Q
period 2025-03-31
Millburn Multi-Markets Fund L.P.
filed 2025-05-14
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2025

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

c/o MILLBURN RIDGEFIELD LLC

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
As of and for the three months ended March 31, 2025 and 2024 (unaudited)

Statements of Financial Condition (a)	1
Statements of Operations (b)	2
Statements of Changes in Partners' Capital (b)	3
Statements of Financial Highlights (b)	5
Notes to Financial Statements	7

(a) At March 31, 2025 (unaudited) and December 31, 2024

(b) For the three months ended March 31, 2025 and 2024 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

ASSETS	March 31, 2025
	(unaudited)	December 31, 2024
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$116,121,737	$121,077,762
Due from the Master Fund	160,574	1,395,871
Cash and cash equivalents	-	56,701

Total assets	$116,282,311	$122,530,334

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$-	$56,701
Capital withdrawals payable to Limited Partners	160,574	895,871
Capital withdrawal payable to General Partner	-	500,000

Total liabilities	160,574	1,452,572

PARTNERS’ CAPITAL:
General Partner	2,917,386	2,906,007

Limited partners:
Series A (76,299.0352 and 79,074.9857 units outstanding)	98,328,535	102,464,490
Series B (4,217.5298 and 4,457.8217 units outstanding)	6,934,689	7,333,525
Series C (2,357.5903 and 2,286.1305 units outstanding)	3,955,131	3,837,204
Series D (2,363.8972 and 2,785.5884 units outstanding)	3,615,251	4,270,156
Series E (342.5541 and 247.0895 units outstanding)	370,745	266,380

Total limited partners	113,204,351	118,171,755

Total partners’ capital	116,121,737	121,077,762

TOTAL	$116,282,311	$122,530,334

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,288.73	$1,295.79
Series B	$1,644.25	$1,645.09
Series C	$1,677.62	$1,678.47
Series D	$1,529.36	$1,532.95
Series E	$1,082.29	$1,078.07

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
INVESTMENT INCOME:
Interest income	$-	$330
Interest income, net (allocated from the Master Fund) (1)	1,316,812	1,619,199

Total interest income	1,316,812	1,619,529

EXPENSES:
Management fees (allocated from the Master Fund) (1)	506,425	549,627
Selling commissions and platform fees (allocated from the Master Fund) (1)	508,874	554,641
Administrative and operating expenses (allocated from the Master Fund) (1)	128,778	131,676
Custody fees and other expenses (allocated from the Master Fund) (1)	6,347	5,663

Total expenses	1,150,424	1,241,607

NET INVESTMENT INCOME	166,388	377,922

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	696,102	5,738,582
Brokerage commissions (allocated from the Master Fund) (1)	(103,716)	(140,380)
Foreign exchange transaction	(44,213)	(12,565)
Net change in unrealized:
Futures and forward currency contracts	(1,196,617)	2,689,067
Foreign exchange translation	18,626	(26,056)
Net gains (losses) from U.S. Treasury notes:
Realized	-	(4,999)
Net change in unrealized	(49,140)	(112,583)

Net realized and unrealized gains (losses)
allocated from the Master Fund	(678,958)	8,131,066

NET INCOME (LOSS)	(512,570)	8,508,988

LESS PROFIT SHARE ALLOCATION	1,277	16,675
TO THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$(513,847)	$8,492,313

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$(7.06)	$83.09
Series B	$(0.84)	$109.66
Series C	$(0.85)	$111.88
Series D	$(3.59)	$102.01
Series E	$4.22	$76.36

(1) The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.

See notes to financial statements (Unaudited)

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners' Capital (unaudited)
		For the three months ended March 31, 2025

		Limited Partners
	General
	Partner	Series A		Series B		Series C			Series D		Series E		Total
	Amount	Amount	Units	Amount	Units	Amount	Units		Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — January 1, 2025	$2,906,007	$102,464,490	79,074.9857	$7,333,525	4,457.8217	$3,837,204		2,286.1305	$4,270,156	2,785.5884	$266,380	247.0895	$121,077,762

Capital contributions	-	-	-	-	-	200,000		118.0838	-	-	103,492	95.4646	303,492
Capital withdrawals	-	(3,621,285)	(2,775.9505)	(395,668)	(240.2919)	(78,217)	-	(46.6240)	(650,500)	(421.6912)	-	-	(4,745,670)
Net income (loss) before profit share	11,379	(514,670)	-	(2,701)	-	(4,145)		-	(3,306)	-	873	-	(512,570)
Profit share	-	-	-	(467)	-	289		-	(1,099)	-	-	-	(1,277)
PARTNERS' CAPITAL —
March 31, 2025	$2,917,386	$98,328,535	76,299.0352	$6,934,689	4,217.5298	$3,955,131		2,357.5903	$3,615,251	2,363.8972	$370,745	342.5541	$116,121,737

Net Asset Value per Unit at
March 31, 2025			$1,288.73		$1,644.25			$1,677.62		$1,529.36		$1,082.29

See notes to financial statements (Unaudited)													(Continued)

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners' Capital (unaudited)
		For the three months ended March 31, 2024

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Series D		Series E		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS' CAPITAL — January 1, 2024	$3,063,996	$105,476,328	87,158.9000	$7,114,188	4,701.2201	$3,625,396	2,348.1019	$4,559,744	3,218.3931	$90,125	92.9304	$123,929,777

Capital contributions	-	-	-	-	-	-	-	50,000	34.4922	87,869	89.1689	137,869
Capital withdrawals	-	(3,597,104)	(2,868.6285)	(64,670)	(39.8480)	-	-	(310,525)	(204.3881)	-	-	(3,972,299)
Net income before profit share	241,206	7,129,565	-	526,560	-	268,336	-	330,809	-	12,512	-	8,508,988
Profit share	-	-	-	(11,046)	-	(5,629)	-	-	-	-	-	(16,675)
PARTNERS' CAPITAL —
March 31, 2024	$3,305,202	$109,008,789	84,290.2715	$7,565,032	4,661.3721	$3,888,103	2,348.1019	$4,630,028	3,048.4972	$ 190,506	182.0993	$128,587,660

Net Asset Value per Unit at
March 31, 2024			$1,293.25		$1,622.92		$1,655.85		$1,518.79		$1,046.17

See notes to financial statements (Unaudited)												(Concluded)

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended March 31, 2025

The following information presents per unit operating performance data for each series for the three months ended March 31, 2025.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,295.79	$1,645.09	$1,678.47	$1,532.95	$1,078.07

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	0.74	9.17	9.34	5.71	10.74
Total trading and investing losses (1)	(7.80)	(9.90)	(10.31)	(8.87)	(6.52)

Net income (loss) before profit share allocation from the Master Fund	(7.06)	(0.73)	(0.97)	(3.16)	4.22

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.11	(0.12)	0.43	0.00

Net income (loss) from operations after profit share allocation from the Master Fund	(7.06)	(0.84)	(0.85)	(3.59)	4.22

NET ASSET VALUE PER UNIT — End of period	$1,288.73	$1,644.25	$1,677.62	$1,529.36	$1,082.29

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(0.55)%	(0.04)%	(0.06)%	(0.20)%	0.39%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.01	(0.01)	0.03	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(0.55)%	(0.05)%	(0.05)%	(0.23)%	0.39%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.21%	2.21%	2.21%	2.96%	0.46%
Profit share allocation from the Master Fund (2) (6)	0.00	0.01	(0.01)	0.03	0.00

Total expenses	4.21%	2.22%	2.20%	2.99%	0.46%

Net investment income (3) (4) (5)	0.23%	2.22%	2.22%	1.49%	3.96%

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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended March 31, 2024

The following information presents per unit operating performance data for each series for the three months ended March 31, 2024.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,210.16	$1,513.26	$1,543.97	$1,416.78	$969.81

INCOME ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	2.72	11.39	11.62	7.84	11.85
Total trading and investing gains (1)	80.37	100.62	102.66	94.17	64.51

Net income before profit share allocation from the Master Fund	83.09	112.01	114.28	102.01	76.36

Less: profit share allocation from the Master Fund (1) (6)	0.00	2.35	2.40	0.00	0.00

Net income from operations after profit share allocation from the Master Fund	83.09	109.66	111.88	102.01	76.36

NET ASSET VALUE PER UNIT — End of period	$1,293.25	$1,622.92	$1,655.85	$1,518.79	$1,046.17

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	6.87%	7.40%	7.40%	7.20%	7.87%

LESS: PROFIT SHARE ALLOCATION TO THE MASTER FUND (2) (6)	0.00	0.15	0.15	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	6.87%	7.25%	7.25%	7.20%	7.87%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.18%	2.18%	2.18%	2.93%	0.43%
Profit share allocation from the Master Fund (2) (6)	0.00	0.15	0.15	0.00	0.00

Total expenses	4.18%	2.33%	2.33%	2.93%	0.43%

Net investment income (3) (4) (5)	0.85%	2.85%	2.85%	2.10%	4.58%

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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at March 31, 2025 (unaudited) and December 31, 2024 and the results of its operations for the three months ended March 31, 2025 and 2024 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2024 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2024 information has been derived from the audited financial statements as of December 31, 2024.

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

The Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2021 to 2024, Millburn Ridgefield LLC (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

Subsequent to the issuance of the financial statements for the quarter ended March 31, 2024, the Partnership determined that Brokerage Commissions in the amount of $140,380, for the quarter ended March 31, 2024, which were previously reported in Expenses in the Statement of Operations, should have been presented as a component of Realized and Unrealized Gains (Losses) in the Statement of Operations. As a result, Brokerage Commissions for the quarter ended March 31, 2024, are now reported within Realized and Unrealized Gains (Losses) instead of Expenses on the Statement of Operations and Statement of Financial Highlights in the accompanying financial statements. There was no impact on the amount previously reported for Net Assets at March 31, 2024.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2024.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2025 and December 31, 2024 was 27.12% and 28.05%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At March 31, 2025 and December 31, 2024, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C, Series D and Series E Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and average number of units during the period.

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from April 1, 2025 to May 14, 2025, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

Millburn Multi-Markets Trading L.P.
Financial statements
As of and for the three months ended March 31, 2025 and 2024 (unaudited)

Statements of Financial Condition (a)	10
Condensed Schedules of Investments (a)	11
Statements of Operations (b)	15
Statements of Changes in Partners' Capital (b)	16
Statements of Financial Highlights (b)	17
Notes to Financial Statements	19

(a) At March 31, 2025 (unaudited) and December 31, 2024

(b) For the three months ended March 31, 2025 and 2024 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	March 31, 2025
ASSETS	(unaudited)	December 31, 2024

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$76,722,558 and $72,229,741)	$76,749,673	$72,309,121
Net unrealized appreciation on open futures and forward currency contracts	3,623,928	3,173,807
Due from brokers, net	8,500,473	8,923,069
Cash denominated in foreign currencies (cost $3,161,749 and $3,958,254)	3,145,715	3,872,962

Total equity in trading accounts	92,019,789	88,278,959

INVESTMENTS IN U.S. TREASURY NOTES — at fair value
(amortized cost $318,183,429 and $316,308,299)	318,350,520	316,602,736

CASH AND CASH EQUIVALENTS	20,516,109	30,348,123

ACCRUED INTEREST RECEIVABLE	2,621,945	2,489,162

OTHER ASSETS	65	169

TOTAL	$433,508,428	$437,719,149

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$3,356,916	$661,510
Subscriptions received in advance	40,000	90,000
Capital withdrawal payable to Limited Partners	160,574	2,285,933
Capital withdrawal payable to General Partner	-	1,710,536
Management fee payable	480,841	490,324
Selling commissions payable	166,174	174,164
Accrued expenses	528,809	242,262
Due to brokers, net	602,263	320,982
Commissions and other trading fees on open futures contracts	22,695	37,084
Accrued profit share	41,723	-

Total liabilities	5,399,995	6,012,795

PARTNERS’ CAPITAL	428,108,433	431,706,354

TOTAL	$433,508,428	$437,719,149

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

March 31, 2025

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.01)%	$(45,285)
Energies	1.13	4,818,492
Grains	0.00	15,500
Interest rates:
2 Year U.S. Treasury Note (419 contracts, settlement date June 2025)	0.02	105,774
5 Year U.S. Treasury Note (238 contracts, settlement date June 2025)	0.01	35,578
10 Year U.S. Treasury Note (192 contracts, settlement date June 2025)	0.02	104,609
30 Year U.S. Treasury Bond (23 contracts, settlement date June 2025)	0.00	14,594
Other interest rates	0.39	1,641,610

Total interest rates	0.44	1,902,165

Livestock	0.00	20,040
Metals	0.08	329,618
Softs	(0.06)	(264,001)
Stock indices	(0.94)	(4,041,842)

Total long futures contracts	0.64	2,734,687

Short futures contracts:
Currencies	0.01	27,558
Energies	0.00	7,604
Grains	0.05	203,486
Interest rates	(0.23)	(982,207)
Livestock	0.00	750
Metals	0.19	812,973
Softs	0.00	(2,091)
Stock indices	0.00	9,150

Total short futures contracts	0.02	77,223

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.66	2,811,910

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.01	61,659
Total short forward currency contracts	(0.61)	(2,606,557)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	(0.60)	(2,544,898)

TOTAL	0.06%	$267,012

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

March 31, 2025

U.S. TREASURY NOTES
		Fair Value
		as a % of
		Partners'
Face Amount	Description	Capital	Fair Value

$126,830,000	U.S. Treasury notes, 2.125%, 05/15/2025	29.55%	$126,493,108
135,020,000	U.S. Treasury notes, 2.000%, 08/15/2025	31.27	133,880,769
136,270,000	U.S. Treasury notes, 2.250%, 11/15/2025	31.47	134,726,316
	Total investments in U.S. Treasury notes
	(amortized cost $394,905,987)	92.29%	$395,100,193

See notes to financial statements (Unaudited)	(Concluded)

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

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2024

U.S. TREASURY NOTES
		Fair Value
		as a % of
		Partners'
Face Amount	Description	Capital	Fair Value

$127,770,000	U.S. Treasury notes, 2.000%, 02/15/2025	29.51%	$127,410,647
129,330,000	U.S. Treasury notes, 2.125%, 05/15/2025	29.73	128,327,187
135,020,000	U.S. Treasury notes, 2.000%, 08/15/2025	30.85	133,174,023
	Total investments in U.S. Treasury notes
	(amortized cost $388,538,040)	90.09%	$388,911,857

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (unaudited)

	For the three months ended
	March 31	March 31
	2025	2024
INVESTMENT INCOME — Interest income, net	$4,766,673	$5,487,101

EXPENSES:
Management fees	1,453,995	1,533,528
Selling commissions and platform fees	508,880	554,647
Administrative and operating expenses	286,548	281,380
Custody fees and other expenses	23,043	19,239
Total expenses	2,272,466	2,388,794

NET INVESTMENT INCOME	2,494,207	3,098,307

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	1,694,229	19,522,034
Brokerage commissions	(375,625)	(475,375)
Foreign exchange transaction	(162,179)	(42,967)
Net change in unrealized:
Futures and forward currency contracts	(2,245,285)	8,894,195
Foreign exchange translation	69,258	(87,955)
Net gains (losses) from U.S. Treasury notes
Realized	-	(17,008)
Net change in unrealized	(179,611)	(382,439)
Total net realized and unrealized gains (losses)	(1,199,213)	27,410,485

NET INCOME	1,294,994	30,508,792
LESS PROFIT SHARE TO GENERAL PARTNER	44,758	710,261
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$1,250,236	$29,798,531

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (unaudited)

For the three months ended March 31, 2025
	Limited Partners		New Profit Memo Account		General Partner		Total
PARTNERS' CAPITAL - January 1, 2025	$430,373,310		$-		$1,333,044		$431,706,354
Contributions	588,492		3,035		-		591,527
Withdrawals	(5,439,684)		-		-		(5,439,684)
Net income (loss) before profit share	1,288,885		(24)		6,133		1,294,994
General Partner's allocation - profit share	(44,758)		-		-		(44,758)
PARTNERS' CAPITAL- March 31, 2025	$426,766,245		$3,011		$1,339,177		$428,108,433

For the three months ended March 31, 2024
	Limited Partners		New Profit Memo Account		General Partner		Total
PARTNERS' CAPITAL - January 1, 2024	$413,703,860		$-		$1,196,120		$414,899,980
Contributions	1,162,869		3,260		-		1,166,129
Withdrawals	(5,264,646)		-		-		(5,264,646)
Net income before profit share	30,413,738		6		95,048		30,508,792
General Partner's allocation - profit share	(710,261)		-		-		(710,261)
PARTNERS' CAPITAL- March 31, 2024	$439,305,560	-	$3,266	-	$1,291,168	-	$440,599,994

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31	March 31
	2025	2024

Total return before General Partner profit share allocation (3)	0.03%	7.47%
Less: General Partner profit share allocation (3)	0.01	0.18

Total return after General Partner profit share allocation (3)	0.02%	7.29%

Ratios to average net asset value:
Expenses (1) (4)	1.93%	1.92%
General Partner profit share allocation (3)	0.01	0.18

Total expenses (1)	1.94%	2.10%

Net investment income (1) (2) (4)	2.58%	3.13%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1) Includes the Limited Partner's proportionate share of expenses allocated from the Master Fund's operations for the three months ended March 31, 2025 and 2024.
(2) Excludes General Partner profit share allocation and includes interest income.
(3) Not Annualized.
(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended
	March 31	March 31
	2025	2024

Total return before General Partner profit share allocation (3)	0.31%	7.38%
Less: General Partner profit share allocation (3)	0.01	0.16

Total return after General Partner profit share allocation (3)	0.30%	7.22%

Ratios to average net asset value:
Expenses (1) (4)	2.11%	2.22%
General Partner profit share allocation (3)	0.01	0.16

Total expenses (1)	2.12%	2.38%

Net investment income (1) (2) (4)	2.39%	2.83%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the Limited Partners' proportionate share of expenses allocated from the Master Fund's operations for the three months ended March 31, 2025 and 2024.
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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2025 (unaudited) and December 31, 2024 (audited) and the results of its operations for the three months ended March 31, 2025 and 2024 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2024 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2024 information has been derived from the audited financial statements as of December 31, 2024.

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

Subsequent to the issuance of the financial statements for the quarter ended March 31, 2024, the Partnership determined that Brokerage Commissions in the amount of $475,375 for the quarter ended March 31, 2024, which were previously reported in Expenses in the Statement of Operations, should have been presented as a component of Realized and Unrealized Gains (Losses) in the Statement of Operations. As a result, Brokerage Commissions for the quarter ended March 31, 2024, are now reported within Realized and Unrealized Gains (Losses) instead of Expenses on the Statement of Operations, and are excluded from the Ratios To Average Net Asset Value related to Expenses and Net investment income in the accompanying financial statements. There was no impact to the total amount previously reported for Net Income (Loss) After Profit Share to General Partner for quarter ended March 31, 2024, and there was no impact on the amount previously reported for Net Assets at March 31, 2024.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At March 31, 2025 and December 31, 2024, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	March 31,	December 31,
	2025	2024
Partnership	27.12%	28.05%
Cayman Feeder	55.59%	54.87%

Total	82.71%	82.92%

The capital withdrawals payable at March 31, 2025 and December 31, 2024 were $160,574 and $3,996,469, respectively, as detailed below.

	March 31,	December 31,
	2025	2024
Direct investors (1)	$-	$2,350,598
Partnership	160,574	1,395,871
Cayman Feeder	-	250,000

Total	$160,574	$3,996,469

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

During the three months ended March 31, 2025 and 2024, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of March 31, 2025 and December 31, 2024 in valuing the Master Fund’s investments at fair value. At March 31, 2025 and December 31, 2024, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2025
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$395,100,193	$-	$395,100,193

Short-Term Money Market Fund*	20,266,109	-	20,266,109
Exchange-traded futures contracts
Currencies	(17,727)	-	(17,727)
Energies	4,826,096	-	4,826,096
Grains	218,986	-	218,986
Interest rates	919,958	-	919,958
Livestock	20,790	-	20,790
Metals	1,142,591	-	1,142,591
Softs	(266,092)	-	(266,092)
Stock indices	(4,032,692)	-	(4,032,692)

Total exchange-traded futures contracts	2,811,910	-	2,811,910

Over-the-counter forward currency contracts	-	(2,544,898)	(2,544,898)

Total futures and forward currency contracts (2)	2,811,910	(2,544,898)	267,012

Total financial assets and liabilities at fair value	$418,178,212	$(2,544,898)	$415,633,314

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$76,749,673
Investments in U.S. Treasury notes held in custody			318,350,520
Total investments in U.S. Treasury notes			$395,100,193

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,623,928
Net unrealized depreciation on open futures and forward currency contracts			(3,356,916)
Total net unrealized appreciation on open futures and forward currency contracts			$267,012

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2024
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$388,911,857	$-	$388,911,857

Short-Term Money Market Fund*	30,098,123	-	30,098,123
Exchange-traded futures contracts
Currencies	388,872	-	388,872
Energies	1,907,245	-	1,907,245
Grains	(394,125)	-	(394,125)
Interest rates	(499,759)	-	(499,759)
Livestock	4,480	-	4,480
Metals	(796,957)	-	(796,957)
Softs	498,911	-	498,911
Stock indices	(546,693)	-	(546,693)

Total exchange-traded futures contracts	561,974	-	561,974

Over-the-counter forward currency contracts	-	1,950,323	1,950,323

Total futures and forward currency contracts (2)	561,974	1,950,323	2,512,297

Total financial assets and liabilities at fair value	$419,571,954	$1,950,323	$421,522,277

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$72,309,121
Investments in U.S. Treasury notes			316,602,736
Total investments in U.S. Treasury notes			$388,911,857

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,173,807
Net unrealized depreciation on open futures and forward currency contracts			(661,510)
Total net unrealized appreciation on open futures and forward currency contracts			$2,512,297

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2025 and December 31, 2024. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2025

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$245	$(45,530)	$44,661	$(17,103)	$(17,727)
Energies	4,820,022	(1,530)	7,604	-	4,826,096
Grains	15,650	(150)	250,065	(46,579)	218,986
Interest rates	1,906,164	(3,999)	227,036	(1,209,243)	919,958
Livestock	21,640	(1,600)	1,630	(880)	20,790
Metals	1,588,302	(1,258,684)	1,195,257	(382,284)	1,142,591
Softs	11,630	(275,631)	38,934	(41,025)	(266,092)
Stock indices	573,252	(4,615,094)	9,150	-	(4,032,692)
Total futures contracts	8,936,905	(6,202,218)	1,774,337	(1,697,114)	2,811,910

Forward currency contracts	4,472,293	(4,410,634)	3,340,101	(5,946,658)	(2,544,898)

Total futures and forward currency contracts	$13,409,198	$(10,612,852)	$5,114,438	$(7,643,772)	$267,012

Fair value of futures and forward currency contracts at December 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$-	$(118,694)	$511,079	$(3,513)	$388,872
Energies	2,202,407	(23,240)	383	(272,305)	1,907,245
Grains	-	-	101,118	(495,243)	(394,125)
Interest rates	82,166	(556,820)	930,311	(955,416)	(499,759)
Livestock	3,270	-	1,210	-	4,480
Metals	138,343	(2,302,090)	1,429,240	(62,450)	(796,957)
Softs	338,426	(58,588)	220,248	(1,175)	498,911
Stock indices	261,314	(1,459,779)	728,726	(76,954)	(546,693)
Total futures contracts	3,025,926	(4,519,211)	3,922,315	(1,867,056)	561,974

Forward currency contracts	64,781	(9,487,330)	11,458,137	(85,265)	1,950,323

Total futures and forward currency contracts	$3,090,707	$(14,006,541)	$15,380,452	$(1,952,321)	$2,512,297

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2025 and 2024 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2025 and 2024

	Three months	Three months
	ended:	ended:
	March 31,	March 31,
Sector	2025	2024
Futures contracts:
Currencies	$(1,836,296)	$1,283,660
Energies	2,883,814	12,095,482
Grains	(519,164)	2,355,509
Interest rates	1,165,028	13,300,546
Livestock	(82,680)	(44,000)
Metals	4,390,722	(2,031,713)
Softs	512,313	(2,455,707)
Stock indices	(1,841,508)	(335,639)
Total futures contracts	4,672,229	24,168,138

Forward currency contracts	(5,223,285)	4,248,091

Total futures and forward currency contracts	$(551,056)	$28,416,229

For the three months ended March 31, 2025 and 2024, the monthly average number of futures contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2025	2024

Average bought	53,734	58,130
Average sold	45,542	65,882
Average notional (in billions)	$3.5	$3.4

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2025 and December 31, 2024.

Offsetting of derivative assets and liabilities at March 31, 2025
		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty J	$1,602,690	$(787,485)	$815,205
Counterparty L	8,636,650	(5,827,927)	2,808,723
Total futures contracts	10,239,340	(6,615,412)	3,623,928
Total assets	$10,239,340	$(6,615,412)	$3,623,928

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statements of	the Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$1,283,920	$(471,902)	$812,018
Total futures contracts	1,283,920	(471,902)	812,018

Forward currency contracts
Counterparty G	4,539,352	(2,928,064)	1,611,288
Counterparty K	5,817,940	(4,884,330)	933,610
Total forward currency contracts	10,357,292	(7,812,394)	2,544,898

Total liabilities	$11,641,212	$(8,284,296)	$3,356,916

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty J	$815,205	$-	$(815,205)	$-
Counterparty L	2,808,723	-	(2,808,723)	-
Total	$3,623,928	$-	$(3,623,928)	$-

		Amounts Not Offset in the Statements of Financial Condition

	Net amounts of
	Liabilities
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty C	$812,018	$-	$812,018	$-
Counterparty G	1,611,288	-	1,611,288	-
Counterparty K	933,610	-	933,610	-
Total	$3,356,916	$-	$3,356,916	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2025.
(4) Net amount represents the amounts owed by the Master Fund to each counterparty as of March 31, 2025.

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

The Master Fund’s forward currency trading activities are cleared by DB, and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $45,875,989 and $42,358,701 at March 31, 2025 and December 31, 2024, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2025 and 2024. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	March 31, 2025	March 31, 2024
Profit share earned	$3,035	$3,260
Profit share accrued	41,723	707,001
Total profit share	$44,758	$710,261

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

7. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from April 1, 2025 to May 14, 2025, the date this Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due to limited open interest in certain futures markets or to daily price fluctuation limits, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations for the three months ended March 31, 2025, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2025

Total
Partners'
Capital of the
Month Ended:	Partnership
March 31, 2025	$116,121,737
December 31, 2024	121,077,762

Three Months
Change in Partners' Capital	$(4,956,025)
Percent Change	(4.09)%

THREE MONTHS ENDED MARCH 31, 2025

The decrease in the Partnership’s net assets of $4,956,025 was attributable to net loss after profit share of $513,847 and withdrawals of $4,745,670 which were partially offset by contributions of $303,492.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2025 decreased $43,202 relative to the corresponding period in 2024. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2025, relative to the corresponding period in 2024.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended March 31, 2025 decreased $45,767 relative to the corresponding period in 2024. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2025, relative to the corresponding period in 2024.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2025 decreased $2,898 relative to the corresponding period in 2024. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2025, relative to the corresponding period in 2024.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2025 decreased $302,387 relative to the corresponding period in 2024. The decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the three months ended March 31, 2025, relative to the corresponding period in 2024.

For the three months ended March 31, 2025, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $678,958 from trading operations (including foreign exchange transactions and translations). Management fees of $506,425, selling commissions and platform fees of $508,874, administrative and operating expenses of $128,778, custody fees and other expenses of $6,347, and profit share of $1,277 were incurred. Interest income of $1,316,812 offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $513,847.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(1.64)%
Energies	0.67%
Grains	(0.11)%
Interest rates	0.27%
Livestock	(0.02)%
Metals	1.03%
Softs	0.11%
Stock indices	(0.45)%
Trading loss*	(0.14)%

* Percentage of the Partnership Capital. Currencies include a 0.32% gain related to currency hedging allocated at the Master Fund level solely to the Cayman Feeder’s Class GBP Shares.

MANAGEMENT DISCUSSION – 2025

Three months ended March 31, 2025

The Partnership was unprofitable during the quarter as losses from trading currency forwards and stock index futures outpaced profits from trading interest rate and commodity futures.

A series of Trump administration policy initiatives announced during the first quarter were primarily focused on tariffs, immigration and fiscal spending while additional initiatives targeted at tax policy and deregulation seemed likely to be implemented later in the year. This sequencing seemingly weighed on consumer and business confidence, depressed growth expectations and raised inflation concerns. Financial and commodity markets were unsettled amid these developments and the Trump administration’s foreign policy efforts to end Russia’s war on Ukraine and the Israeli-Hamas conflict.

Weakening growth expectations for the U.S., juxtaposed against slight improvements in the prospects for Europe and China and combined with a narrowing of interest rate differentials favoring the U.S. seemingly weighed on the U.S. currency. Long U.S. dollar positions against the euro, United Kingdom pound sterling, Japanese yen, Norwegian krone, Swedish krona, Swiss franc, Chinese renminbi and Singapore, Australian, New Zealand and Canadian dollars were unprofitable. On the other hand, long positions in the high-yielding Brazilian real, Indian rupee and Polish zloty and trading the Korean won relative to the U.S. dollar generated partially offsetting profits.

Shifting growth expectation for the U.S., Europe and China amid U.S. trade, immigration, fiscal and foreign policy initiatives seemingly disrupted equity markets globally. Trading of equity futures was mixed and fractionally unprofitable for the quarter. The rollout of certain U.S. policies was followed by a sharp selloff in Asia (excluding China) equities and long positions in Japanese and Australian equity futures, and trading of Taiwanese, Singaporean, Korean and iShares MSCI Emerging Markets ETF emerging market index futures posted losses. The Brazilian Bovespa index, which had fallen 30% last year, gained sharply during the quarter amid investors rotating into Brazilian equities and out of U.S. equities. A short Bovespa stock index futures trade was also unprofitable. On the other hand, amid positive valuations, declining official interest rates and signs of improving economic activity, the Partnership generated partially offsetting gains on long positions in European and U.K. equity index futures. Long positions in Chinese equity futures also generated gains as President Xi met with corporate leaders, particularly ahead of the March National People’s Congress.

Interest rates faced conflicting forces during the quarter. In America, the deployment of tariffs and use of the Department of Government Efficiency to reduce government spending coincided with consumer and business uncertainty, as well as slower growth and lower interest rates. Conversely, in Germany, newly elected Chancellor Merz’s policy initiatives coincided with a change in government borrowing and spending, higher growth and interest rates. Short positions in German, French and Italian note and bond interest rate futures were profitable. On the other hand, trading of U.K., European and U.S. short-term interest rate futures produced partially offsetting losses. A long position in Japanese government bond futures was also slightly unprofitable, amid concern from market participants that the Bank of Japan might raise official interest rates.

Long gold positions were profitable as prices, as demand for safe-haven assets amid tariff uncertainties, geopolitical tensions and continuing central bank diversification demand, rose to record highs during the quarter. Long platinum and aluminum trades were also slightly profitable. Elsewhere, trading of copper, nickel, zinc and silver produced partially offsetting losses as prices vacillated alongside trade and tariff uncertainties, an unsettled U.S. dollar and changing global growth and inflation outlooks.

Energy prices were volatile during the quarter amid conflicting influences. President Trump threatened to impose tighter sanctions and/or secondary tariffs on buyers of Russian crude oil if President Putin blocked President Trump’s Ukraine peace initiative and to impose additional tariffs and military strikes on Iran if Tehran failed to reach an agreement with the U.S. regarding its nuclear program. Improving growth in China also possibly impacted product price in a positive way. On the other hand, President Trump’s policies seeking lower oil prices and the non-Organization of the Petroleum Exporting Countries’ (“OPEC+”) announcement of impending increased production starting in April seemingly weighed on prices. Concerns about the strength of the U.S. economy and worries that that Trump Administration’s trade and tariff policies could dampen global growth possibly constrained prices as well. On balance, long crude oil trades were profitable. A long U.S. natural gas trade was also profitable as prices continued to increase on strong export demand from Europe and Asia. However, a long Dutch Title Transfer Facility (TTF) natural gas position was unprofitable as prices fell from recent one-year highs when the winter heating season reached an end.

A long Arabica coffee position performed well as prices increased to record highs, while adverse weather conditions reportedly damaged crops in Brazil and Vietnam, the world’s two largest producers. Furthermore, the world has consumed more coffee than it produced for the past four years, decreasing inventory levels. On the other hand, cocoa prices, which had risen sharply between November and January, declined throughout the quarter as recent rains improved the outlook for Ivory Coast’s April-to-September mid-crop, making long positions unprofitable. Trading sugar futures was also unprofitable.

Grain prices were volatile during the quarter, coinciding with uncertainties generated by the Trump administration’s trade and tariff policies and its foreign policy initiatives toward Russia, Ukraine and the Black Sea trade corridor. A short soybean oil trade registered a loss as prices rose when an increase in crude palm oil prices pushed up demand for soybean oil as a substitute. Trading of corn was also unprofitable. On the other hand, short wheat and soybean meal positions posted partially offsetting profits.

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

For the three months ended March 31, 2024, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $8,131,066 from trading operations (including foreign exchange transactions and translations). Management fees of $549,627, selling commissions and platform fees of $554,641, administrative and operating expenses of $131,676, custody fees and other expenses of $5,663, and profit share of $16,675. Interest income of $1,619,529 offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $8,492,313.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedules of investments setting forth open futures, forward and other contracts at March 31, 2025 and December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On January 1, 2025, February 1, 2025 and March 1, 2025, the Partnership sold Units to new and existing limited partners of $56,701, $245,061, and $1,730. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B, Series C and Series D limited partners during the three months ended March 31, 2025. There were no Series E redemptions.

	Series A		Series B		Series C		Series D
Date of	Units	NAV	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
January 31, 2025	(2,203.7235)	$ 1,308.31	(47.5963)	$ 1,660.03	-	$ 1,693.71	(334.4303)	$ 1,546.09
February 28, 2025	(555.6810)	1,289.95	(155.5766)	1,643.07	-	1,676.41	(87.2609)	1,529.22
March 31, 2025	(16.5460)	1,288.73	(37.1190)	1,644.25	(46.6240)	1,677.62	-	1,529.36

Total	(2,775.9505)		(240.2919)		(46.6240)		(421.6912)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

By:	Millburn Ridgefield LLC,
General Partner

Date: May 14, 2025

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)