Form 10-Q
period 2025-06-30
Millburn Multi-Markets Fund L.P.
filed 2025-08-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2025

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

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.
Financial statements
As of and for the three and six months ended June 30, 2025 and 2024 (unaudited)

Statements of Financial Condition (a)	1
Statements of Operations (c)	2
Statements of Changes in Partners’ Capital (b)	4
Statements of Financial Highlights (c)	6
Notes to Financial Statements	10

(a) At June 30, 2025 (unaudited) and December 31, 2024

(b) For the six months ended June 30, 2025 and 2024 (unaudited)

(c) For the three and six months ended June 30, 2025 and 2024 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

ASSETS	June 30, 2025
	(unaudited)	December 31, 2024
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$112,408,640	$121,077,762
Due from the Master Fund	1,132,557	1,395,871
Cash and cash equivalents	2,689	56,701

Total assets	$113,543,886	$122,530,334

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$2,689	$56,701
Capital withdrawals payable to Limited Partners	1,132,557	895,871
Capital withdrawal payable to General Partner	-	500,000

Total liabilities	1,135,246	1,452,572

PARTNERS’ CAPITAL:
General Partner	2,900,679	2,906,007

Limited partners:
Series A (75,022.6533 and 79,074.9857 units outstanding)	95,233,040	102,464,490
Series B (4,146.8848 and 4,457.8217 units outstanding)	6,749,865	7,333,525
Series C (2,153.7298 and 2,286.1305 units outstanding)	3,576,746	3,837,204
Series D (2,363.8972 and 2,785.5884 units outstanding)	3,572,142	4,270,156
Series E (349.5676 and 247.0895 units outstanding)	376,168	266,380

Total limited partners	109,507,961	118,171,755

Total partners’ capital	112,408,640	121,077,762

TOTAL	$113,543,886	$122,530,334

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,269.39	$1,295.79
Series B	$1,627.70	$1,645.09
Series C	$1,660.72	$1,678.47
Series D	$1,511.12	$1,532.95
Series E	$1,076.10	$1,078.07

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (unaudited)

	For the three months ended
	June 30, 2025	June 30, 2024
INVESTMENT INCOME:
Interest income	$-	$-
Interest income, net (allocated from the Master Fund) (1)	1,189,982	1,710,539

Total interest income	1,189,982	1,710,539

EXPENSES:
Management fees (allocated from the Master Fund) (1)	482,763	576,587
Selling commissions and platform fees (allocated from the Master Fund) (1)	486,449	577,883
Administrative and operating expenses (allocated from the Master Fund) (1)	136,174	116,135
Custody fees and other expenses (allocated from the Master Fund) (1)	6,371	6,254

Total expenses	1,111,757	1,276,859

NET INVESTMENT INCOME	78,225	433,680

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(1,582,030)	5,623,263
Brokerage commissions (allocated from the Master Fund) (1)	(103,664)	(149,185)
Foreign exchange transaction	(45,622)	(39,889)
Net change in unrealized:
Futures and forward currency contracts	47,568	831,560
Foreign exchange translation	10,496	(27,873)
Net gains (losses) from U.S. Treasury notes:
Realized	364	(5,893)
Net change in unrealized	(59,028)	(29,331)

Net realized and unrealized gains (losses)
allocated from the Master Fund	(1,731,916)	6,202,652

NET INCOME (LOSS)	(1,653,691)	6,636,332

LESS PROFIT SHARE ALLOCATION	-	856,287
FROM THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$(1,653,691)	$5,780,045

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$(19.34)	$57.30
Series B	$(16.55)	$72.43
Series C	$(16.90)	$73.90
Series D	$(18.24)	$65.64
Series E	$(6.19)	$63.12

(1) The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.

See notes to financial statements (Unaudited)        (Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (unaudited)

	For the six months ended
	June 30, 2025	June 30, 2024
INVESTMENT INCOME:
Interest income	$-	$330
Interest income, net (allocated from the Master Fund) (1)	2,506,794	3,329,738

Total interest income	2,506,794	3,330,068

EXPENSES:
Management fees (allocated from the Master Fund) (1)	989,188	1,126,214
Selling commissions and platform fees (allocated from the Master Fund) (1)	995,323	1,132,524
Administrative and operating expenses (allocated from the Master Fund) (1)	264,952	247,811
Custody fees and other expenses (allocated from the Master Fund) (1)	12,718	11,917

Total expenses	2,262,181	2,518,466

NET INVESTMENT INCOME	244,613	811,602

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(885,928)	11,361,845
Brokerage commissions (allocated from the Master Fund) (1)	(207,380)	(289,565)
Foreign exchange transaction	(89,835)	(52,454)
Net change in unrealized:
Futures and forward currency contracts	(1,149,049)	3,520,627
Foreign exchange translation	29,122	(53,929)
Net gains (losses) from U.S. Treasury notes:
Realized	364	(10,892)
Net change in unrealized	(108,168)	(141,914)

Net realized and unrealized gains (losses)
allocated from the Master Fund	(2,410,874)	14,333,718

NET INCOME (LOSS)	(2,166,261)	15,145,320

LESS PROFIT SHARE ALLOCATION	1,277	872,962
FROM THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$(2,167,538)	$14,272,358

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$(26.40)	$140.39
Series B	$(17.39)	$182.09
Series C	$(17.75)	$185.78
Series D	$(21.83)	$167.65
Series E	$(1.97)	$139.48

(1) The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.

See notes to financial statements (Unaudited)        (Concluded)

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners’ Capital (unaudited)
		For the six months ended June 30, 2025

		Limited Partners
General
Partner		Series A		Series B		Series C		Series D		Series E		Total
Amount		Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2025	$2,906,007	$102,464,490	79,074.9857	$7,333,525	4,457.8217	$3,837,204	2,286.1305	$4,270,156	2,785.5884	$266,380	247.0895	$121,077,762

Capital contributions	-	-	-	-	-	200,000	118.0838	-	-	110,991	102.4781	310,991
Capital withdrawals	-	(5,238,453)	(4,052.3324)	(510,405)	(310.9369)	(413,217)	(250.4845)	(650,500)	(421.6912)	-	-	(6,812,575)
Net loss before profit share	(5,328)	(1,992,997)	-	(72,788)	-	(47,530)	-	(46,415)	-	(1,203)	-	(2,166,261)
Profit share	-	-	-	(467)	-	289	-	(1,099)	-	-	-	(1,277)
PARTNERS’ CAPITAL —
June 30, 2025	$2,900,679	$95,233,040	75,022.6533	$6,749,865	4,146.8848	$3,576,746	2,153.7298	$3,572,142	2,363.8972	$376,168	349.5676	$112,408,640

Net Asset Value per Unit at
June 30, 2025			$1,269.39		$1,627.70		$1,660.72		$1,511.12		$1,076.10

See notes to financial statements (Unaudited)												(Continued)

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners’ Capital (unaudited)
		For the six months ended June 30, 2024

		Limited Partners
General
Partner		Series A		Series B		Series C		Series D		Series E		Total
Amount		Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2024	$3,063,996	$105,476,328	87,158.9000	$7,114,188	4,701.2201	$3,625,396	2,348.1019	$4,559,744	3,218.3931	$90,125	92.9304	$123,929,777

Capital contributions	-	-	-	-	-	-	-	50,000	34.4922	120,492	118.6616	170,492
Capital withdrawals	-	(8,336,260)	(6,357.7837)	(64,670)	(39.8480)	(16,130)	(9.3250)	(400,680)	(260.3078)	(4,788)	(4.3295)	(8,822,528)
Net income before profit share	440,637	12,665,176	-	948,589	-	485,241	-	581,592	-	24,085	-	15,145,320
Profit share	-	(679,370)	-	(95,452)	-	(49,010)	-	(49,130)	-	-	-	(872,962)
PARTNERS’ CAPITAL —
June 30, 2024	$3,504,633	$109,125,874	80,801.1163	$7,902,655	4,661.3721	$4,045,497	2,338.7769	$4,741,526	2,992.5775	$ 229,914	207.2625	$129,550,099

Net Asset Value per Unit at
June 30, 2024			$1,350.55		$1,695.35		$1,729.75		$1,584.43		$1,109.29

See notes to financial statements (Unaudited)												(Concluded)

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended June 30, 2025

The following information presents per unit operating performance data for each series for the three months ended June 30, 2025.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,288.73	$1,644.25	$1,677.62	$1,529.36	$1,082.29

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (loss) (1)	(0.17)	7.87	8.04	4.52	9.81
Total trading and investing losses (1)	(19.17)	(24.42)	(24.95)	(22.74)	(16.00)

Net loss before profit share allocation from the Master Fund	(19.34)	(16.55)	(16.91)	(18.22)	(6.19)

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	(0.01)	0.02	0.00

Net loss from operations after profit share allocation from the Master Fund	(19.34)	(16.55)	(16.90)	(18.24)	(6.19)

NET ASSET VALUE PER UNIT — End of period	$1,269.39	$1,627.70	$1,660.72	$1,511.12	$1,076.10

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(1.50)%	(1.01)%	(1.01)%	(1.19)%	(0.57)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(1.50)%	(1.01)%	(1.01)%	(1.19)%	(0.57)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.26%	2.26%	2.25%	3.01%	0.50%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00	0.00	0.00

Total expenses	4.26%	2.26%	2.25%	3.01%	0.50%

Net investment income (loss) (3) (4) (5)	(0.06)%	1.94%	1.94%	1.19%	3.69%

(1) The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the weighted average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the
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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the six months ended June 30, 2025

The following information presents per unit operating performance data for each series for the six months ended June 30, 2025.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,295.79	$1,645.09	$1,678.47	$1,532.95	$1,078.07

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	0.57	17.04	17.38	10.23	20.55
Total trading and investing losses (1)	(26.97)	(34.32)	(35.26)	(31.61)	(22.52)

Net loss before profit share allocation from the Master Fund	(26.40)	(17.28)	(17.88)	(21.38)	(1.97)

Less: profit share allocation to (from) the Master Fund (1) (6)	0.00	0.11	(0.13)	0.45	0.00

Net loss from operations after profit share allocation from the Master Fund	(26.40)	(17.39)	(17.75)	(21.83)	(1.97)

NET ASSET VALUE PER UNIT — End of period	$1,269.39	$1,627.70	$1,660.72	$1,511.12	$1,076.10

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(2.04)%	(1.05)%	(1.07)%	(1.39)%	(0.18)%

LESS: PROFIT SHARE ALLOCATION TO (FROM) THE MASTER FUND (2) (6)	0.00	0.01	(0.01)	0.03	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(2.04)%	(1.06)%	(1.06)%	(1.42)%	(0.18)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.23%	2.23%	2.23%	2.98%	0.48%
Profit share allocation from the Master Fund (2) (6)	0.00	0.01	(0.01)	0.03	0.00

Total expenses	4.23%	2.24%	2.22%	3.01%	0.48%

Net investment income (3) (4) (5)	0.09%	2.09%	2.09%	1.35%	3.82%

(1) The net investment loss per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the weighted average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the
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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended June 30, 2024

The following information presents per unit operating performance data for each series for the three months ended June 30, 2024.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,293.25	$1,622.92	$1,655.85	$1,518.79	$1,046.17

INCOME ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	3.27	12.70	12.96	8.83	13.20
Total trading and investing gains (1)	62.06	77.77	79.41	72.66	49.92

Net income before profit share allocation from the Master Fund	65.33	90.47	92.37	81.49	63.12

Less: profit share allocation from the Master Fund (1) (6)	8.03	18.04	18.47	15.85	0.00

Net income from operations after profit share allocation from the Master Fund	57.30	72.43	73.90	65.64	63.12

NET ASSET VALUE PER UNIT — End of period	$1,350.55	$1,695.35	$1,729.75	$1,584.43	$1,109.29

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	5.03%	5.52%	5.52%	5.34%	6.03%

LESS: PROFIT SHARE ALLOCATION TO THE MASTER FUND (2) (6)	0.60	1.06	1.06	1.02	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	4.43%	4.46%	4.46%	4.32%	6.03%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.14%	2.14%	2.14%	2.89%	0.36%
Profit share allocation from the Master Fund (2) (6)	0.60	1.06	1.06	1.02	0.00

Total expenses	4.74%	3.20%	3.20%	3.91%	0.36%

Net investment income (3) (4) (5)	0.96%	2.98%	2.98%	2.22%	4.69%

(1) The net investment income per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment loss and profit share allocation from the Master Fund by the weighted average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the
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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the six months ended June 30, 2024

The following information presents per unit operating performance data for each series for the six months ended June 30, 2024.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,210.16	$1,513.26	$1,543.97	$1,416.78	$969.81

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	5.99	24.09	24.58	16.67	25.05
Total trading and investing gains (1)	142.43	178.39	182.07	166.83	114.43

Net income before profit share allocation from the Master Fund	148.42	202.48	206.65	183.50	139.48

Less: profit share allocation from the Master Fund (1) (6)	8.03	20.39	20.87	15.85	0.00

Net income from operations after profit share allocation from the Master Fund	140.39	182.09	185.78	167.65	139.48

NET ASSET VALUE PER UNIT — End of period	$1,350.55	$1,695.35	$1,729.75	$1,584.43	$1,109.29

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	12.21%	13.27%	13.27%	12.86%	14.38%

LESS: PROFIT SHARE ALLOCATION TO THE MASTER FUND (2) (6)	0.61	1.24	1.24	1.03	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	11.60%	12.03%	12.03%	11.83%	14.38%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.16%	2.16%	2.16%	2.91%	0.39%
Profit share allocation from the Master Fund (2) (6)	0.61	1.24	1.24	1.03	0.00

Total expenses	4.77%	3.40%	3.40%	3.94%	0.39%

Net investment income (3) (4) (5)	0.91%	2.92%	2.92%	2.16%	4.65%

(1) The net investment income (loss) per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment income (loss) and profit share allocation from the Master Fund by the weighted average number of units outstanding during the period. Total trading and investing gains is a balancing amount necessary to reconcile the
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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at June 30, 2025 (unaudited) and December 31, 2024 and the results of its operations for the three and six months ended June 30, 2025 and 2024 (unaudited).

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

Subsequent to the issuance of the financial statements for the quarter ended June 30, 2024, the Partnership determined that Brokerage Commissions in the amount of $149,185 and $289,565, respectively, for the three months and six months ended June 30, 2024, which were previously reported in Expenses in the Statement of Operations, should have been presented as a component of Realized and Unrealized Gains (Losses) in the Statement of Operations. As a result, Brokerage Commissions for the quarter ended June 30, 2024, are now reported within Realized and Unrealized Gains (Losses) instead of Expenses on the Statement of Operations and Statement of Financial Highlights in the accompanying financial statements for the quarter ended June 30, 2024. There was no impact on the amount previously reported for Net Assets at June 30, 2024.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2024.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2025 and December 31, 2024 was 26.64% and 28.05%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At June 30, 2025 and December 31, 2024, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C, Series D and Series E Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period.

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2025 to August 13, 2025, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

Millburn Multi-Markets Trading L.P.
Financial statements
As of and for the three and six months ended June 30, 2025 and 2024 (unaudited)

Statements of Financial Condition (a)	12
Condensed Schedules of Investments (a)	13
Statements of Operations (c)	17
Statements of Changes in Partners’ Capital (b)	19
Statements of Financial Highlights (c)	20
Notes to Financial Statements	22

(a) At June 30, 2025 (unaudited) and December 31, 2024

(b) For the six months ended June 30, 2025 and 2024 (unaudited)

(c) For the three and six months ended June 30, 2025 and 2024 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	June 30, 2025
ASSETS	(unaudited)	December 31, 2024

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$66,343,684 and $72,229,741)	$66,336,509	$72,309,121
Net unrealized appreciation on open futures and forward currency contracts	2,836,675	3,173,807
Due from brokers, net	7,905,313	8,923,069
Cash denominated in foreign currencies (cost $395,536 and $3,958,254)	416,796	3,872,962

Total equity in trading accounts	77,495,293	88,278,959

INVESTMENTS IN U.S. TREASURY NOTES — at fair value
(amortized cost $324,482,411 and $316,308,299)	324,465,541	316,602,736

CASH AND CASH EQUIVALENTS	23,887,565	30,348,123

ACCRUED INTEREST RECEIVABLE	2,310,064	2,489,162

OTHER ASSETS	65	169

TOTAL	$428,158,528	$437,719,149

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$2,956,601	$661,510
Subscriptions received in advance	75,000	90,000
Capital withdrawal payable to Limited Partners	1,688,733	2,285,933
Capital withdrawal payable to General Partner	-	1,710,536
Management fee payable	476,583	490,324
Selling commissions payable	162,709	174,164
Accrued expenses	799,733	242,262
Due to brokers, net	-	320,982
Commissions and other trading fees on open futures contracts	22,238	37,084
Accrued profit share	213	-

Total liabilities	6,181,810	6,012,795

PARTNERS’ CAPITAL	421,976,718	431,706,354

TOTAL	$428,158,528	$437,719,149

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

June 30, 2025

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$4,380
Energies	(0.96)	(4,044,693)
Grains	(0.02)	(105,572)
Interest rates:
10 Year U.S. Treasury Note (186 contracts, settlement date September 2025)	0.03	125,812
30 Year U.S. Treasury Bond (14 contracts, settlement date September 2025)	0.00	14,594
Other interest rates	0.15	627,249

Total interest rates	0.18	767,655

Livestock	0.01	22,870
Metals	0.22	922,751
Softs	(0.09)	(360,188)
Stock indices	0.04	163,294

Total long futures contracts	(0.62)	(2,629,503)

Short futures contracts:
Currencies	(0.05)	(192,483)
Energies	0.14	594,979
Grains	0.14	590,988
Interest rates	(0.04)	(178,064)
Livestock	0.01	47,280
Metals	(0.34)	(1,413,889)
Softs	0.00	(13,138)
Stock indices	0.06	237,229

Total short futures contracts	(0.08)	(327,098)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	(0.70)	(2,956,601)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.36	9,952,641
Total short forward currency contracts	(1.69)	(7,115,966)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.67	2,836,675

TOTAL	(0.03)%	$(119,926)

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

June 30, 2025

U.S. TREASURY NOTES
		Fair Value
		as a % of
		Partners’
Face Amount	Description	Capital	Fair Value

$146,020,000	U.S. Treasury notes, 2.000%, 08/15/2025	34.50%	$145,580,800
121,270,000	U.S. Treasury notes, 2.250%, 11/15/2025	28.52	120,358,106
126,830,000	U.S. Treasury notes, 1.625%, 02/15/2026	29.59	124,863,144
	Total investments in U.S. Treasury notes
	(amortized cost $390,826,095)	92.61%	$390,802,050

See notes to financial statements (Unaudited)	(Concluded)

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

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2024

U.S. TREASURY NOTES
		Fair Value
		as a % of
		Partners’
Face Amount	Description	Capital	Fair Value

$127,770,000	U.S. Treasury notes, 2.000%, 02/15/2025	29.51%	$127,410,647
129,330,000	U.S. Treasury notes, 2.125%, 05/15/2025	29.73	128,327,187
135,020,000	U.S. Treasury notes, 2.000%, 08/15/2025	30.85	133,174,023
	Total investments in U.S. Treasury notes
	(amortized cost $388,538,040)	90.09%	$388,911,857

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (unaudited)

	For the three months ended
	June 30	June 30
	2025	2024
INVESTMENT INCOME — Interest income, net	$4,407,192	$5,611,091

EXPENSES:
Management fees	1,419,868	1,533,460
Selling commissions and platform fees	486,455	577,889
Administrative and operating expenses	270,925	270,223
Custody fees and other expenses	23,582	19,637
Total expenses	2,200,830	2,401,209

NET INVESTMENT INCOME	2,206,362	3,209,882

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(2,559,348)	19,065,663
Brokerage commissions	(383,930)	(489,336)
Foreign exchange transaction	(166,512)	(171,754)
Net change in unrealized:
Futures and forward currency contracts	(386,938)	3,927,750
Foreign exchange translation	37,294	(47,648)
Net gains (losses) from U.S. Treasury notes
Realized	1,326	(18,503)
Net change in unrealized	(218,251)	(103,700)
Total net realized and unrealized gains (losses)	(3,676,359)	22,162,472

NET INCOME (LOSS)	(1,469,997)	25,372,354
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	(41,510)	3,244,558
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(1,428,487)	$22,127,796

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Operations (unaudited)

	For the six months ended
	June 30	June 30
	2025	2024
INVESTMENT INCOME — Interest income, net	$9,173,865	$11,098,192

EXPENSES:
Management fees	2,873,863	3,066,988
Selling commissions and platform fees	995,335	1,132,536
Administrative and operating expenses	557,473	551,603
Custody fees and other expenses	46,625	38,876
Total expenses	4,473,296	4,790,003

NET INVESTMENT INCOME	4,700,569	6,308,189

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(865,119)	38,587,697
Brokerage commissions	(759,555)	(964,711)
Foreign exchange transaction	(328,691)	(214,721)
Net change in unrealized:
Futures and forward currency contracts	(2,632,223)	12,821,945
Foreign exchange translation	106,552	(135,603)
Net gains (losses) from U.S. Treasury notes
Realized	1,326	(35,511)
Net change in unrealized	(397,862)	(486,139)
Total net realized and unrealized gains (losses)	(4,875,572)	49,572,957

NET INCOME (LOSS)	(175,003)	55,881,146
LESS PROFIT SHARE TO GENERAL PARTNER	3,248	3,954,819
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(178,251)	$51,926,327

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (unaudited)

For the six months ended June 30, 2025
	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2025	$430,373,310	$-	$1,333,044	$431,706,354
Contributions	835,991	3,035	-	839,026
Withdrawals	(10,390,411)	-	-	(10,390,411)
Net loss before profit share	(174,510)	(39)	(454)	(175,003)
General Partner’s allocation - profit share	(3,248)	-	-	(3,248)
PARTNERS’ CAPITAL- June 30, 2025	$420,641,132	$2,996	$1,332,590	$421,976,718

For the six months ended June 30, 2024
	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2024	$413,703,860	$-	$1,196,120	$414,899,980
Contributions	18,860,492	769,680	-	19,630,172
Withdrawals	(55,394,874)	-	-	(55,394,874)
Net income (loss) before profit share	55,720,295	(12,692)	173,543	55,881,146
General Partner’s allocation - profit share	(3,954,819)	-	-	(3,954,819)
PARTNERS’ CAPITAL- June 30, 2024	$428,934,954	$756,988	$1,369,663	$431,061,605

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the six months ended
	June 30	June 30	June 30	June 30
	2025	2024	2025	2024

Total return before General Partner profit share allocation (3)	(0.92)%	5.56%	(0.91)%	13.38%
Less: General Partner profit share allocation (3)	-	1.06	-	1.27

Total return after General Partner profit share allocation (3)	(0.92)%	4.50%	(0.91)%	12.11%

Ratios to average net asset value:
Expenses (1) (4)	1.93%	1.97%	1.93%	1.95%
General Partner profit share allocation (3)	-	1.06	-	1.27

Total expenses (1)	1.93%	3.03%	1.93%	3.22%

Net investment income (1) (2) (4)	2.28%	3.07%	2.43%	3.09%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1) Includes the Limited Partner’s proportionate share of expenses allocated from the Master Fund’s operations for the three and six months ended June 30, 2025 and 2024.
(2) Excludes General Partner profit share allocation and includes interest income.
(3) Not Annualized.
(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the six months ended
	June 30	June 30	June 30	June 30
	2025	2024	2025	2024

Total return before General Partner profit share allocation (3)	(0.33)%	5.55%	(0.02)%	13.28%
Less: General Partner profit share allocation (3)	0.01	0.74	-	0.90

Total return after General Partner profit share allocation (3)	(0.32)%	4.81%	(0.02)%	12.38%

Ratios to average net asset value:
Expenses (1) (4)	2.08%	2.19%	2.10%	2.20%
General Partner profit share allocation (3)	0.01	0.74	-	0.90

Total expenses (1)	2.09%	2.93%	2.10%	3.10%

Net investment income (1) (2) (4)	2.11%	2.82%	2.25%	2.83%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the Limited Partners’ proportionate share of expenses allocated from the Master Fund’s operations for the three and six months ended June 30, 2025 and 2024.
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

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2025 (unaudited) and December 31, 2024 (audited) and the results of its operations for the three and six months ended June 30, 2025 and 2024 (unaudited).

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

Subsequent to the issuance of the financial statements for the quarter ended June 30 2024, the Partnership determined that Brokerage Commissions in the amount of $489,336 and $964,711, respectively, for the three months and six months ended June 30, 2024, which were previously reported in Expenses in the Statement of Operations, should have been presented as a component of Realized and Unrealized Gains (Losses) in the Statement of Operations. As a result, Brokerage Commissions for the quarter ended June 30, 2024, are now reported within Realized and Unrealized Gains (Losses) instead of Expenses on the Statement of Operations, and are excluded from the Ratios To Average Net Asset Value related to Expenses and Net investment income in the accompanying financial statements for the quarter ended June 30, 2024. There was no impact to the total amount previously reported for Net Income (Loss) After Profit Share to General Partner for quarter ended June 30, 2024, and there was no impact on the amount previously reported for Net Assets at June 30, 2024.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At June 30, 2025 and December 31, 2024, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	June 30,	December 31,
	2025	2024
Partnership	26.64%	28.05%
Cayman Feeder	56.51%	54.87%

Total	83.15%	82.92%

The capital withdrawals payable at June 30, 2025 and December 31, 2024 were $1,688,733 and $3,996,469, respectively, as detailed below.

	June 30,	December 31,
	2025	2024
Direct investors (1)	$257,773	$2,350,598
Partnership	1,132,557	1,395,871
Cayman Feeder	298,403	250,000

Total	$1,688,733	$3,996,469

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

During the three and six months ended June 30, 2025 and 2024, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of June 30, 2025 and December 31, 2024 in valuing the Master Fund’s investments at fair value. At June 30, 2025 and December 31, 2024, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2025
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$390,802,050	$-	$390,802,050

Short-Term Money Market Fund*	23,637,565	-	23,637,565
Exchange-traded futures contracts
Currencies	(188,103)	-	(188,103)
Energies	(3,449,714)	-	(3,449,714)
Grains	485,416	-	485,416
Interest rates	589,591	-	589,591
Livestock	70,150	-	70,150
Metals	(491,138)	-	(491,138)
Softs	(373,326)	-	(373,326)
Stock indices	400,523	-	400,523

Total exchange-traded futures contracts	(2,956,601)	-	(2,956,601)

Over-the-counter forward currency contracts	-	2,836,675	2,836,675

Total futures and forward currency contracts (2)	(2,956,601)	2,836,675	(119,926)

Total financial assets and liabilities at fair value	$411,483,014	$2,836,675	$414,319,689

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$66,336,509
Investments in U.S. Treasury notes held in custody			324,465,541
Total investments in U.S. Treasury notes			$390,802,050

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,836,675
Net unrealized depreciation on open futures and forward currency contracts			(2,956,601)
Total net unrealized depreciation on open futures and forward currency contracts			$(119,926)

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2024
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$388,911,857	$-	$388,911,857

Short-Term Money Market Fund*	30,098,123	-	30,098,123
Exchange-traded futures contracts
Currencies	388,872	-	388,872
Energies	1,907,245	-	1,907,245
Grains	(394,125)	-	(394,125)
Interest rates	(499,759)	-	(499,759)
Livestock	4,480	-	4,480
Metals	(796,957)	-	(796,957)
Softs	498,911	-	498,911
Stock indices	(546,693)	-	(546,693)

Total exchange-traded futures contracts	561,974	-	561,974

Over-the-counter forward currency contracts	-	1,950,323	1,950,323

Total futures and forward currency contracts (2)	561,974	1,950,323	2,512,297

Total financial assets and liabilities at fair value	$419,571,954	$1,950,323	$421,522,277

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$72,309,121
Investments in U.S. Treasury notes			316,602,736
Total investments in U.S. Treasury notes			$388,911,857

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,173,807
Net unrealized depreciation on open futures and forward currency contracts			(661,510)
Total net unrealized appreciation on open futures and forward currency contracts			$2,512,297

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2025 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2025 and December 31, 2024. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2025

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$4,380	$-	$7,545	$(200,028)	$(188,103)
Energies	134,221	(4,178,914)	604,621	(9,642)	(3,449,714)
Grains	900	(106,472)	653,588	(62,600)	485,416
Interest rates	988,147	(220,492)	76,977	(255,041)	589,591
Livestock	22,870	-	47,360	(80)	70,150
Metals	1,157,749	(234,998)	64,401	(1,478,290)	(491,138)
Softs	40,573	(400,761)	8,268	(21,406)	(373,326)
Stock indices	462,792	(299,498)	379,421	(142,192)	400,523
Total futures contracts	2,811,632	(5,441,135)	1,842,181	(2,169,279)	(2,956,601)

Forward currency contracts	10,227,076	(274,435)	313,702	(7,429,668)	2,836,675

Total futures and forward currency contracts	$13,038,708	$(5,715,570)	$2,155,883	$(9,598,947)	$(119,926)

Fair value of futures and forward currency contracts at December 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$-	$(118,694)	$511,079	$(3,513)	$388,872
Energies	2,202,407	(23,240)	383	(272,305)	1,907,245
Grains	-	-	101,118	(495,243)	(394,125)
Interest rates	82,166	(556,820)	930,311	(955,416)	(499,759)
Livestock	3,270	-	1,210	-	4,480
Metals	138,343	(2,302,090)	1,429,240	(62,450)	(796,957)
Softs	338,426	(58,588)	220,248	(1,175)	498,911
Stock indices	261,314	(1,459,779)	728,726	(76,954)	(546,693)
Total futures contracts	3,025,926	(4,519,211)	3,922,315	(1,867,056)	561,974

Forward currency contracts	64,781	(9,487,330)	11,458,137	(85,265)	1,950,323

Total futures and forward currency contracts	$3,090,707	$(14,006,541)	$15,380,452	$(1,952,321)	$2,512,297

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2025 and 2024 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2025 and 2024

	Three months	Three months	Six months	Six months
	ended:	ended:	ended:	ended:
	June 30	June 30	June 30	June 30
Sector	2025	2024	2025	2024
Futures contracts:
Currencies	$(241,125)	$1,693,245	$(2,077,421)	$2,976,905
Energies	(4,784,908)	(3,456,560)	(1,901,094)	8,638,922
Grains	242,171	2,637,967	(276,993)	4,993,476
Interest rates	502,920	12,629,328	1,667,948	25,929,874
Livestock	137,630	(214,110)	54,950	(258,110)
Metals	306,352	(2,897,836)	4,697,074	(4,929,549)
Softs	(455,626)	738,615	56,687	(1,717,092)
Stock indices	877,476	9,185,149	(964,032)	8,849,510
Total futures contracts	(3,415,110)	20,315,798	1,257,119	44,483,936

Forward currency contracts	468,824	2,677,615	(4,754,461)	6,925,706

Total futures and forward currency contracts	$(2,946,286)	$22,993,413	$(3,497,342)	$51,409,642

For the three months ended June 30, 2025 and 2024, the monthly average number of futures contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2025	2024

Average bought	49,941	65,105
Average sold	55,729	66,551
Average notional (in billions)	$3.5	$4.3

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2025 and December 31, 2024.

Offsetting of derivative assets and liabilities at June 30, 2025
		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Forward currency contracts
Counterparty G	$4,306,410	$(2,643,030)	$1,663,380
Counterparty K	6,234,368	(5,061,073)	1,173,295
Total forward currency contracts	10,540,778	(7,704,103)	2,836,675

Total assets	$10,540,778	$(7,704,103)	$2,836,675

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statements of	the Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$667,211	$(539,918)	$127,293
Counterparty J	1,326,900	(323,592)	1,003,308
Counterparty L	5,616,303	(3,790,303)	1,826,000
Total futures contracts	7,610,414	(4,653,813)	2,956,601

Total liabilities	$7,610,414	$(4,653,813)	$2,956,601

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty G	$1,663,380	$-	$-	$1,663,380
Counterparty K	1,173,295	-	-	1,173,295
Total	$2,836,675	$-	$-	$2,836,675

		Amounts Not Offset in the Statements of Financial Condition

	Net amounts of
	Liabilities
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty C	$127,293	$-	$127,293	$-
Counterparty J	1,003,308	-	1,003,308	-
Counterparty L	1,826,000	-	1,826,000	-
Total	$2,956,601	$-	$2,956,601	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2025.
(4) Net amount represents the amounts owed by the Master Fund to each counterparty as of June 30, 2025.

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

The Master Fund’s forward currency trading activities are cleared by DB, and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $35,864,088 and $42,358,701 at June 30, 2025 and December 31, 2024, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2025 and 2024. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	June 30, 2025	June 30, 2024
Profit share earned	$-	$766,420
Reversal of profit share (1)	(41,723)	(707,001)
Profit share accrued	213	3,185,139
Total profit share	$(41,510)	$3,244,558

	Six months ended:	Six months ended:
	June 30, 2025	June 30, 2024
Profit share earned	$3,035	$769,680
Profit share accrued	213	3,185,139
Total profit share	$3,248	$3,954,819

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

7. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2025 to August 13, 2025, the date this Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due to limited open interest in certain futures markets or to daily price fluctuation limits, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations for the three and six months ended June 30, 2025, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2025

		Total
		Partners'
		Capital of the
Month Ended:		Partnership
June 30, 2025		$112,408,640
March 31, 2025		116,121,737
December 31, 2024		121,077,762

	Three Months	Six Months
Change in Partners' Capital	$(3,713,097)	$(8,669,122)
Percent Change	(3.20)%	(7.16)%

THREE MONTHS ENDED JUNE 30, 2025

The decrease in the Partnership’s net assets of $3,713,097 was attributable to net loss after profit share of $1,653,691 and withdrawals of $2,066,905 which were partially offset by contributions of $7,499.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2025 decreased $93,824 relative to the corresponding period in 2024. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2025, relative to the corresponding period in 2024.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended June 30, 2025 decreased

$91,434 relative to the corresponding period in 2024. The decrease was due predominantly to a decrease in the average net asset value of commission paying investors of the Partnership during the three months ended June 30, 2025, relative to the corresponding period in 2024.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2025 increased $20,039 relative to the corresponding period in 2024. The increase was due to an increase in audit, tax, consulting, and marketing fees charged to the Partnership during the three months ended June 30, 2025, relative to the corresponding period in 2024.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2025 decreased $520,557 relative to the corresponding period in 2024. The decrease was due predominantly to a decrease in short-term U.S. Treasury yields and a decrease in the average net asset value of the Partnership during the three months ended June 30, 2025, relative to the corresponding period in 2024.

For the three months ended June 30, 2025, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $1,731,916 from trading operations (including foreign exchange transactions and translations). Management fees of $482,763, selling commissions and platform fees of $486,449, administrative and operating expenses of $136,174, and custody fees and other expenses of $6,371. Interest income of $1,189,982 offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $1,653,691.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.08%
Energies	(1.11)%
Grains	0.07%
Interest rates	0.06%
Livestock	0.04%
Metals	0.06%
Softs	(0.10)%
Stock indices	0.23%
Trading loss*	(0.67)%

* Percentage of the Partnership Capital. Currencies include a 0.65% gain related to currency hedging allocated at the Master Fund level solely to the Cayman Feeder’s Class GBP Shares.

SIX MONTHS ENDED JUNE 30, 2025

The decrease in the Partnership’s net assets of $8,669,122 was attributable to net loss after profit share of $2,167,538 and withdrawals of $6,812,575 which were partially offset by contributions of $310,991.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2025 decreased $137,026 relative to the corresponding period in 2024. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2025, relative to the corresponding period in 2024.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the six months ended June 30, 2025 decreased $137,201 relative to the corresponding period in 2024. The decrease was due predominantly to a decrease in the average net asset value of commission paying investors of the Partnership during the six months ended June 30, 2025, relative to the corresponding period in 2024.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2025 increased $17,141 relative to the corresponding period in 2024. The increase was due to an increase in audit, tax, consulting, and marketing fees charged to the Partnership during the six months ended June 30, 2025, relative to the corresponding period in 2024.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2025 decreased $822,944 relative to the corresponding period in 2024. The decrease was due predominantly to a decrease in short-term U.S. Treasury yields and a decrease in the average net asset value of the Partnership during the six months ended June 30, 2025, relative to the corresponding period in 2024.

For the six months ended June 30, 2025, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized losses of $2,410,874 from trading operations (including foreign exchange transactions and translations). Management fees of $989,188, selling commissions and platform fees of $995,323, administrative and operating expenses of $264,952, custody fees and other expenses of $12,718, and profit share of $1,277 were incurred. Interest income of $2,506,794 offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $2,167,538.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(1.55)%
Energies	(0.44)%
Grains	(0.03)%
Interest rates	0.34%
Livestock	0.03%
Metals	1.10%
Softs	0.02%
Stock indices	(0.21)%
Trading loss*	(0.74)%

* Percentage of the Partnership Capital. Currencies include a 0.97% gain related to currency hedging allocated at the Master Fund level solely to the Cayman Feeder’s Class GBP Shares.

MANAGEMENT DISCUSSION –2025

Three months ended June 30, 2025

The Partnership was unprofitable during the quarter as losses from trading energy futures, currency forwards and, to a lesser extent, soft commodity futures outpaced the gains from trading equity, interest rate, metal and agricultural commodity futures.

Financial and commodity markets were volatile during the second quarter amidst a number of events including: the Trump administration’s announcement of tariffs despite a 90-day delay to facilitate bilateral negotiations; concerns about the expected deficit and debt implications of the tax and spending within the “One Big Beautiful Bill”; and the Israeli and U.S. attacks on Iran’s uranium enrichment and weapons programs and subsequent ceasefire.

Energy prices were highly volatile during the quarter. For example, Brent crude oil started the quarter near $75/barrel but fell sharply to $60/barrel at the end of April as the U.S.-China trade dispute led economists and analysts to lower their forecasts for global growth, oil demand and prices. Additionally, Organization of the Petroleum Exporting Countries (“OPEC+”) suggested its program of output hikes could be accelerated in coming months. Then, after a period of stability, prices soared above $77/barrel during the 12-day conflict between Iran and Israel/the U.S. Finally, as the ceasefire in that conflict took hold, the price dropped back near $67/barrel. Long positions in Brent and WTI crude oil were unprofitable. Natural gas prices also proved volatile during the quarter. U.S. and United Kingdom (“U.K.”) natural gas prices experienced multi-month lows in April amidst warm temperatures in the U.S. and Europe, healthy natural gas inventories and strong U.S. production. However, during May, prices rose as Europe looked to replenish its depleted reserves and the U.S.-China trade accord seemingly impacted global energy demand, at least temporarily. In June, prices spiked higher during the Israel-Iran conflict and decreased toward the lowest levels of the quarter as a ceasefire was implemented. Amidst the volatility, losses were sustained trading U.S. and European Title Transfer Facility (TTF). Elsewhere, a long position in RBOB gasoline was profitable.

Uncertainty surrounding the structure, goals and ultimate impact of the Trump tariffs, worries over the Federal Reserve (“Fed”) independence and fears about the U.S. fiscal deficits and debt possibly contributed to a shift away from the U.S. dollar. The economic outlook for Europe seemingly due in part to expanding defense and infrastructure spending, especially from Germany, also possibly weighed on the U.S. dollar. The U.S. dollar dropped in April, stabilized somewhat in May and drifted lower again in June, declining about 7% overall during the quarter as measured by the Bloomberg Dollar Index Spot (DXY) spot rate and Bloomberg Dollar Spot Index (BBDXY). Long U.S. dollar trades versus the Swiss franc, Korean won, Israeli shekel, U.K. pound, New Zealand, Australian and Canadian dollars and a few other currencies posted losses, especially in April. Meanwhile, long positions in the high-yield Brazilian real, Mexican peso and Polish zloty and a few other currencies against the U.S. dollar produced partially offsetting profits. A long U.S. dollar trade relative to the Japanese yen early in April was also profitable.

Coffee futures prices experienced volatility during the quarter. In April, concerns over Brazil’s 2025/26 coffee crop, low inventories and tariff issues seemed to strengthen prices. Later, prices seemed to weaken amidst strong harvest progress in Brazil for the 2025/26 crop and expectations of abundant global supply, particularly from top producer Vietnam. A long Arabica coffee position was unprofitable and was significantly reduced. Meanwhile, long cocoa futures positions registered partially offsetting profits as prices rose early in the quarter, coinciding with supply concerns in West Africa and unexpectedly strong demand from Europe, the U.S., and Asia.

Equity markets were volatile during the quarter. Early in the period, global equity markets sold off amid U.S. tariff announcements. Subsequently, however, they rebounded while implementation delays were announced and negotiations tentatively ensued. Amid concerns about U.S. fiscal policy initiatives, global monetary policy and geopolitical hotspots, the recovery was not smooth. On balance, long positions in U.S., Japanese, Taiwanese, Singaporean and Korean equity futures, and trading of the emerging markets EEM index futures were profitable. On the other hand, long positions in European and Chinese stock index futures, and trading of Brazilian and Indian index futures posted largely offsetting losses.

Trading of interest rate futures was mixed and slightly profitable from April through June. Long positions in short-term U.S., British, Australian and Italian interest rate futures were profitable, especially early in the period amidst economic, political and geopolitical uncertainties. A short Japanese government bond trade was also profitable as market participants seemed to be wary of a Bank of Japan rate hike. A short U.K. gilt position was also profitable as the Bank of England did not cut official rates. Conversely, trading of German, French, U.S. and Canadian note and bond futures generated largely offsetting losses as the Fed did not cut interest rates, the U.S. and China reached a temporary trade compromise and there were concerns about government deficits and debt globally and geopolitical risks.

Metal prices were volatile during the period. Early in the quarter, worries about the impact of tariffs on trade and economic growth seemed to weigh down prices of copper, aluminum and silver, palladium and platinum—metals that have significant industrial uses. Meanwhile, gold prices increased amid economic, political and geopolitical uncertainties. Later in the quarter, however, silver and platinum prices, which had trailed behind gold’s persistent rally, increased to over 10-year highs, possibly impacted by safe-haven demand amid heightened Middle East tensions and a tight supply background. Copper and aluminum prices also pushed higher, possibly reflecting tariff-related squeezes and expectations that manufacturing demand would remain robust this year. Meanwhile, gold prices decreased as the U.S. brokered a ceasefire to the 12-day Iran-Israel/U.S. conflict. On balance, gains from trading gold and silver were slightly larger than the losses from trading copper, aluminum and platinum.

Short corn, soybean and wheat positions were profitable while prices declined alongside ample supply prospects for the U.S., Brazil and Russia. On the other hand, trading soybean oil, during a period of concern about U.S. and Indonesian biofuel blending mandates, resulted in a largely offsetting loss.

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

For the three months ended June 30, 2024, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $6,202,652 from trading operations (including foreign exchange transactions and translations). Management fees of $576,587, selling commissions and platform fees of $577,883, administrative and operating expenses of $116,135, custody fees and other expenses of $6,254, and profit share of $856,287 were paid or accrued. Interest income of $1,710,539 partially offset the Master Fund expenses allocated to the Partnership resulting in net income of $5,780,045.

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

For the six months ended June 30, 2024, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $14,333,718 from trading operations (including foreign exchange transactions and translations). Management fees of $1,126,214, selling commissions and platform fees of $1,132,524, administrative and operating expenses of $247,811, custody fees and other expenses of $11,917, and profit share of $872,962. Interest income of $3,330,068 partially offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $14,272,358.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedules of investments setting forth open futures, forward and other contracts at June 30, 2025 and December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On April 1, 2025, May 1, 2025 and June 1, 2025, the Partnership sold Units to new and existing limited partners of $2,669, $2,215, and $2,615. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B, and Series C limited partners during the three months ended June 30, 2025. There were no Series D or Series E redemptions.

	Series A		Series B		Series C
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
April 30, 2025	(423.5523)	$ 1,263.09	(18.6510)	$ 1,614.23	(106.2548)	$ 1,646.98
May 31, 2025	(27.2940)	1,255.07	-	1,606.65	(97.6057)	1,639.25
June 30, 2025	(825.5356)	1,269.39	(51.9940)	1,627.70	-	1,660.72

Total	(1,276.3819)		(70.6450)		(203.8605)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2025, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
General Partner

Date: August 13, 2025

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)