Form 10-Q
period 2025-09-30
Millburn Multi-Markets Fund L.P.
filed 2025-11-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2025

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
As of and for the three and nine months ended September 30, 2025 and 2024 (unaudited)

Statements of Financial Condition (a)	1
Statements of Operations (c)	2
Statements of Changes in Partners’ Capital (b)	4
Statements of Financial Highlights (c)	6
Notes to Financial Statements	10

(a) At September 30, 2025 (unaudited) and December 31, 2024

(b) For the nine months ended September 30, 2025 and 2024 (unaudited)

(c) For the three and nine months ended September 30, 2025 and 2024 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

ASSETS	September 30, 2025
	(unaudited)	December 31, 2024
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$104,506,207	$121,077,762
Due from the Master Fund	390,655	1,395,871
Cash and cash equivalents	2,689	56,701

Total assets	$104,899,551	$122,530,334

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$2,689	$56,701
Capital withdrawals payable to Limited Partners	390,655	895,871
Capital withdrawal payable to General Partner	-	500,000

Total liabilities	393,344	1,452,572

PARTNERS’ CAPITAL:
General Partner	2,830,389	2,906,007

Limited partners:
Series A (72,642.4156 and 79,074.9857 units outstanding)	89,136,177	102,464,490
Series B (3,946.5727 and 4,457.8217 units outstanding)	6,240,771	7,333,525
Series C (1,707.9053 and 2,286.1305 units outstanding)	2,755,533	3,837,204
Series D (2,162.6442 and 2,785.5884 units outstanding)	3,168,943	4,270,156
Series E (356.5588 and 247.0895 units outstanding)	374,394	266,380

Total limited partners	101,675,818	118,171,755

Total partners’ capital	104,506,207	121,077,762

TOTAL	$104,899,551	$122,530,334

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,227.05	$1,295.79
Series B	$1,581.31	$1,645.09
Series C	$1,613.40	$1,678.47
Series D	$1,465.31	$1,532.95
Series E	$1,050.02	$1,078.07

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (unaudited)

	For the three months ended
	September 30, 2025	September 30, 2024
INVESTMENT INCOME:
Interest income, net (allocated from the Master Fund) (1)	$1,134,303	$1,571,136

EXPENSES:
Management fees (allocated from the Master Fund) (1)	462,976	518,556
Selling commissions and platform fees (allocated from the Master Fund) (1)	470,281	518,327
Administrative and operating expenses (allocated from the Master Fund) (1)	130,132	133,794
Custody fees and other expenses (allocated from the Master Fund) (1)	7,973	5,478

Total expenses	1,071,362	1,176,155

NET INVESTMENT INCOME	62,941	394,981

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(4,262,925)	(9,302,392)
Brokerage commissions (allocated from the Master Fund) (1)	(110,394)	(126,475)
Foreign exchange transaction	(84,950)	44,655
Net change in unrealized:
Futures and forward currency contracts	749,948	(2,323,330)
Foreign exchange translation	(16,142)	(45,473)
Net gains from U.S. Treasury notes:
Realized	388	3,156
Net change in unrealized	98,718	249,015

Net realized and unrealized losses
allocated from the Master Fund	(3,625,357)	(11,500,844)

NET LOSS	(3,562,416)	(11,105,863)

LESS PROFIT SHARE ALLOCATION	-	(836,827)
FROM THE MASTER FUND

NET LOSS AFTER PROFIT SHARE	$(3,562,416)	$(10,269,036)

NET LOSS PER UNIT OUTSTANDING:
Series A	$(42.34)	$(109.16)
Series B	$(46.39)	$(119.81)
Series C	$(47.32)	$(122.24)
Series D	$(45.81)	$(117.44)
Series E	$(26.08)	$(86.11)

(1) The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.

See notes to financial statements (Unaudited)        (Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (unaudited)

	For the nine months ended
	September 30, 2025	September 30, 2024
INVESTMENT INCOME:
Interest income	$-	$330
Interest income, net (allocated from the Master Fund) (1)	3,641,097	4,900,874

Total interest income	3,641,097	4,901,204

EXPENSES:
Management fees (allocated from the Master Fund) (1)	1,452,164	1,644,770
Selling commissions and platform fees (allocated from the Master Fund) (1)	1,465,604	1,650,851
Administrative and operating expenses (allocated from the Master Fund) (1)	395,084	381,605
Custody fees and other expenses (allocated from the Master Fund) (1)	20,691	17,395

Total expenses	3,333,543	3,694,621

NET INVESTMENT INCOME	307,554	1,206,583

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(5,148,853)	2,059,453
Brokerage commissions (allocated from the Master Fund) (1)	(317,774)	(416,040)
Foreign exchange transaction	(174,785)	(7,799)
Net change in unrealized:
Futures and forward currency contracts	(399,101)	1,197,297
Foreign exchange translation	12,980	(99,402)
Net gains (losses) from U.S. Treasury notes:
Realized	752	(7,736)
Net change in unrealized	(9,450)	107,101

Net realized and unrealized gains (losses)
allocated from the Master Fund	(6,036,231)	2,832,874

NET INCOME (LOSS)	(5,728,677)	4,039,457

LESS PROFIT SHARE ALLOCATION	1,277	36,135
FROM THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$(5,729,954)	$4,003,322

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$(68.74)	$31.23
Series B	$(63.78)	$62.28
Series C	$(65.07)	$63.54
Series D	$(67.64)	$50.21
Series E	$(28.05)	$53.37

(1) The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.

See notes to financial statements (Unaudited)        (Concluded)

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners’ Capital (unaudited)
		For the nine months ended September 30, 2025

		Limited Partners
General
Partner		Series A		Series B		Series C		Series D		Series E		Total
Amount		Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2025	$2,906,007	$102,464,490	79,074.9857	$7,333,525	4,457.8217	$3,837,204	2,286.1305	$4,270,156	2,785.5884	$266,380	247.0895	$121,077,762

Capital contributions	-	-	-	-	-	200,000	118.0838	-	-	118,501	109.4693	318,501
Capital withdrawals	-	(8,219,072)	(6,432.5701)	(835,278)	(511.2490)	(1,160,354)	(696.3090)	(945,398)	(622.9442)	-	-	(11,160,102)
Net loss before profit share	(75,618)	(5,109,241)	-	(257,009)	-	(121,606)	-	(154,716)	-	(10,487)	-	(5,728,677)
Profit share	-	-	-	(467)	-	289	-	(1,099)	-	-	-	(1,277)
PARTNERS’ CAPITAL —
September 30, 2025	$2,830,389	$89,136,177	72,642.4156	$6,240,771	3,946.5727	$2,755,533	1,707.9053	$3,168,943	2,162.6442	$374,394	356.5588	$104,506,207

Net Asset Value per Unit at
September 30, 2025			$1,227.05		$1,581.31		$1,613.40		$1,465.31		$1,050.02

See notes to financial statements (Unaudited)												(Continued)

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners’ Capital (unaudited)
		For the nine months ended September 30, 2024

		Limited Partners
General
Partner		Series A		Series B		Series C		Series D		Series E		Total
Amount		Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2024	$3,063,996	$105,476,328	87,158.9000	$7,114,188	4,701.2201	$3,625,396	2,348.1019	$4,559,744	3,218.3931	$90,125	92.9304	$123,929,777

Capital contributions	-	-	-	-	-	200,000	118.6900	50,000	34.4922	142,661	138.8621	392,661
Capital withdrawals	-	(9,838,833)	(7,530.2451)	(103,315)	(64.0020)	(16,130)	(9.3250)	(400,680)	(260.3078)	(4,788)	(4.3295)	(10,363,746)
Net income before profit share	168,573	3,247,160	-	295,354	-	141,336	-	182,298	-	4,736	-	4,039,457
Profit share	-	(34,564)	-	(93)	-	(195)	-	(1,283)	-	-	-	(36,135)
PARTNERS’ CAPITAL —
September 30, 2024	$3,232,569	$98,850,091	79,628.6549	$7,306,134	4,637.2181	$3,950,407	2,457.4669	$4,390,079	2,992.5775	$ 232,734	227.4630	$117,962,014

Net Asset Value per Unit at
September 30, 2024			$1,241.39		$1,575.54		$1,607.51		$1,466.99		$1,023.18

See notes to financial statements (Unaudited)												(Concluded)

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended September 30, 2025

The following information presents per unit operating performance data for each series for the three months ended September 30, 2025.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,269.39	$1,627.70	$1,660.72	$1,511.12	$1,076.10

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (loss) (1)	(0.29)	7.70	7.99	4.31	9.70
Total trading and investing losses (1)	(42.05)	(54.09)	(55.31)	(50.12)	(35.78)

Net loss before profit share allocation from the Master Fund	(42.34)	(46.39)	(47.32)	(45.81)	(26.08)

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	0.00	0.00	0.00

Net loss from operations after profit share allocation from the Master Fund	(42.34)	(46.39)	(47.32)	(45.81)	(26.08)

NET ASSET VALUE PER UNIT — End of period	$1,227.05	$1,581.31	$1,613.40	$1,465.31	$1,050.02

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(3.34)%	(2.85)%	(2.85)%	(3.03)%	(2.42)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	0.00	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(3.34)%	(2.85)%	(2.85)%	(3.03)%	(2.42)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.27%	2.26%	2.26%	3.01%	0.51%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00	0.00	0.00

Total expenses	4.27%	2.26%	2.26%	3.01%	0.51%

Net investment income (loss) (3) (4) (5)	(0.10)%	1.91%	1.91%	1.15%	3.65%

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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the nine months ended September 30, 2025

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2025.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,295.79	$1,645.09	$1,678.47	$1,532.95	$1,078.07

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	0.28	24.74	25.37	14.54	30.25
Total trading and investing losses (1)	(69.02)	(88.41)	(90.57)	(81.73)	(58.30)

Net loss before profit share allocation to (from) the Master Fund	(68.74)	(63.67)	(65.20)	(67.19)	(28.05)

Less: profit share allocation to (from) the Master Fund (1) (6)	0.00	0.11	(0.13)	0.45	0.00

Net loss from operations after profit share allocation to (from) the Master Fund	(68.74)	(63.78)	(65.07)	(67.64)	(28.05)

NET ASSET VALUE PER UNIT — End of period	$1,227.05	$1,581.31	$1,613.40	$1,465.31	$1,050.02

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION TO (FROM) THE MASTER FUND (2)	(5.30)%	(3.87)%	(3.89)%	(4.38)%	(2.60)%

LESS: PROFIT SHARE ALLOCATION TO (FROM) THE MASTER FUND (2) (6)	0.00	0.01	(0.01)	0.03	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION TO (FROM) THE MASTER FUND (2)	(5.30)%	(3.88)%	(3.88)%	(4.41)%	(2.60)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.25%	2.24%	2.24%	2.99%	0.49%
Profit share allocation from the Master Fund (2) (6)	0.00	0.01	(0.01)	0.03	0.00

Total expenses	4.25%	2.25%	2.23%	3.02%	0.49%

Net investment income (3) (4) (5)	0.03%	2.03%	2.04%	1.28%	3.76%

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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended September 30, 2024

The following information presents per unit operating performance data for each series for the three months ended September 30, 2024.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,350.55	$1,695.35	$1,729.75	$1,584.43	$1,109.29

INCOME ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	3.04	11.87	12.09	8.27	12.19
Total trading and investing losses (1)	(119.81)	(151.89)	(155.43)	(141.14)	(98.30)

Net loss before profit share allocation from the Master Fund	(116.77)	(140.02)	(143.34)	(132.87)	(86.11)

Less: profit share allocation from the Master Fund (1) (6)	(7.61)	(20.21)	(21.10)	(15.43)	0.00

Net loss from operations after profit share allocation from the Master Fund	(109.16)	(119.81)	(122.24)	(117.44)	(86.11)

NET ASSET VALUE PER UNIT — End of period	$1,241.39	$1,575.54	$1,607.51	$1,466.99	$1,023.18

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(8.71)%	(8.33)%	(8.32)%	(8.48)%	(7.76)%

LESS: PROFIT SHARE ALLOCATION TO THE MASTER FUND (2) (6)	(0.63)	(1.26)	(1.25)	(1.07)	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(8.08)%	(7.07)%	(7.07)%	(7.41)%	(7.76)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.21%	2.21%	2.22%	2.96%	0.46%
Profit share allocation from the Master Fund (2) (6)	(0.63)	(1.26)	(1.25)	(1.07)	0.00

Total expenses	3.58%	0.95%	0.97%	1.89%	0.46%

Net investment income (3) (4) (5)	0.96%	2.95%	2.95%	2.20%	4.69%

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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the nine months ended September 30, 2024

The following information presents per unit operating performance data for each series for the nine months ended September 30, 2024.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,210.16	$1,513.26	$1,543.97	$1,416.78	$969.81

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	9.03	35.96	36.67	24.94	37.24
Total trading and investing gains (1)	22.62	26.50	26.64	25.69	16.13

Net income before profit share allocation from the Master Fund	31.65	62.46	63.31	50.63	53.37

Less: profit share allocation to (from) the Master Fund (1) (6)	0.42	0.18	(0.23)	0.42	0.00

Net income from operations after profit share allocation from the Master Fund	31.23	62.28	63.54	50.21	53.37

NET ASSET VALUE PER UNIT — End of period	$1,241.39	$1,575.54	$1,607.51	$1,466.99	$1,023.18

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	2.61%	4.13%	4.11%	3.57%	5.50%

LESS: PROFIT SHARE ALLOCATION TO (FROM) THE MASTER FUND (2) (6)	0.03	0.01	(0.01)	0.03	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	2.58%	4.12%	4.12%	3.54%	5.50%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.18%	2.18%	2.18%	2.93%	0.41%
Profit share allocation from the Master Fund (2) (6)	0.03	0.01	(0.01)	0.03	0.00

Total expenses	4.21%	2.19%	2.17%	2.96%	0.41%

Net investment income (3) (4) (5)	0.92%	2.93%	2.93%	2.17%	4.66%

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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at September 30, 2025 (unaudited) and December 31, 2024 and the results of its operations for the three and nine months ended September 30, 2025 and 2024 (unaudited).

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

Subsequent to the issuance of the financial statements for the quarter ended September 30, 2024, the Partnership determined that Brokerage Commissions in the amount of $126,475 and $416,040, respectively, for the three months and nine months ended September 30, 2024, which were previously reported in Expenses in the Statements of Operations, should have been presented as a component of Realized and Unrealized Gains (Losses) in the Statements of Operations. As a result, Brokerage Commissions for the quarter ended September 30, 2024, are now reported within Realized and Unrealized Gains (Losses) instead of Expenses on the Statement of Operations and Statement of Financial Highlights in the accompanying financial statements for the quarter ended September 30, 2024. There was no impact on the amount previously reported for Net Assets at September 30, 2024.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2024.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at September 30, 2025 and December 31, 2024 was 27.72% and 28.05%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At September 30, 2025 and December 31, 2024, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C, Series D and Series E Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period.

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from October 1, 2025 to November 13, 2025, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

Millburn Multi-Markets Trading L.P.
Financial statements
As of and for the three and nine months ended September 30, 2025 and 2024 (unaudited)

Statements of Financial Condition (a)	12
Condensed Schedules of Investments (a)	13
Statements of Operations (c)	17
Statements of Changes in Partners’ Capital (b)	19
Statements of Financial Highlights (c)	20
Notes to Financial Statements	22

(a) At September 30, 2025 (unaudited) and December 31, 2024

(b) For the nine months ended September 30, 2025 and 2024 (unaudited)

(c) For the three and nine months ended September 30, 2025 and 2024 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	September 30, 2025
ASSETS	(unaudited)	December 31, 2024

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$67,794,699 and $72,229,741)	$67,840,252	$72,309,121
Net unrealized appreciation on open futures and forward currency contracts	2,731,724	3,173,807
Due from brokers, net	3,508,466	8,923,069
Cash denominated in foreign currencies (cost $3,312,150 and $3,958,254)	3,273,983	3,872,962

Total equity in trading accounts	77,354,425	88,278,959

INVESTMENTS IN U.S. TREASURY NOTES — at fair value
(amortized cost $292,386,786 and $316,308,299)	292,683,024	316,602,736

CASH AND CASH EQUIVALENTS	8,481,954	30,348,123

ACCRUED INTEREST RECEIVABLE	1,607,053	2,489,162

OTHER ASSETS	65	169

TOTAL	$380,126,521	$437,719,149

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$810,334	$661,510
Cash overdrafts denominated in foreign currencies (cost $495,249 and $0)	496,397	-
Subscriptions received in advance	247,000	90,000
Capital withdrawal payable to Limited Partners	419,967	2,285,933
Capital withdrawal payable to General Partner	-	1,710,536
Management fee payable	426,805	490,324
Selling commissions payable	151,357	174,164
Accrued expenses	611,554	242,262
Due to brokers, net	-	320,982
Commissions and other trading fees on open futures contracts	17,512	37,084

Total liabilities	3,180,926	6,012,795

PARTNERS’ CAPITAL	376,945,595	431,706,354

TOTAL	$380,126,521	$437,719,149

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

September 30, 2025

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$7,665
Energies	(0.06)	(237,910)
Interest rates:
30 Year U.S. Treasury Bond (85 contracts, settlement date December 2025)	0.00	21,750
Other interest rates	(0.08)	(305,449)

Total interest rates	(0.08)	(283,699)

Livestock	0.00	1,940
Metals	0.58	2,157,549
Softs	(0.01)	(24,150)
Stock indices	0.15	562,328

Total long futures contracts	0.58	2,183,723

Short futures contracts:
Currencies	(0.00)	(7,655)
Energies	0.02	91,208
Grains	0.36	1,376,719
Interest rates:
5 Year U.S. Treasury Note (391 contracts, settlement date December 2025)	0.01	20,047
Other interest rates	(0.05)	(178,044)

Total interest rates	(0.04)	(157,997)

Livestock	0.00	6,490
Metals	(0.52)	(1,949,071)
Softs	0.01	30,833
Stock indices	(0.07)	(277,894)

Total short futures contracts	(0.24)	(887,367)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.34	1,296,356

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.13)	(515,946)
Total short forward currency contracts	0.30	1,140,980

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.17	625,034

TOTAL	0.51%	$1,921,390

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

September 30, 2025

U.S. TREASURY NOTES
		Fair Value
		as a % of
		Partners’
Face Amount	Description	Capital	Fair Value

$121,270,000	U.S. Treasury notes, 2.250%, 11/15/2025	32.10%	$121,016,565
120,830,000	U.S. Treasury notes, 1.625%, 02/15/2026	31.79	119,827,017
122,020,000	U.S. Treasury notes, 1.500%, 08/15/2026	31.75	119,679,694
	Total investments in U.S. Treasury notes
	(amortized cost $360,181,485)	95.64%	$360,523,276

See notes to financial statements (Unaudited)	(Concluded)

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

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2024

U.S. TREASURY NOTES
		Fair Value
		as a % of
		Partners’
Face Amount	Description	Capital	Fair Value

$127,770,000	U.S. Treasury notes, 2.000%, 02/15/2025	29.51%	$127,410,647
129,330,000	U.S. Treasury notes, 2.125%, 05/15/2025	29.73	128,327,187
135,020,000	U.S. Treasury notes, 2.000%, 08/15/2025	30.85	133,174,023
	Total investments in U.S. Treasury notes
	(amortized cost $388,538,040)	90.09%	$388,911,857

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (unaudited)

	For the three months ended
	September 30	September 30
	2025	2024
INVESTMENT INCOME — Interest income, net	$4,217,654	$5,338,374

EXPENSES:
Management fees	1,366,163	1,407,701
Selling commissions and platform fees	470,286	518,332
Administrative and operating expenses	280,685	284,827
Custody fees and other expenses	30,213	18,667
Total expenses	2,147,347	2,229,527

NET INVESTMENT INCOME	2,070,307	3,108,847

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(16,171,415)	(31,117,979)
Brokerage commissions	(410,625)	(429,559)
Foreign exchange transaction	(321,360)	(26,987)
Net change in unrealized:
Futures and forward currency contracts	2,041,316	(6,634,696)
Foreign exchange translation	(58,279)	23,531
Net gains (losses) from U.S. Treasury notes
Realized	1,471	11,081
Net change in unrealized	365,836	847,565
Total net realized and unrealized losses	(14,553,056)	(37,327,044)

NET LOSS	(12,482,749)	(34,218,197)
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	91	(3,111,555)
NET LOSS AFTER PROFIT SHARE TO (FROM) GENERAL PARTNER	$(12,482,840)	$(31,106,642)

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Operations (unaudited)

	For the nine months ended
	September 30	September 30
	2025	2024
INVESTMENT INCOME — Interest income, net	$13,391,519	$16,436,566

EXPENSES:
Management fees	4,240,026	4,474,689
Selling commissions and platform fees	1,465,621	1,650,868
Administrative and operating expenses	838,158	836,430
Custody fees and other expenses	76,838	57,543
Total expenses	6,620,643	7,019,530

NET INVESTMENT INCOME	6,770,876	9,417,036

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(17,036,534)	7,469,718
Brokerage commissions	(1,170,180)	(1,394,270)
Foreign exchange transaction	(650,051)	(241,708)
Net change in unrealized:
Futures and forward currency contracts	(590,907)	6,187,249
Foreign exchange translation	48,273	(112,072)
Net gains (losses) from U.S. Treasury notes
Realized	2,797	(24,430)
Net change in unrealized	(32,026)	361,426
Total net realized and unrealized gains (losses)	(19,428,628)	12,245,913

NET INCOME (LOSS)	(12,657,752)	21,662,949
LESS PROFIT SHARE TO GENERAL PARTNER	3,339	843,264
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(12,661,091)	$20,819,685

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (unaudited)

For the nine months ended September 30, 2025
	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2025	$430,373,310	$-	$1,333,044	$431,706,354
Contributions	1,326,500	3,339	-	1,329,839
Withdrawals	(43,429,507)	-	-	(43,429,507)
Net loss before profit share	(12,625,912)	(120)	(31,720)	(12,657,752)
General Partner’s allocation - profit share	(3,339)	-	-	(3,339)
PARTNERS’ CAPITAL- September 30, 2025	$375,641,052	$3,219	$1,301,324	$376,945,595

For the nine months ended September 30, 2024
	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2024	$413,703,860	$-	$1,196,120	$414,899,980
Contributions	30,891,408	789,812	-	31,681,220
Withdrawals	(57,691,882)	-	-	(57,691,882)
Net income (loss) before profit share	21,667,293	(72,447)	68,103	21,662,949
General Partner’s allocation - profit share	(843,264)	-	-	(843,264)
PARTNERS’ CAPITAL- September 30, 2024	$407,727,415	$717,365	$1,264,223	$409,709,003

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the nine months ended
	September 30	September 30	September 30	September 30
	2025	2024	2025	2024

Total return before General Partner profit share allocation (3)	(2.77)%	(8.27)%	(3.65)%	4.31%
Less: General Partner profit share allocation (3)	-	(1.31)	-	-

Total return after General Partner profit share allocation (3)	(2.77)%	(6.96)%	(3.65)%	4.31%

Ratios to average net asset value:
Expenses (1) (4)	1.95%	1.94%	1.94%	1.95%
General Partner profit share allocation (3)	-	(1.31)	-	-

Total expenses (1)	1.95%	0.63%	1.94%	1.95%

Net investment income (1) (2) (4)	2.21%	3.26%	2.35%	3.15%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1) Includes the Limited Partner’s proportionate share of expenses allocated from the Master Fund’s operations for the three and nine months ended September 30, 2025 and 2024.
(2) Excludes General Partner profit share allocation and includes interest income.
(3) Not Annualized.
(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the nine months ended
	September 30	September 30	September 30	September 30
	2025	2024	2025	2024

Total return before General Partner profit share allocation (3)	(3.06)%	(7.85)%	(3.08)%	4.60%
Less: General Partner profit share allocation (3)	-	(0.75)	-	0.20

Total return after General Partner profit share allocation (3)	(3.06)%	(7.10)%	(3.08)%	4.40%

Ratios to average net asset value:
Expenses (1) (4)	2.15%	2.17%	2.11%	2.19%
General Partner profit share allocation (3)	-	(0.75)	-	0.20

Total expenses (1)	2.15%	1.42%	2.11%	2.39%

Net investment income (1) (2) (4)	2.02%	3.02%	2.18%	2.89%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the Limited Partners’ proportionate share of expenses allocated from the Master Fund’s operations for the three and nine months ended September 30, 2025 and 2024.
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

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at September 30, 2025 (unaudited) and December 31, 2024 (audited) and the results of its operations for the three and nine months ended September 30, 2025 and 2024 (unaudited).

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

Subsequent to the issuance of the financial statements for the quarter ended September 30 2024, the Partnership determined that Brokerage Commissions in the amount of $429,559 and $1,394,270, respectively, for the three months and nine months ended September 30, 2024, which were previously reported in Expenses in the Statements of Operations, should have been presented as a component of Realized and Unrealized Gains (Losses) in the Statements of Operations. As a result, Brokerage Commissions for the quarter ended September 30, 2024, are now reported within Realized and Unrealized Gains (Losses) instead of Expenses on the Statement of Operations, and are excluded from the Ratios To Average Net Asset Value related to Expenses and Net investment income in the accompanying financial statements for the quarter ended September 30, 2024. There was no impact to the total amount previously reported for Net Income (Loss) After Profit Share to General Partner for quarter ended September 30, 2024, and there was no impact on the amount previously reported for Net Assets at September 30, 2024.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At September 30, 2025 and December 31, 2024, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	September 30,	December 31,
	2025	2024
Partnership	27.72%	28.05%
Cayman Feeder	54.18%	54.87%

Total	81.90%	82.92%

The capital withdrawals payable at September 30, 2025 and December 31, 2024 were $419,967 and $3,996,469, respectively, as detailed below.

	September 30,	December 31,
	2025	2024
Direct investors (1)	$25,918	$2,350,598
Partnership	390,655	1,395,871
Cayman Feeder	3,394	250,000

Total	$419,967	$3,996,469

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

During the three and nine months ended September 30, 2025 and 2024, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of September 30, 2025 and December 31, 2024 in valuing the Master Fund’s investments at fair value. At September 30, 2025 and December 31, 2024, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2025
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$360,523,276	$-	$360,523,276

Short-Term Money Market Fund*	8,231,954	-	8,231,954
Exchange-traded futures contracts
Currencies	10	-	10
Energies	(146,702)	-	(146,702)
Grains	1,376,719	-	1,376,719
Interest rates	(441,696)	-	(441,696)
Livestock	8,430	-	8,430
Metals	208,478	-	208,478
Softs	6,683	-	6,683
Stock indices	284,434	-	284,434

Total exchange-traded futures contracts	1,296,356	-	1,296,356

Over-the-counter forward currency contracts	-	625,034	625,034

Total futures and forward currency contracts (2)	1,296,356	625,034	1,921,390

Total financial assets and liabilities at fair value	$370,051,586	$625,034	$370,676,620

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$67,840,252
Investments in U.S. Treasury notes held in custody			292,683,024
Total investments in U.S. Treasury notes			$360,523,276

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,731,724
Net unrealized depreciation on open futures and forward currency contracts			(810,334)
Total net unrealized appreciation on open futures and forward currency contracts			$1,921,390

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2024
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$388,911,857	$-	$388,911,857

Short-Term Money Market Fund*	30,098,123	-	30,098,123
Exchange-traded futures contracts
Currencies	388,872	-	388,872
Energies	1,907,245	-	1,907,245
Grains	(394,125)	-	(394,125)
Interest rates	(499,759)	-	(499,759)
Livestock	4,480	-	4,480
Metals	(796,957)	-	(796,957)
Softs	498,911	-	498,911
Stock indices	(546,693)	-	(546,693)

Total exchange-traded futures contracts	561,974	-	561,974

Over-the-counter forward currency contracts	-	1,950,323	1,950,323

Total futures and forward currency contracts (2)	561,974	1,950,323	2,512,297

Total financial assets and liabilities at fair value	$419,571,954	$1,950,323	$421,522,277

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$72,309,121
Investments in U.S. Treasury notes			316,602,736
Total investments in U.S. Treasury notes			$388,911,857

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,173,807
Net unrealized depreciation on open futures and forward currency contracts			(661,510)
Total net unrealized appreciation on open futures and forward currency contracts			$2,512,297

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at September 30, 2025 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2025 and December 31, 2024. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2025

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$7,665	$-	$126,799	$(134,454)	$10
Energies	26,140	(264,050)	132,450	(41,242)	(146,702)
Grains	-	-	1,410,958	(34,239)	1,376,719
Interest rates	155,891	(439,590)	127,229	(285,226)	(441,696)
Livestock	1,940	-	9,370	(2,880)	8,430
Metals	2,303,103	(145,554)	48,279	(1,997,350)	208,478
Softs	41,089	(65,239)	35,470	(4,637)	6,683
Stock indices	707,393	(145,065)	169,685	(447,579)	284,434
Total futures contracts	3,243,221	(1,059,498)	2,060,240	(2,947,607)	1,296,356

Forward currency contracts	2,585,770	(3,101,716)	3,284,723	(2,143,743)	625,034

Total futures and forward currency contracts	$5,828,991	$(4,161,214)	$5,344,963	$(5,091,350)	$1,921,390

Fair value of futures and forward currency contracts at December 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$-	$(118,694)	$511,079	$(3,513)	$388,872
Energies	2,202,407	(23,240)	383	(272,305)	1,907,245
Grains	-	-	101,118	(495,243)	(394,125)
Interest rates	82,166	(556,820)	930,311	(955,416)	(499,759)
Livestock	3,270	-	1,210	-	4,480
Metals	138,343	(2,302,090)	1,429,240	(62,450)	(796,957)
Softs	338,426	(58,588)	220,248	(1,175)	498,911
Stock indices	261,314	(1,459,779)	728,726	(76,954)	(546,693)
Total futures contracts	3,025,926	(4,519,211)	3,922,315	(1,867,056)	561,974

Forward currency contracts	64,781	(9,487,330)	11,458,137	(85,265)	1,950,323

Total futures and forward currency contracts	$3,090,707	$(14,006,541)	$15,380,452	$(1,952,321)	$2,512,297

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and nine months ended September 30, 2025 and 2024 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2025 and 2024

	Three months	Three months	Nine months	Nine months
	ended:	ended:	ended:	ended:
	September 30	September 30	September 30	September 30
Sector	2025	2024	2025	2024
Futures contracts:
Currencies	$833,083	$(3,672,869)	$(1,244,338)	$(695,964)
Energies	(965,614)	(15,017,785)	(2,866,708)	(6,378,863)
Grains	1,562,666	(1,643,764)	1,285,673	3,349,712
Interest rates	(13,922,551)	(11,314,507)	(12,254,603)	14,615,367
Livestock	13,120	(172,360)	68,070	(430,470)
Metals	(491,601)	2,352,387	4,205,473	(2,577,162)
Softs	216,445	438,764	273,132	(1,278,328)
Stock indices	(2,405,375)	2,938,986	(3,369,407)	11,788,496
Total futures contracts	(15,159,827)	(26,091,148)	(13,902,708)	18,392,788

Forward currency contracts	1,029,728	(11,661,527)	(3,724,733)	(4,735,821)

Total futures and forward currency contracts	$(14,130,099)	$(37,752,675)	$(17,627,441)	$13,656,967

For the three months ended September 30, 2025 and 2024, the monthly average number of futures contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2025	2024

Average bought	61,197	60,570
Average sold	60,903	51,188
Average notional (in billions)	$4.1	$4.1

The customer agreements between the Master Fund, the futures clearing brokers including, Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.) and Goldman Sachs & Co. LLC, as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”), give the Master Fund the legal right to net unrealized gains and losses on open futures and forward currency contracts. The Master Fund netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under FASB Codification Topic 210, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2025 and December 31, 2024.

Offsetting of derivative assets and liabilities at September 30, 2025
		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty J	$1,994,881	$(274,459)	$1,720,422

Forward currency contracts
Counterparty G	2,090,797	(1,079,495)	1,011,302

Total assets	$4,085,678	$(1,353,954)	$2,731,724

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statements of	the Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$506,944	$(379,157)	$127,787
Counterparty L	3,225,702	(2,929,423)	296,279
Total futures contracts	3,732,646	(3,308,580)	424,066

Forward currency contracts
Counterparty K	4,165,964	(3,779,696)	386,268

Total liabilities	$7,898,610	$(7,088,276)	$810,334

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty J	$1,720,422	$-	$(1,720,422)	$-
Counterparty G	1,011,302	-	-	1,011,302
Total	$2,731,724	$-	$(1,720,422)	$1,011,302

		Amounts Not Offset in the Statements of Financial Condition

	Net amounts of
	Liabilities
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty C	$127,787	$-	$127,787	$-
Counterparty L	296,279	-	296,279	-
Counterparty K	386,268	-	386,268	-
Total	$810,334	$-	$810,334	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2025.
(4) Net amount represents the amounts owed by the Master Fund to each counterparty as of September 30, 2025.

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

The Master Fund’s forward currency trading activities are cleared by DB, and BA. The Master Fund’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $33,920,970 and $42,358,701 at September 30, 2025 and December 31, 2024, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2025 and 2024. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	September 30, 2025	September 30, 2024
Profit share earned	$304	$20,132
Reversal of profit share (1)	(213)	(3,185,139)
Profit share accrued	-	53,452
Total profit share	$91	$(3,111,555)

	Nine months ended:	Nine months ended:
	September 30, 2025	September 30, 2024
Profit share earned	$3,339	$789,812
Profit share accrued	-	53,452
Total profit share	$3,339	$843,264

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

7. DUE FROM/TO BROKERS

At September 30, 2025 and December 31, 2024, due from and due to brokers balances, if any, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from brokers balance also includes cash held as collateral at Bank of America, N.A.

8. SUBSEQUENT EVENTS

During the period from October 1, 2025 to November 13, 2025, withdrawals of $66,832,063 were made from the Master Fund. The General Partner has performed its evaluation of subsequent events through November 13, 2025, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due to limited open interest in certain futures markets or to daily price fluctuation limits, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations for the three and nine months ended September 30, 2025, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2025

		Total
		Partners'
		Capital of the
Month Ended:		Partnership
September 30, 2025		$104,506,207
June 30, 2025		112,408,640
December 31, 2024		121,077,762

	Three Months	Nine Months
Change in Partners' Capital	$(7,902,433)	$(16,571,555)
Percent Change	(7.03)%	(13.69)%

THREE MONTHS ENDED SEPTEMBER 30, 2025

The decrease in the Partnership’s net assets of $7,902,433 was attributable to net loss after profit share of $3,562,416 and withdrawals of $4,347,527 which were partially offset by contributions of $7,510.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2025 decreased $55,580 relative to the corresponding period in 2024.

The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended September 30, 2025, relative to the corresponding period in 2024.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended September 30, 2025 decreased $48,046 relative to the corresponding period in 2024. The decrease was due predominantly to a decrease in the average net asset value of commission paying investors of the Partnership during the three months ended September 30, 2025, relative to the corresponding period in 2024.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2025 decreased $3,662 relative to the corresponding period in 2024. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended September 30, 2025, relative to the corresponding period in 2024.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended September 30, 2025 decreased $436,833 relative to the corresponding period in 2024. The decrease was due predominantly to a decrease in short-term U.S. Treasury yields and a decrease in the average net asset value of the Partnership during the three months ended September 30, 2025, relative to the corresponding period in 2024.

For the three months ended September 30, 2025, the Partnership, through its investment in the Master Fund, had net realized and unrealized losses of $3,625,357 from trading operations (including foreign exchange transactions and translations). Management fees of $462,976, selling commissions and platform fees of $470,281, administrative and operating expenses of $130,132, and custody fees and other expenses of $7,973. Interest income of $1,134,303 offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $3,562,416.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.46%
Energies	(0.32)%
Grains	0.42%
Interest rates	(3.42)%
Livestock	0.00%
Metals	(0.06)%
Softs	0.05%
Stock indices	(0.57)%
Trading loss*	(3.44)%

* Percentage of the Partnership Capital. Currencies include a 0.24% loss related to currency hedging allocated at the Master Fund level solely to the Cayman Feeder’s Class GBP Shares.

NINE MONTHS ENDED SEPTEMBER 30, 2025

The decrease in the Partnership’s net assets of $16,571,555 was attributable to net loss after profit share of $5,729,954 and withdrawals of $11,160,102 which were partially offset by contributions of $318,501.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2025 decreased $192,606 relative to the corresponding period in 2024. The decrease was due to a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2025, relative to the corresponding period in 2024.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the nine months ended September 30, 2025 decreased $185,247 relative to the corresponding period in 2024. The decrease was due predominantly to a decrease in the average net asset value of commission paying investors of the Partnership during the nine months ended September 30, 2025, relative to the corresponding period in 2024.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2025 increased $13,479 relative to the corresponding period in 2024. The increase was due to an increase in audit, tax, consulting, and marketing fees charged to the Partnership during the nine months ended September 30, 2025, relative to the corresponding period in 2024.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2025 decreased $1,259,777 relative to the corresponding period in 2024. The decrease was due predominantly to a decrease in short-term U.S. Treasury yields and a decrease in the average net asset value of the Partnership during the nine months ended September 30, 2025, relative to the corresponding period in 2024.

For the nine months ended September 30, 2025, the Partnership, through its investment in the Master Fund, had net realized and unrealized losses of $6,036,231 from trading operations (including foreign exchange transactions and translations). Management fees of $1,452,164, selling commissions and platform fees of $1,465,604, administrative and operating expenses of $395,084, custody fees and other expenses of $20,691, and profit share of $1,277 were incurred. Interest income of $3,641,097 offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $5,729,954.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(1.09)%
Energies	(0.76)%
Grains	0.39%
Interest rates	(3.09)%
Livestock	0.03%
Metals	1.04%
Softs	0.07%
Stock indices	(0.78)%
Trading loss*	(4.19)%

* Percentage of the Partnership Capital. Currencies include a 0.72% gain related to currency hedging allocated at the Master Fund level solely to the Cayman Feeder’s Class GBP Shares.

MANAGEMENT DISCUSSION –2025

Three months ended September 30, 2025

The Partnership was unprofitable during the quarter as losses from trading interest rate and equity index futures far outpaced the gain from trading currency forwards. Meanwhile, trading of commodity futures was nearly flat as profits from trading grain and soft commodity futures were marginally bigger than the losses from trading energy and metal futures.

Interest rates were volatile in the July-September period. Short-term interest rates generally declined as central banks cut official interest rates following receding inflation and concerns about slowing growth and employment, although sticky services, housing inflation and tariff uncertainties at times seemingly interrupted the declines. Meanwhile, medium- and long-term interest rates tended to rise amid concerns about the sustainability of fiscal policy agendas globally—especially in the United Kingdom (“U.K.”), France, Germany, Japan and the U.S.—although growth worries possibly limited the rise. Trading of French, Italian, German, U.K., U.S. and Australian interest rate futures was unprofitable.

Optimism around capital expenditure spending on artificial intelligence (“AI”), power and electricity, and defense and infrastructure, together with declines in official interest rates, seemed to strengthen equities during the quarter, although concerns about tariffs, trade, global growth, threats to Federal Reserve (“Fed”) independence and a looming U.S. government shutdown appeared to dampen investor enthusiasm at times. Against this background and China’s anti-involution program, long positions in Korean, Chinese, Hong Kong, Taiwanese and Singaporean

stock index futures were profitable. On the other hand, short positions in U.S., U.K., European and Brazilian equity futures posted fractionally larger losses.

The U.S. dollar, fell during the first half of 2025, rebounded in July, and resumed its decline in August and September. Growth concerns and signs of a slowing U.S. labor market coincided with the Fed’s rate cut cycle restart, concerns about Fed independence and expectations of an impending U.S. government shutdown. Short U.S. dollar trades versus the high-yielding Mexican peso and Brazilian real were profitable. Trading the U.S. dollar against the Swiss franc and British pound were also profitable. Similarly, long U.S. dollar positions relative to the New Zealand and Canadian dollars were profitable amid marked economic slowdowns in New Zealand and Canada, possibly impacted by trade difficulties. Comparatively, trading the U.S. dollar against the Chilean peso, Chinese renminbi and Singapore dollar registered partially offsetting losses.

Ample grain supplies and trade and tariff policy effects seemed to weigh on grain prices. For example, China’s decisions to discontinue its purchases of U.S. soybeans and to impose a provisional anti-dumping duty on Canadian canola effectively blocked access to the Chinese market for those products. Short positions in soybeans, wheat, corn and soybean oil were profitable.

Arabica Coffee prices rose late in the quarter, possibly impacted by a continued decline in certified stocks. At the same time, U.S. roasters searched for alternatives following the imposition of a 50% tariff on coffee exports from Brazil. Meanwhile, Brazil’s coffee-growing regions continued to face challenging weather conditions, including drought, irregular rainfall, and cold snaps, all of which typically threaten crop yields. A long Arabica futures trade was profitable.

Energy prices were volatile during the quarter. Prices decreased at times, possibly due to concerns over a global supply glut following the Internation Energy Agency’s forecast that supply will outpace demand in coming quarters and Organization of the Petroleum Exporting Countries’ (“OPEC+”) effort to restore idle capacity. Additional pressure seemingly came from expectations of reduced fuel consumption as the summer driving season came to an end. Comparatively, geopolitical tensions and supply risks surrounding events in Russia, Ukraine and India, together with stronger than expected U.S. growth data, appeared to help support oil prices. Long positions in crude oil and heating oil, along with trading of RBOB gasoline and carbon emissions, were unprofitable. Trading in European Title Transfer Facility (TTF) gas was also unprofitable as prices were volatile amid supply uncertainties surrounding geopolitical tensions from Russia’s war on Ukraine. On the other hand, a short U.S. natural gas trade was profitable as natural gas prices fell in volatile trading in July amid high production and inventory levels and moderate temperatures that seemingly impacted demand. A long London gas oil trade was also profitable in July.

Metal prices continued to be volatile amid tariff, trade, geopolitical and macroeconomic factors. A long Chicago copper trade was unprofitable in July when prices decreased as President Trump indicated that refined copper would be exempt from U.S. tariffs. Prices for metals with both precious and industrial uses, like platinum and silver, which had been seemingly weighed down by concerns about industrial demand, increased during the quarter, and short positions posted sizable losses. On the other hand, long gold trades were profitable as prices, completing their seventh straight weekly advance, closed the quarter at an all-time high near $3900/oz. amid a weaker dollar, hopes for lower U.S. interest rates and safe-haven demand. Buyers included central banks, institutional investors and retail investors.

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

For the three months ended September 30, 2024, the Partnership, through its investment in the Master Fund, had net realized and unrealized losses of $11,374,369 from trading operations (including foreign exchange transactions and translations). Management fees of $518,556, brokerage commissions of $126,475, selling commissions and platform fees of $518,327, administrative and operating expenses of $133,794, custody fees and other expenses of $5,478 were incurred. Interest income of $1,571,136 and the reversal of accrued profit share to the General Partner of $836,827 offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $10,269,036.

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

The Partnership, through its investment in the Master Fund, bears all trade-related commission and clearing charges due to third-party brokers. Brokerage commissions, through the Partnership’s investment in the Master Fund, for the nine months ended September 30, 2024 increased $17,186 relative to the corresponding period in 2023. The increase was due mostly to an increase in trading volume during the nine months ended September 30, 2024, relative to the corresponding period in 2023..

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedules of investments setting forth open futures, forward and other contracts at September 30, 2025 and December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On July 1, 2025, August 1, 2025 and September 1, 2025, the Partnership sold Units to new and existing limited partners of $2,689, $2,434, and $2,387. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B, Series C and Series D limited partners during the three months ended September 30, 2025. There were no Series E redemptions.

	Series A		Series B		Series C		Series D
Date of	Units	NAV	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
July 31, 2025	(746.8089)	$ 1,278.82	(110.6811)	$ 1,642.53	(445.8245)	$ 1,675.85	-	$ 1,523.94
August 31, 2025	(1,555.3910)	1,240.74	(89.6310)	1,596.28	-	1,628.67	-	1,480.10
September 30, 2025	(78.0378)	1,227.05	-	1,581.31	-	1,613.40	(201.2530)	1,465.31

Total	(2,380.2377)		(200.3121)		(445.8245)		(201.2530)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2025, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Date: November 13, 2025

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)