Form 10-K
period 2025-12-31
Millburn Multi-Markets Fund L.P.
filed 2026-03-31
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2025

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2025 and 2024 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2025, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)    General development of business

Millburn Multi-Markets Fund L.P.  (the “Partnership”) is a limited partnership organized September 8, 2008 under the Delaware Revised Uniform Limited Partnership Act. The Partnership commenced operations on August 1, 2009. The Partnership is required, pursuant to its Fourth Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), to invest all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”), a Delaware limited partnership that began trading on October 20, 2004. The Partnership is one of a number of investors in the Master Fund. As of December 31, 2025, the Partnership’s partnership percentage in the Master Fund was approximately 35.22% of total partners’ capital of the Master Fund. The general partner and trading advisor of the Partnership and the Master Fund is Millburn Ridgefield LLC, a Delaware limited liability company operating in New York, New York (the “General Partner”).

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

As of December 31, 2025, the aggregate net asset value of the Partnership was $102,624,923 and the aggregate net asset value of the Master Fund was $291,346,506. The net asset value of a Series A Unit originally sold for $1,000.00 as of August 1, 2009 was $1,232.18 as of December 31, 2025. The net asset value of a Series B Unit originally sold for $1,000.00 as of August 1, 2009 was $1,595.90 as of December 31, 2025. The net asset value of a Series C Unit originally sold for $1,000.00 as of August 1, 2009 was $1,628.28 as of December 31, 2025. The net asset value of a Series D Unit originally sold for $1,331.20 as of November 1, 2017 was $1,476.05 as of December 31, 2025. As of March 1, 2023, the Partnership also began offering Series E Units. The net asset value of a Series E Unit originally sold for $1,000.00 as of March 1, 2023 was $1,064.35 as of December 31, 2025. In each case, these are based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from August 1, 2009 to December 31, 2025.

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

Over approximately 55 years, the General Partner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

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

(b)    Holders

As of December 31, 2025, there were 296 holders of Series A Units, 51 holders of Series B Units, 13 holders of Series C Units, 26 holders of Series D Units and 1 holder of Series E Units.

(c)    Dividends

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to the Partners. No distributions have been made on the Units, and none are contemplated.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Units are sold on a monthly basis through the General Partner and selling agents retained by the General Partner to act as its agents. Units were initially issued at $1,000.00 per Unit, except for Series D Units, which were issued at $1,331.20 and thereafter at net asset value. Between October 1, 2025 and December 31, 2025, the Partnership issued Units at monthly closings, as set forth in the following charts, to both new limited partners as well as to existing limited partners making additional investments. There were no Series A, Series B, Series C or Series D subscriptions during the fourth calendar quarter of 2025.

	Number of	Dollar Amount
	Series E Units	of Series E
Month	Sold	Units Sold

October 1, 2025	2.2640	$2,376
November 1, 2025	2.1030	2,206
December 1, 2025	2.0723	2,170

Total	6.4393	$6,752

 (f)    Purchases of Equity Securities by the Issuer

Pursuant to the Limited Partnership Agreement, limited partners may redeem Units as of the end of each calendar month. The redemption of Units by limited partners has no impact on other limited partners.

The following table summarizes limited partner redemptions of Series A, Series B and Series C during the fourth calendar quarter of 2025. There were no Series D or Series E redemptions during the fourth calendar quarter of 2025.

	Number of
	Series A Units	Redemption Date
Month	Units Redeemed	NAV per Unit

October 31, 2025	1,318.9677	$1,221.94
November 30, 2025	129.7200	1,216.37
December 31, 2025	56.4670	1,232.18

Total	1,505.1547

	Number of
	Series B Units	Redemption Date
Month	Units Redeemed	NAV per Unit

November 30, 2025	49.3360	$1,572.78
December 31, 2025	113.7749	1,595.90

Total	163.1109

	Number of
	Series C Units	Redemption Date
Month	Units Redeemed	NAV per Unit

December 31, 2025	181.5735	$1,628.28

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2025, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

2025

During 2025, the Partnership, through its investment in the Master Fund, incurred net realized and unrealized losses of $5,545,733 from trading operations (including foreign exchange transactions and translations). Management fees of $1,890,465, selling commissions and platform fees of $1,911,669, administrative and operating expenses of $526,748 and custody fees of $28,998 were paid or accrued. The Master Fund allocated $1,277 in Profit Share to the General Partner in respect of the Partnership. Interest income of $4,680,792 offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share to the General Partner of $5,224,098.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies*	0.45%
Energies	(2.19)%
Grains	(0.06)%
Interest rates	(4.49)%
Livestock	0.09%
Metals	1.89%
Softs	0.01%
Stock indices	0.80%

Total	(3.50)%

* Currencies include a 0.70% gain related to currency hedging allocated at the Master Fund level solely to the Cayman Feeder’s Class GBP Shares.

The Partnership was unprofitable as losses from trading interest rate futures, energy futures and, to a small extent, currency forwards exceeded profits from trading metal and equity index futures. Trading in soft and agricultural commodity futures was nearly flat.

Throughout the year, forecasts and expectations regarding global and regional growth, inflation and unemployment fluctuated as market participants attempted to assess the potential impact of the Trump Administration’s implementation of tariff and trade policies, tax and spending initiatives, immigration policy and regulatory changes. Concerns about global government debt and deficits, the potential short-term versus long-term impacts of the artificial intelligence revolution and geopolitical uncertainties—including Ukraine/Russia, Gaza, Iran, and Venezuela—also coincided with volatility in global financial and commodity markets.

Trading interest rate futures across maturities and geographies was negative. Developed market central banks sought to balance concerns about persistent inflation and rising unemployment, and short-term interest rates were volatile, although they declined markedly during the year. Meanwhile, medium- and long-term interest rates were volatile amid governmental debt and deficit concerns and increasing private demand to finance the artificial intelligence revolution and related power demands, which were associated with expectations for higher interest rates. Trading of U.S., European, Canadian, Australian and Japanese interest rate futures were unprofitable.

Energy prices were volatile throughout the year. Geopolitical tensions—including, U.S. sanction and tariff threats against Russia, the 12-day Israel/Iran conflict, the U.S. oil blockade and drug interdiction of Venezuela, the Trump Administration’s general trade and tariff policies and U.S.-China trade negotiations—were associated with periodic increases in prices. On the other hand, increased production from OPEC+, together with production increases from non-OPEC+ countries, including the U.S., Guyana, Brazil, Canada and Argentina, among others, coincided with a global supply glut. Persistent sluggish growth and energy demand in China accompanied these supply conditions. Overall, trading Brent crude oil, West Texas Intermediate (WTI) crude oil, Reformulated Blendstock for Oxygenate Blending (RBOB) gasoline, London gas oil and heating oil was unprofitable. Trading in Dutch Title Transfer Facility (TTF) natural gas was also unprofitable, amid a period in which the market was seemingly sensitive to a combination of geopolitical tensions, weather anomalies and shifting global trade policies. Trading in carbon emissions also generated a loss. Conversely, trading U.S. natural gas futures was fractionally profitable.

Throughout 2025, the U.S. dollar traded amid several factors, including a narrowing of favorable interest rate and growth rate differentials, concerns regarding Federal Reserve independence, trade policy and tariff uncertainty, fiscal policy deficit and debt concerns, and a reduced role for the U.S. dollar as a reserve and haven currency. Consequently, long U.S. dollar positions against the euro, Swiss franc, Singapore dollar, British pound, Australian dollar, New Zealand dollar, Chinese renminbi and several other currencies were unprofitable, especially during the first half of the year. Conversely, short U.S. dollar trades against the high yield Mexican peso, Brazilian real, Polish zloty and South African rand generated largely offsetting gains. A credit rating upgrade for South Africa also coincided with an increase in the South African rand. A long U.S. dollar trade versus the Japanese yen was also profitable.

Long gold positions were highly profitable amid declining interest rates, a weak U.S. dollar, haven demand associated with geopolitical tensions, tariff concerns, economic uncertainties, and continuing central bank diversification demand potentially impacted gold prices throughout the year. Long London copper and aluminum trades were also profitable in the fourth quarter, during a period in which prices increased alongside idiosyncratic supply conditions and strong demand related to artificial intelligence and electricity usage. Conversely, other metal prices were volatile amid tariff, trade, geopolitical and macroeconomic factors and registered partially offsetting losses. For example, early in the period, concerns regarding the potential impact of tariffs on trade and economic growth seemed to be associated with lower prices for New York copper, nickel, zinc and, to a lesser extent, silver and platinum, metals with significant industrial uses. Later, however, silver and platinum reached price levels above 10-year highs, coinciding with losses from short trades.

Equity markets traded amid robust capital expenditures on artificial intelligence, energy and electricity, defense and infrastructure, declining official interest rates and generally solid corporate earnings. However, persistent concerns about trade policy, tariffs, geopolitical tensions, fiscal debt and deficits and elevated valuations were associated with subdued market sentiment. Long positions in Korean, Japanese, Taiwanese and Singaporean equity index futures were profitable. Corporate and equity market reforms coincided with increases in the Korean and Japanese markets. Long positions in Spanish, Italian and European, Australasia, and Far East (EAFE) stock index futures, as well as trading of U.S. futures, were also profitable. Conversely, trading of Brazilian equity index futures was highly unprofitable, in a market environment characterized by high interest rates, fiscal policy uncertainty, political turmoil, and shifting global trade dynamics. Trading of Chinese, Indian, Australian, French and the EURO STOXX 50 indices was also unprofitable.

Results from trading soft and agricultural commodities were mixed and flat overall. Short wheat trades were profitable, as prices declined amid ample supply prospects for the U.S., Brazil and Russia. Long live cattle prices were elevated during the year amid a supply shortage and resilient consumer demand for high-protein diets, and a long position was profitable. At the start of the year, a long Arabica coffee position was profitable when prices reached record highs, coinciding with adverse weather conditions that damaged crops in Brazil and Vietnam, low inventory levels and strong global demand. Conversely, trading soybean oil was unprofitable amid concerns about U.S. and Indonesian biofuel blending mandates and Malaysian and Indonesian export controls on crude palm oil. Also, late in the year, a short soybean position posted a loss, during a time when prices rose to their highest level since July 2024 coinciding with U.S. Treasury Secretary Bessent’s announcement that China agreed to renew purchases of American soybeans. A long corn trade early in the year was slightly unprofitable, as well as trading in cocoa and sugar.

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

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies*	2.61%
Energies	(3.00)%
Grains	1.25%
Interest rates	2.17%
Livestock	(0.16)%
Metals	(0.83)%
Softs	(0.05)%
Stock indices	4.48%

Total	6.47%

* Currencies include a 0.27% loss related to currency hedging allocated at the Master Fund level solely to the Cayman Feeder’s Class GBP Shares.

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

Item 8.    Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP (PCAOB ID: 34) for the fiscal years ended December 31, 2025 and 2024, as required by this item, is included as Exhibit 13.1 to this report.  Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2025, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports.

There were no changes in the Partnership’s internal control over financial reporting for the year ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

(a)None.

(b)During the year ended December 31, 2025, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

The principals and senior officers of the General Partner as of December 31, 2025 are as follows:

Harvey Beker, age 72. Mr. Beker is Chairman of the General Partner and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020, Mr. Beker has also served as Chairman of each entity in Millburn International Group and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 67. Mr. Buckbinder is President and Chief Operating Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the General Partner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998 until January 17, 2019 following The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 56. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the General Partner since May 2014, and prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner effective April 22, 2014.

Steven M. Felsenthal, age 56. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner. Prior to joining the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of the NFA’s Compliance and Risk Committee (since May 2014), a member of the Managed Funds Association’s (“MFA’s”) CTA, CPO and Futures Committee, serving as Chair (April 2018 to February 2020) and Vice Chair (February 2017 to April 2018), a member of the Steering Committee of the MFA’s Chief Compliance Officer Forum (June 2014 to December 2015; and February 2024 to present), former Chairman of the MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of the MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and was a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner effective June 24, 2004. He also became registered as an Associated Person of the General Partner effective September 5, 2024. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Mark B. Fitzsimmons, age 78. Mr. Fitzsimmons is a Senior Vice President of the General Partner. His responsibilities mainly involve business development. He joined the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 68. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and thereafter served as Executive Vice President of the General

Partner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 74. Mr. Smith is Co-Chief Executive Officer of the General Partner, and serves as a member of the General Partner’s Investment Committee. He is responsible for assisting in the oversight of the heads of departments that design, test and implement quantitative trading strategies, as well those that as plan and implement the firm’s computer infrastructure. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015 as the Director of Research of both such entities until May 31, 2016, and then as Chief Investment Officer and Co-Chief Investment Officer of the General Partner until March 2025. Since April 2016, he has served as the Co-Chief Executive Officer of both entities with his affiliation in to The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal of the General Partner, effective December 19, 1991. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 49. Ms. Wu is a Vice President and Chief Financial Officer of the General Partner. Her areas of responsibility include overseeing the accounting and finance for the General Partner and accounting and administration of many of the investment vehicles managed by the General Partner. Ms. Wu has served as Chief Financial Officer of the General Partner since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, and then in the same capacity at the General Partner. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation. She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining the General Partner and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as Principal of the General Partner effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Michael Soss, PhD., age 51. Dr. Soss is Chief Investment Officer of Millburn and serves as a member of the General Partner’s Investment Committee. Dr. Soss joined the General Partner in January 2022 and is responsible for management of the firm’s systematic research and development functions, including system design, modeling, data management and trade execution. Dr. Soss took a 12-month pause from employment from January 2021 until January 2022. Before becoming Chief Investment Officer of the General Partner in March 2025, he served as Co-Chief Investment Manager (January 2024 until February 2025) and Deputy Chief Investment Officer (January 2022 until January 2024). Prior to joining the General Partner, Dr. Soss was employed by Point72 Asset Management, a privately held asset management company that manages assets across various asset classes and investment strategies worldwide, from March 2015 to January 2021, in leadership roles spanning risk and trading research, and most recently headed Point72’s Fusion group, a quant trading division focused on internal alpha capture. From September 2013 to March 2015 Dr. Soss was an executive director at J.P. Morgan, a multinational financial services firm, specializing in investment banking, asset management, and private banking. Dr. Soss’ other experience includes SECOR Asset Management from April 2012 to September 2013, and Goldman Sachs from August 2003 to March 2012. Dr. Soss received an AB in mathematics from Harvard University in 1996, and MSc and PhD degrees in computer science from McGill University in Montreal, Canada in 1998 and 2001, respectively. Dr. Soss became listed as a Principal of the

General Partner, effective September 30, 2024. Dr. Soss also became registered as an Associated Person and a Swap Associated Person of the General Partner effective May 15, 2023, and May 30, 2023, respectively.

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

(b)    Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership is required to invest all its assets in the Master Fund. The General Partner has discretionary authority over the Master Fund’s trading. As of December 31, 2025, the General Partner’s interest was valued at $2,869,030, which constituted 2.80% of the Partnership’s capital as of December 31, 2025.

As of December 31, 2025, no directors or executive officers of the General Partner beneficially owned Units in the Partnership.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership, through its investment in the Master Fund, paid or accrued $1,890,465 in management fees and $1,277 in Profit Share to the General Partner for the year ended December 31, 2025. The General Partner’s capital interest was allocated a net loss of $36,977 for the year ended December 31, 2025. The Partnership, through its investment in the Master Fund, paid $2,163,045 in management fees and $100,066 in Profit Share to the General Partner for the year ended December 31, 2024. The General Partner’s capital interest was allocated a net income of $342,011 for the year ended December 31, 2024.

Item 14.    Principal Accountant Fees and Services

(1)          Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audits of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2025 and 2024 was approximately $96,750 and $73,000, respectively.

(2)           Audit-Related Fees

The Trust did not engage Deloitte & Touche LLP for internal control consulting services.

 (3)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)          All Other Fees

There were no other fees for the years ended December 31, 2025 and 2024.

(5)          Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2025 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.1.

With respect to the Partnership:

Affirmation of Millburn Ridgefield LLC

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition

Statements of Operations

Statements of Changes in Partners’ Capital

Statements of Financial Highlights

Notes to Financial Statements

With respect to the Master Fund:

Affirmation of Millburn Ridgefield LLC

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

10.1	Sixth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

13.1	2025 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Co-Chief Executive Officer

32.2	Section 1350 Certification of Co-Chief Executive Officer

32.3	Section 1350 Certification of President and Chief Operating Officer

32.4	Section 1350 Certification of Chief Financial Officer

97	Insider Trading Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2026.

MILLBURN MULTI-MARKETS FUND L.P.

By:	Millburn Ridgefield LLC,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Chairman	March 31, 2026
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 31, 2026
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 31, 2026
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 31, 2026
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 31, 2026
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	March 31, 2026
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield LLC)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

10.1	Sixth Amended and Restated Limited Partnership Agreement of Millburn Multi-Markets Trading L.P.

13.1	2025 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Co-Chief Executive Officer

32.2	Section 1350 Certification of Co-Chief Executive Officer

32.3	Section 1350 Certification of President and Chief Operating Officer

32.4	Section 1350 Certification of Chief Financial Officer

97	Insider Trading Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Exhibit 13.1

Millburn Multi-Markets Fund L.P.

(A Delaware Limited Partnership)

Financial Statements as of and for the Years Ended December 31,
2025 and 2024, and Report of Independent Registered
Public Accounting Firm

MILLBURN MULTI-MARKETS FUND L.P.

TABLE OF CONTENTS

Page(s)

THIS ANNUAL REPORT IS COMPRISED OF SECTION I CONTAINING THE FINANCIAL STATEMENTS OF MILLBURN MULTI-MARKETS FUND L.P. AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 AND SECTION II, CONTAINING THE FINANCIAL STATEMENTS OF MILLBURN MULTI-MARKETS TRADING L.P. AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024.

SECTION I

AFFIRMATION OF MILLBURN RIDGEFIELD LLC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1
FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024:
Statements of Financial Condition	2
Statements of Operations	3
Statements of Changes in Partners’ Capital	4
Statements of Financial Highlights	5-6
Notes to Financial Statements	7-10

SECTION II — FINANCIAL STATEMENTS OF MILLBURN MULTI-MARKETS TRADING L.P.

AFFIRMATION OF MILLBURN RIDGEFIELD LLC

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the Statements of Financial Condition of Millburn Multi-Markets Fund L.P. as of December 31, 2025 and 2024, including the related Statements of Operations, Changes in Partners’ Capital and Financial Highlights for each of the two years in the period ended December 31, 2025, are complete and accurate.

Gregg Buckbinder, President

Millburn Ridgefield LLC
General Partner of Millburn Multi-Markets Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

To the Partners of Millburn Multi-Markets Fund L.P.:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Millburn Multi-Markets Fund L.P. (the “Partnership”) as of December 31, 2025 and 2024, the related statements of operations, changes in partners’ capital, and financial highlights for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations, changes in its partners’ capital, and the financial highlights for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP
March 17, 2026

We have served as the auditor of one or more Millburn Ridgefield LLC investment companies since 2004.

MILLBURN MULTI-MARKETS FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2025 AND DECEMBER 31, 2024

ASSETS
	December 31, 2025	December 31, 2024
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$102,624,923	$121,077,762
Due from the Master Fund	546,804	1,395,871
Cash and cash equivalents	-	56,701

Total assets	$103,171,727	$122,530,334

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$-	$56,701
Capital withdrawals payable to Limited Partners	546,804	895,871
Capital withdrawal payable to General Partner	-	500,000

Total liabilities	546,804	1,452,572

PARTNERS’ CAPITAL:
General Partner	2,869,030	2,906,007

Limited partners:
Series A (71,137.2609 and 79,074.9857 units outstanding)	87,654,039	102,464,490
Series B (3,783.4618 and 4,457.8217 units outstanding)	6,038,026	7,333,525
Series C (1,526.3319 and 2,286.1305 units outstanding)	2,485,298	3,837,204
Series D (2,162.6442 and 2,785.5884 units outstanding)	3,192,171	4,270,156
Series E (362.9981 and 247.0895 units outstanding)	386,359	266,380

Total limited partners	99,755,893	118,171,755

Total partners’ capital	102,624,923	121,077,762

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$103,171,727	$122,530,334

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,232.18	$1,295.79
Series B	$1,595.90	$1,645.09
Series C	$1,628.28	$1,678.47
Series D	$1,476.05	$1,532.95
Series E	$1,064.35	$1,078.07

See notes to financial statements within this report and the report of Millburn Multi-Markets Trading L.P. attached in Section II.

MILLBURN MULTI-MARKETS FUND L.P.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

NET INVESTMENT INCOME (LOSS)
Interest income	$-	$330
Interest income, net (allocated from the Master Fund)	4,680,792	6,330,769

Total investment income	4,680,792	6,331,099

Expenses:
Management fees (allocated from the Master Fund) (see note 4)	1,890,465	2,163,045
Selling commissions (allocated from the Master Fund) (see note 4)	1,911,669	2,169,385
Administrative and operating expenses (see note 5)	526,748	523,237
Custody fees and other expenses (allocated from the Master Fund)	28,998	22,901

Total expenses	4,357,880	4,878,568

Net investment income	322,912	1,452,531

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(4,778,290)	6,724,261
Brokerage commissions	(435,984)	(526,740)
Foreign exchange transactions	(335,948)	(176,539)
Net change in unrealized gains (losses):
Futures and forward currency contracts	(14,427)	1,856,171
Foreign exchange translation	20,890	(44,191)
Net gains (losses) from U.S. Treasury notes:
Realized	16,698	(7,736)
Net change in unrealized	(18,672)	28,202

Net realized and unrealized gains (losses)
allocated from the Master Fund	(5,545,733)	7,853,428

NET INCOME (LOSS)	(5,222,821)	9,305,959

LESS PROFIT SHARE ALLOCATION
FROM THE MASTER FUND	1,277	100,066

NET INCOME (LOSS) AFTER PROFIT SHARE	$(5,224,098)	$9,205,893

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$(63.61)	$85.63
Series B	$(49.19)	$131.83
Series C	$(50.19)	$134.50
Series D	$(56.90)	$116.17
Series E	$(13.72)	$108.26

See notes to financial statements within this report and the report of Millburn Multi-Markets Trading L.P. attached in Section II.

MILLBURN MULTI-MARKETS FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2025 AND 2024

		Limited Partners
	General
	Partner	Series A		Series B		Series C		Series D		Series E		Total
	Amount	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
PARTNERS’ CAPITAL
— January 1, 2024	$3,063,996	$105,476,328	87,158.9000	$7,114,188	4,701.2201	$3,625,396	2,348.1019	$4,559,744	3,218.3931	$90,125	92.9304	$123,929,777

Capital contributions	-	-	-	-	-	200,000	118.6900	50,000	34.4923	163,450	158.4886	413,450
Capital withdrawals	(500,000)	(10,549,403)	(8,083.9143)	(398,438)	(243.3984)	(301,441)	(180.6614)	(717,288)	(467.2970)	(4,788)	(4.3295)	(12,471,358)
Net income	342,011	7,572,129	-	654,472	-	331,514	-	388,240	-	17,593	-	9,305,959
Profit share	-	(34,564)	-	(36,697)	-	(18,265)	-	(10,540)	-	-	-	(100,066)
PARTNERS’ CAPITAL
— December 31, 2024	2,906,007	102,464,490	79,074.9857	7,333,525	4,457.8217	3,837,204	2,286.1305	4,270,156	2,785.5884	266,380	247.0895	121,077,762

Capital contributions	-	-	-	-	-	200,000	118.0839	-	-	125,253	115.9086	325,253
Capital withdrawals		(10,058,143)	(7,937.7248)	(1,094,448)	(674.3599)	(1,456,007)	(877.8825)	(945,396)	(622.9442)	-	-	(13,553,994)
Net loss	(36,977)	(4,752,308)	-	(200,584)	-	(96,188)	-	(131,490)	-	(5,274)	-	(5,222,821)
Profit share	-	-	-	(467)	-	289	-	(1,099)	-	-	-	(1,277)
PARTNERS’ CAPITAL
— December 31, 2025	$2,869,030	$87,654,039	71,137.2609	$6,038,026	3,783.4618	$2,485,298	1,526.3319	$3,192,171	2,162.6442	$386,359	362.9981	$102,624,923

NET ASSET VALUE PER
UNIT — December 31, 2024		$1,295.79		$1,645.09		$1,678.47		$1,532.95		$1,078.07

NET ASSET VALUE PER
UNIT — December 31, 2025		$1,232.18		$1,595.90		$1,628.28		$1,476.05		$1,064.35

See notes to financial statements within this report and the report of Millburn Multi-Markets Trading L.P. attached in Section II.

MILLBURN MULTI-MARKETS FUND L.P.

STATEMENT OF FINANCIAL HIGHLIGHTS

YEAR ENDED DECEMBER 31, 2025

The following information presents per unit operating performance data for each series for the year ended December 31, 2025.

Per Unit Performance
(For a Unit Outstanding Throughout the Year)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of year	$1,295.79	$1,645.09	$1,678.47	$1,532.95	$1,078.07
GAIN (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (loss) (1)	(0.51)	31.67	32.62	18.25	39.37
Total trading and investing losses (1)	(63.10)	(80.75)	(82.95)	(74.68)	(53.09)
Net loss before profit share allocation from the Master Fund	(63.61)	(49.08)	(50.33)	(56.43)	(13.72)
Less profit share allocation to (from) the Master Fund (1) (4) (5)	0.00	0.11	(0.14)	0.47	0.00

Net loss after profit share allocation from the Master Fund	(63.61)	(49.19)	(50.19)	(56.90)	(13.72)

NET ASSET VALUE PER UNIT — End of year	$1,232.18	$1,595.90	$1,628.28	$1,476.05	$1,064.35

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND	(4.91)%	(2.98)%	(3.00)%	(3.68)%	(1.27)%

LESS: PROFIT SHARE ALLOCATION TO (FROM) THE MASTER FUND (4) (5)	0.00	0.01	(0.01)	0.03	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND	(4.91)%	(2.99)%	(2.99)%	(3.71)%	(1.27)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (2)	4.26%	2.25%	2.25%	3.00%	0.50%
Profit share allocation to (from) the Master Fund (4) (5)	0.00	0.01	(0.01)	0.03	0.00

Total expenses	4.26%	2.26%	2.24%	3.03%	0.50%

Net investment income (loss) (2) (3)	(0.04)%	1.96%	1.98%	1.22%	3.69%

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
(2) Includes the Partnership’s proportionate share of income and expenses allocated from the Master Fund.
(3) Excludes profit share allocation from the Master Fund.
(4) Profit share for Series B and C is calculated based on Series B and C aggregate trading profits and may be impacted by rebalancing due to monthly capital activity.
(5) In instances of 0.00%, value is less than 0.01% when rounded to two decimal places.

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
(2) Includes the Partnership’s proportionate share of income and expenses allocated from the Master Fund.
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

YEARS ENDED DECEMBER 31, 2025 AND 2024

1.      ORGANIZATION

Millburn Multi-Markets Fund L.P. (the “Partnership”) is a limited partnership organized on September 8, 2008, under the Delaware Revised Uniform Limited Partnership Act and commenced operations on August 1, 2009. The Limited Partnership Agreement (the “Agreement”) was amended and restated as of August 27, 2010.

The Partnership is a “feeder-fund” and pools partners’ capital contributions for investment in Millburn Multi-Markets Trading L.P. (“Master Fund”). The Master Fund is a limited partnership organized during September 2004 under the Delaware Revised Uniform Limited Partnership Act and commenced operations on October 20, 2004. The Master Fund engages in the trading and investing in futures and forward currency contracts. Millburn Ridgefield LLC (the “General Partner”) is the General Partner of the Partnership and the Master Fund (collectively, the “Funds”) and manages the business of the Funds. The financial statements of the Master Fund, including the Condensed Schedules of Investments, are included in Section II of this annual report and should be read in conjunction with the Partnership’s financial statements.

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

The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker (“CODM”).

Gregg Buckbinder is President and Chief Operating Officer of Millburn Ridgefield LLC, the General Partner of the Partnership and serves as the Partnership’s CODM.

The CODM has determined that the Partnership operates as a single operating segment. The Partnership’s income and expenses are regularly monitored and assessed as a whole by the CODM and other individuals responsible for oversight functions. Further, the Partnership meets the quantitative disclosure requirements of ASU 2023-07 as it currently discloses total assets per the statements of financial condition, all investments per the schedules of investments, net income (loss) after profit share to General Partner per the statements of operations, Partners’ capital per the statements of changes in Partners’ capital and total return after profit share allocation per the financial highlights.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2021 to 2024, for the U.S. Federal jurisdiction, the New York and Connecticut State jurisdictions and the New York City jurisdiction, there are no uncertain tax positions through its investment in the Master Fund. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes.

Cash and Cash Equivalents — Cash includes cash held at JP Morgan Chase Bank, N.A. Cash equivalents includes an investment in JPMorgan 100% U.S. Treasury Securities Money Market Fund that is readily convertible to cash and has an original maturity of 90 days or less.

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

3.      INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

During the years ended December 31, 2025 and 2024, the Partnership invested substantially all of its assets in Millburn Multi-Markets Trading L.P. At December 31, 2025 and 2024, the Partnership’s investment in the Master Fund represents 35.22% and 28.05%, respectively, of total partners’ capital of the Master Fund.

As the Partnership’s sole investing activity during the years ended December 31, 2025 and 2024 consisted of its investment in the Master Fund, all amounts reflected in the Statements of Operations represent the Partnership’s allocated amount of each item of income and expenses from the Master Fund.

The Partnership may make additional contributions to or withdrawals from its investment in the Master Fund on a monthly basis subject to approval of the General Partner of the Master Fund.

The General Partner of the Master Fund may have different management fee and profit share allocation agreements for the limited partners of the Partnership as disclosed in the Master Fund’s financial statements included in Section II of this annual report.

4.      MANAGEMENT FEES, SELLING COMMISSIONS, PLATFORM FEES AND PROFIT SHARE

Each Series of Units are allocated management fees at a fixed rate of 0.146% per month of net asset value (1.75% per annum) of a limited partner’s interest and a 20% profit share. Such management fees and profit share are allocated to the limited partners of the Partnership but charged at the Master Fund level. For the years ended December 31, 2025 and 2024, the Partnership incurred Partnership-level management fees of $1,890,465 and $2,163,045, respectively. These amounts are included in the Statements of Operations under “Management fees.” The management fee and profit share are described in more detail in the Master Fund’s financial statements included in Section II of this annual report.

The terms of the Series issued by the Partnership are: 1) Series A Units which, in addition to the management fees and profit share allocable to the General Partner, are subject to selling commissions payable to Selling Agents equal to 1/12 of 2% (2% per annum) based on the month-end Net Asset Value of such Series investment; 2) Series B Units and Series C Units, each have the same terms, are subject to management fees and profit share allocable to the General Partner and are not subject to any fees payable to Selling Agents; 3) Series D Units which, in addition to the management fees and profit share allocable to the General Partner, are subject to selling commissions payable to Selling Agents equal to 1/12 of 0.75% (0.75% per annum) based on the month-end Net Asset Value of such Series investment; and 4) Series E Units are not subject to a management fee or any fees payable to Selling Agents and the General Partner will not receive a profit share with respect to Series E Units. For the years ended December 31, 2025 and 2024, there were no Platform Fees. Selling Commissions were as follows:

	Selling Commissions
	2025	2024

Series A Units	$1,885,160	$2,134,534
Series D Units	26,509	34,851
	$1,911,669	$2,169,385

Amounts were charged at the Master Fund level and allocated to applicable Partnership investors only. No amounts were allocated to Series B and Series C Units.

5.      OPERATING EXPENSES

Operating expenses of the Partnership include, but are not limited to, legal fees, accounting fees and filing fees. Total operating expenses of the Partnership (including its pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end net asset value. For the year ended December 31, 2025, the Partnership incurred Partnership-level administrative expenses of $339,403 and a pro-rata share of master expenses of $187,345, totaling $526,748. For the year ended December 31, 2024, the Partnership incurred Partnership-level administrative expenses of $321,170 and a pro-rata share of master expenses of $202,067, totaling $523,237. These amounts are included in the Statements of Operations under “Administrative and operating expenses.”

6.      DERIVATIVE INSTRUMENTS

The Partnership’s investment in the Master Fund is subject to the market and credit risk of financial instruments which include exchange-traded futures contracts and over-the-counter forward currency contracts. The Partnership bears the risk of loss only to the extent of the fair value of its investment in the Master Fund.

Millburn Ridgefield LLC, as the General Partner of the Funds has established procedures to actively monitor market risk and minimize credit risk although there can be no assurance that it will, in fact, succeed in doing so. The limited partners bear the risk of loss only to the extent of the fair value of their respective investments.

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

10.    SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events through March 17, 2026, the date the financial statements were issued. Based on such evaluation, no events were discovered that required adjustment to or disclosure in the financial statements.

******

SECTION II

Millburn Multi-Markets

Trading L.P.

(A Delaware Limited Partnership)

Financial Statements as of and for the Years Ended December 31,
2025 and 2024, and Independent Auditor’s Report

MILLBURN MULTI-MARKETS TRADING L.P.

TABLE OF CONTENTS
Page(s)
AFFIRMATION OF MILLBURN RIDGEFIELD LLC
INDEPENDENT AUDITOR’S REPORT	1
FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024:
Statements of Financial Condition	2
Condensed Schedules of Investments	3–6
Statements of Operations	7
Statements of Changes in Partners’ Capital	8
Statements of Financial Highlights	9–10
Notes to Financial Statements	11–28

AFFIRMATION OF MILLBURN RIDGEFIELD LLC

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the Statements of Financial Condition of Millburn Multi-Markets Trading L.P., including the Condensed Schedules of Investments, as of December 31, 2025 and 2024, and the related Statements of Operations, Changes in Partners’ Capital and Financial Highlights for each of the two years in the period ended December 31, 2025, are complete and accurate.

Gregg Buckbinder, President

Millburn Ridgefield LLC
General Partner of Millburn Multi-Markets Trading L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

To the Partners of Millburn Multi-Markets Trading L.P.:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Millburn Multi-Markets Trading L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2025 and 2024, the related statements of operations, changes in partners’ capital, and financial highlights for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations, changes in its partners’ capital, and the financial highlights for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

March 17, 2026

We have served as the auditor of one or more Millburn Ridgefield LLC investment companies since 2004.

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2025 AND 2024

ASSETS	December 31, 2025	December 31, 2024

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$51,887,657 and $72,229,741)	$51,974,100	$72,309,121
Net unrealized appreciation on open futures and forward currency contracts	3,615,361	3,173,807
Due from brokers, net	4,362,810	8,923,069
Cash denominated in foreign currencies (cost $913,752 and $3,958,254)	887,808	3,872,962

Total equity in trading accounts	60,840,079	88,278,959

INVESTMENTS IN U.S. TREASURY NOTES — at fair value
(amortized cost $216,954,904 and $316,308,299)	217,165,910	316,602,736

CASH AND CASH EQUIVALENTS	15,141,998	30,348,123

ACCRUED INTEREST RECEIVABLE	1,257,939	2,489,162

OTHER ASSETS	65	169

TOTAL	$294,405,991	$437,719,149

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$265,176	$661,510
Cash overdrafts denominated in foreign currencies (cost $10,889 and $0)	9,364	-
Subscriptions received in advance	360,000	90,000
Capital withdrawal payable to Limited Partners	1,459,919	2,285,933
Capital withdrawal payable to General Partner	4,565	1,710,536
Management fee payable	319,848	490,324
Selling commissions payable	148,665	174,164
Accrued expenses	473,111	242,262
Due to brokers, net	460	320,982
Commissions and other trading fees on open futures contracts	18,377	37,084

Total liabilities	3,059,485	6,012,795

PARTNERS’ CAPITAL	291,346,506	431,706,354

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$294,405,991	$437,719,149

MILLBURN MULTI-MARKETS TRADING L.P.

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2025

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$14,545
Energies	(0.07)	(233,312)
Grains	(0.01)	(27,402)
Interest rates	0.08	234,228
Metals	1.01	2,924,189
Softs	0.00	7,319
Stock indices	0.04	126,143

Total long futures contracts	1.05	3,045,710

Short futures contracts:
Currencies	(0.00)	1,378
Energies	0.08	237,476
Grains	0.23	665,000
Interest rates	(0.03)	(93,036)
Livestock	(0.01)	(32,050)
Metals	(0.62)	(1,786,717)
Softs	0.00	4,106
Stock indices	(0.03)	(80,224)

Total short futures contracts	(0.38)	(1,084,067)

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.67	1,961,643

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.11	3,241,798
Total short forward currency contracts	(0.63)	(1,853,256)

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.48	1,388,542

TOTAL INVESTMENTS IN FUTURES AND FORWARD CURRENCY CONTRACTS	1.15%	$3,350,185

		(Continued)

MILLBURN MULTI-MARKETS TRADING L.P.

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2025

U.S. TREASURY NOTES
		Fair Value
		as a % of
		Partners’
Face Amount	Description	Capital	Fair Value

$90,830,000	U.S. Treasury notes, 1.625%, 02/15/2026	31.10%	$90,601,150
90,270,000	U.S. Treasury notes, 1.625%, 05/15/2026	30.77	89,645,868
90,020,000	U.S. Treasury notes, 1.500%, 08/15/2026	30.51	88,892,992
	Total investments in U.S. Treasury notes
	(amortized cost $268,842,561)	92.38%	$269,140,010

See notes to financial statements.			(Concluded)

MILLBURN MULTI-MARKETS TRADING L.P.

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2024

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.03)%	$(118,694)
Energies	0.50	2,179,167
Interest rates	(0.11)	(474,654)
Livestock	0.00	3,270
Metals	(0.50)	(2,163,747)
Softs	0.06	279,838
Stock indices	(0.27)	(1,198,465)

Total long futures contracts	(0.35)	(1,493,285)

Short futures contracts:
Currencies	0.12	507,566
Energies	(0.06)	(271,922)
Grains	(0.09)	(394,125)
Interest rates:
5 Year U.S. Treasury Note (885 contracts, settlement date March 2025)	0.02	99,062
Other interest rates	(0.03)	(124,167)

Total interest rates	(0.01)	(25,105)

Livestock	0.00	1,210
Metals	0.32	1,366,790
Softs	0.05	219,073
Stock indices	0.15	651,772

Total short futures contracts	0.48	2,055,259

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	0.13	561,974

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(2.18)	(9,422,549)
Total short forward currency contracts	2.63	11,372,872

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.45	1,950,323

TOTAL INVESTMENTS IN FUTURES AND FORWARD CURRENCY CONTRACTS	0.58%	$2,512,297

		(Continued)

MILLBURN MULTI-MARKETS TRADING L.P.

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2024

U.S. TREASURY NOTES
		Fair Value
		as a % of
		Partners’
Face Amount	Description	Capital	Fair Value

$127,770,000	U.S. Treasury notes, 2.000%, 02/15/2025	29.51%	$127,410,647
129,330,000	U.S. Treasury notes, 2.125%, 05/15/2025	29.73	128,327,187
135,020,000	U.S. Treasury notes, 2.000%, 08/15/2025	30.85	133,174,023
	Total investments in U.S. Treasury notes
	(amortized cost $388,538,040)	90.09%	$388,911,857

See notes to financial statements.			(Concluded)

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

INVESTMENT INCOME — Interest income, net	$16,675,266	$21,479,742

EXPENSES:
Management fees	5,319,328	5,924,187
Selling commissions	1,911,691	2,169,408
Operating expenses	1,108,182	1,122,723
Custody fees and other expenses	102,011	76,855

Total expenses	8,441,212	9,293,173

NET INVESTMENT INCOME	8,234,054	12,186,569

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(16,883,487)	22,746,337
Brokerage commissions	(1,546,182)	(1,784,423)
Foreign exchange transactions	(1,148,177)	(606,833)
Net change in unrealized gains (losses):
Futures and forward currency contracts	837,888	7,047,877
Foreign exchange translation	60,873	(146,524)
Net gains (losses) from U.S. Treasury notes:
Realized	54,024	(24,430)
Net change in unrealized	(76,368)	85,850

Total net realized and unrealized gains (losses)	(18,701,429)	27,317,854

NET INCOME (LOSS)	(10,467,375)	39,504,423

LESS PROFIT SHARE TO GENERAL PARTNER	4,638	1,743,620

NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(10,472,013)	$37,760,803

See notes to financial statements.

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2025 AND 2024

		New Profit
	Limited	Memo	General
	Partners	Account	Partner	Total

PARTNERS’ CAPITAL —
January 1, 2024	$413,703,860	$-	$1,196,120	$414,899,980

Contributions	41,319,050	-	-	41,319,050
Withdrawals	(62,306,563)	-	(1,710,536)	(64,017,099)
Net income (loss)	39,400,583	(33,084)	136,924	39,504,423
General Partner’s allocation —
profit share	(1,743,620)	1,743,620	-	-
Transfer of New Profit Memo
Account to General Partner	-	(1,710,536)	1,710,536	-
PARTNERS’ CAPITAL —
December 31, 2024	430,373,310	-	1,333,044	431,706,354

Contributions	1,715,253	-	-	1,715,253
Withdrawals	(131,603,161)	-	(4,565)	(131,607,726)
Net loss	(10,454,380)	(73)	(12,922)	(10,467,375)
General Partner’s allocation —
profit share	(4,638)	4,638	-	-
Transfer of New Profit Memo
Account to General Partner	-	(4,565)	4,565	-
PARTNERS’ CAPITAL —
December 31, 2025	$290,026,384	$-	$1,320,122	$291,346,506

See notes to financial statements.

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENTS OF FINANCIAL HIGHLIGHTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	2025	2024

Total return before General Partner profit share allocation	(2.69)%	9.47%
Less: General Partner profit share allocation (3)	0.00	0.55

Total return after General Partner profit share allocation	(2.69)%	8.92%

Ratios to average net asset value:
Expenses (1) (2)	1.95%	1.94%
General Partner profit share allocation (3)	0.00	0.55

Total expenses (1)	1.95%	2.49%

Net investment income (1) (2)	2.26%	3.05%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the proportionate share of expenses of the U.S. Feeder and Cayman Feeder that are allocated to the feeder investors (as defined in Footnote 1).
(2) Excludes General Partner profit share allocation.
(3) In instances of 0.00%, value is less than 0.01% when rounded to two decimal places.

See notes to financial statements

MILLBURN MULTI-MARKETS TRADING L.P.

STATEMENTS OF FINANCIAL HIGHLIGHTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2025 AND 2024

The following information presents financial highlights of Limited Partners as a whole.

	2025	2024

Total return before General Partner profit share allocation	(2.24)%	9.07%
Less: General Partner profit share allocation (3)	0.00	0.41

Total return after General Partner profit share allocation	(2.24)%	8.66%

Ratios to average net asset value:
Expenses (1) (2)	2.14%	2.17%
General Partner profit share allocation (3)	0.00	0.41

Total expenses (1)	2.14%	2.58%

Net investment income (1) (2)	2.08%	2.81%

Total returns and the ratios to average net asset value are calculated for Limited Partners’ capital taken as a whole. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the proportionate share of expenses of the U.S. Feeder and Cayman Feeder that are allocated to the feeder investors (as defined in Footnote 1).
(2) Excludes General Partner profit share allocation.
(3) In instances of 0.00%, value is less than 0.01% when rounded to two decimal places.

See notes to financial statements

MILLBURN MULTI-MARKETS TRADING L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The Limited Partnership Agreement (the “Agreement”) provides that subject to certain limitations, Millburn Ridgefield LLC (the “General Partner”) shall conduct and manage the business of the Partnership. The General Partner has the right to make all investment decisions regarding the Partnership, authorize the payments of distributions to partners, enter into customer agreements with brokers and take such other actions, as it deems necessary or desirable, to manage the business of the Partnership.

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

The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker (“CODM”).

Gregg Buckbinder is President and Chief Operating Officer of Millburn Ridgefield LLC, General Partner and serves as the Partnership’s CODM.

The CODM has determined that the Partnership operates as a single operating segment. The Partnership’s income and expenses are regularly monitored and assessed as a whole by the CODM and other individuals responsible for oversight functions. Further, the Partnership meets the quantitative disclosure requirements of ASU 2023-07 as it currently discloses total assets per the statements of financial condition, all investments per the schedules of investments, net income (loss) after profit share to General Partner per the statements of operations, Partners’ capital per the statements of changes in Partners’ capital and total return after profit share allocation per the financial highlights.

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

Cash and Cash Equivalents — Cash includes cash held at JP Morgan Chase Bank, N.A. Cash equivalents includes an investment in JPMorgan 100% U.S. Treasury Securities Money Market Fund that is readily convertible to cash and has an original maturity of 90 days or less.

Cash Denominated in Foreign Currencies — Cash denominated in foreign currencies includes foreign currency held at the Partnership’s trading counterparties. Foreign cash deficits, if applicable, are presented in the liabilities section of the Statements of Financial Condition as cash overdrafts denominated in foreign currencies.

Foreign Currency Translation — Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at prevailing exchange rates of such currencies.

Management Fees — The Agreement provides that the Partnership shall charge the limited partners’ capital accounts and pay the General Partner management fees at a fixed rate of 0.146% per month of net asset value (1.75% per annum) of limited partnership interests. The General Partner retains the right to charge less than the annual management fee rate except as specified in the Agreement. Management fees for the years ended December 31, 2025 and 2024 were as follows:

	Management Fees

	2025	2024

U.S. Feeder	$1,890,465	$2,163,045
Cayman Feeder	3,280,111	3,597,240
Other (1)	148,752	163,902
Total	$5,319,328	$5,924,187

(1) Direct investors in the Partnership

Selling Commissions — The U.S. Feeder has issued Units to its investors that are subject to selling commissions of 2% per annum. On March 1, 2012, the Cayman Feeder began offering shares that are subject to selling commissions of 2% per annum. These selling commissions are charged at the Partnership level but are allocated only to the applicable U.S. and Cayman Feeder investors. For the years ended December 31, 2025 and 2024, selling commissions were as follows:

	Selling Commissions

	2025	2024

U.S. Feeder	$1,911,669	$2,169,385
Cayman Feeder	22	23
Total	$1,911,691	$2,169,408

Operating Expenses — The Partnership bears expenses including, but not limited to, periodic legal, accounting and filing fees up to an amount equal to 1/4 of 1% per annum of average Partners’ Capital of the Partnership (the “Expense Cap”). Amounts subject to the Expense Cap include expenses incurred at the Partnership level and Cayman Feeder level. The General Partner of the Partnership and the Investment Adviser of the Cayman Feeder bear any excess over such amounts. The Partnership, the U.S. Feeder, and the Cayman Feeder will pay any extraordinary expenses. Such expenses include any taxes imposed on the Partnership (as opposed to those imposed on the Limited Partners in respect of their investment in the Partnership and any filing fees relating to the Partnership’s tax filings). In addition, the Partnership may be required to pay certain extraordinary charges incidental to its trading, such as, but not limited to, costs of any litigation or investigation involving Partnership activities and any indemnification payments.

The U.S. Feeder bears its own expenses including, but not limited to, periodic legal, accounting and filing fees. Total operating expenses related to investors in the U.S. Feeder (including their pro-rata share of Partnership expenses) are not expected to exceed 1/2 of 1% per annum of the U.S. Feeder’s average month-end partners’ capital. For the years ended December 31, 2025 and 2024, such operating expenses did not exceed 1/2 of 1% per annum of the U.S. Feeder’s average month-end partners’ capital.

Operating expenses related to the Partnership are charged pro-rata to all investors. Operating expenses related to the U.S. Feeder and Cayman Feeder are charged at the Partnership level and allocated only to those respective investors.

For the years ended December 31, 2025 and 2024, operating expenses were as follows:

	Operating Expenses

	2025	2024

Partnership	$662,528	$682,268
U.S. Feeder	339,403	321,170
Cayman Feeder	106,251	119,285
Total	$1,108,182	$1,122,723

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2022 to 2025, the General Partner has determined that no reserves for uncertain tax positions were required.

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

Fair Value of Financial Instruments — The fair values of the Partnership’s assets and liabilities which qualify as financial instruments under Fair Value Measurement (Topic 820) of the Codification approximate the carrying amounts presented in the Statements of Financial Condition. Topic 820 defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

The following table represents the Partnership’s investments by hierarchical level as of December 31, 2025 and 2024 in valuing the Partnership’s investments at fair value. As of and during the years ended December 31, 2025 and 2024, the Partnership held no assets or liabilities classified in Level 3.

Financial assets and liabilities at fair value as of December 31, 2025
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$269,140,010	$-	$269,140,010

Short-Term Money Market Fund*	14,891,998	-	14,891,998
Exchange-traded futures contracts
Currencies	15,923	-	15,923
Energies	4,164	-	4,164
Grains	637,598	-	637,598
Interest rates	141,192	-	141,192
Livestock	(32,050)	-	(32,050)
Metals	1,137,472	-	1,137,472
Softs	11,425	-	11,425
Stock indices	45,919	-	45,919

Total exchange-traded futures contracts	1,961,643	-	1,961,643

OTC forward currency contracts	-	1,388,542	1,388,542

Total futures and forward currency contracts (2)	1,961,643	1,388,542	3,350,185

Total financial assets and liabilities at fair value	$285,993,651	$1,388,542	$287,382,193

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$51,974,100
Investments in U.S. Treasury notes held in custody			217,165,910
Total investments in U.S. Treasury notes			$269,140,010

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,615,361
Net unrealized depreciation on open futures and forward currency contracts			(265,176)
Total net unrealized appreciation on open futures and forward currency contracts			$3,350,185

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2024
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$388,911,857	$-	$388,911,857

Short-Term Money Market Fund*	30,098,123	-	30,098,123
Exchange-traded futures contracts
Currencies	388,872	-	388,872
Energies	1,907,245	-	1,907,245
Grains	(394,125)	-	(394,125)
Interest rates	(499,759)	-	(499,759)
Livestock	4,480	-	4,480
Metals	(796,957)	-	(796,957)
Softs	498,911	-	498,911
Stock indices	(546,693)	-	(546,693)

Total exchange-traded futures contracts	561,974	-	561,974

OTC forward currency contracts	-	1,950,323	1,950,323

Total futures and forward currency contracts (2)	561,974	1,950,323	2,512,297

Total financial assets and liabilities at fair value	$419,571,954	$1,950,323	$421,522,277

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$72,309,121
Investments in U.S. Treasury notes			316,602,736
Total investments in U.S. Treasury notes			$388,911,857

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,173,807
Net unrealized depreciation on open futures and forward currency contracts			(661,510)
Total net unrealized appreciation on open futures and forward currency contracts			$2,512,297

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

Profit share allocation for the years ended December 31, 2025 and 2024 were as follows:

	Profit Share

	2025	2024

U.S. Feeder	$1,277	$100,066
Cayman Feeder	955	1,305,004
Other (1)	2,406	338,550
Total	$4,638	$1,743,620

(1) Direct investors in the Partnership

5.   DUE FROM/TO BROKERS

At December 31, 2025 and 2024, due from and due to brokers balances, if any, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from brokers balance also includes cash held as collateral at Bank of America, N.A.

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

Liabilities in the Statements of Financial Condition that are components of equity in trading accounts include net unrealized depreciation on open futures and forward currency contracts (analyzed at each trading broker individually based a gain or loss in outstanding trade equity), cash overdraft denominated in foreign currencies and due to brokers, if any.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of OTC transactions, the Partnership must rely solely on the credit of the individual counterparties. The contract amounts of the forward currency and futures contracts do not represent the Partnership’s risk of loss due to counterparty nonperformance. The Partnership’s exposure to credit risk associated with counterparty nonperformance of these forward currency contracts is limited to the unrealized gains inherent in such contracts which are recognized in the Statements of Financial Condition plus the value of margin or collateral held in cash and U.S. Treasury Notes by the counterparty. The amount of such credit risk was $32,577,526 and $42,358,701 at December 31, 2025 and 2024, respectively.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will in fact succeed in doing so. The General Partner’s market risk control procedures include diversification of the Partnership’s portfolio and continuously monitoring the portfolio’s open positions, historical volatility and maximum historical loss. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership’s assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Partnership’s trading activities are primarily with brokers and other financial institutions located in North America, Europe and Asia. All futures transactions of the Partnership are cleared by major securities firms, pursuant to customer agreements, including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), Goldman Sachs & Co., and BofA Securities, Inc., collectively the “Futures Clearing Brokers”. For all forward currency transactions, the Partnership utilizes two prime brokers, Deutsche Bank AG and Bank of America, N.A., collectively the “FX Prime Brokers.”

The Partnership is subject to sovereign risks such as the risk of restrictions being imposed by foreign governments on the repatriation of cash and the effects of political or economic uncertainties. Net unrealized appreciation (depreciation) on futures and forward currency contracts is denominated in the Partnership’s functional currency (U.S. Dollar). Cash settlement of futures and forward currency contracts is made in the local currency (settlement currency) and then translated to U.S. Dollars. Net unrealized appreciation (depreciation) on futures and forward currency contracts at December 31, 2025 and 2024, by settlement currency type, denominated in U.S. Dollars, is detailed below:

	As of December 31,
	2025		2024
	Total Net		Total Net
	Unrealized		Unrealized
	Appreciation	Percent	Appreciation	Percent
Currency Type	(Depreciation)	of Total	(Depreciation)	of Total

Australian dollar	$14,182	0.42%	$(14,540)	(0.58)%
Brazilian real	(146,291)	(4.37)	637,296	25.37
British pound	307,583	9.18	(85,205)	(3.39)
Canadian dollar	(7,069)	(0.21)	65,524	2.61
Euro	261,933	7.82	(191,742)	(7.63)
Hong Kong dollar	(137,697)	(4.11)	(38,780)	(1.54)
Japanese yen	17,559	0.52	(514,765)	(20.49)
Korean won	364,230	10.87	(643)	(0.03)
Malaysian ringgit	5,132	0.15	20,786	0.83
Singapore dollar	(38,209)	(1.14)	(18,520)	(0.74)
South African rand	(1,517)	(0.05)	(27,755)	(1.10)
Thai baht	(4,926)	(0.15)	1,364	0.05
U.S. dollar	2,715,275	81.07	2,679,277	106.64

Total	$3,350,185	100.00%	$2,512,297	100.00%

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

The Partnership engages in the speculative trading of futures and forward contracts on agricultural commodities, currencies, energies, interest rates, metals, and stock indices. The following were the primary trading risk exposures of the Partnership at December 31, 2025 and 2024, by market sector:

Agricultural commodities (grains, livestock and softs) — The Partnership’s primary exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions as well as supply and demand factors.

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

The following table presents the fair value of open futures and forward currency contracts, held long or sold short, at December 31, 2025 and 2024. Fair value, below, is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair value of futures and forward currency contracts at December 31, 2025

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized
	Unrealized	Unrealized	Unrealized	Unrealized	Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$21,519	$(6,974)	$16,018	$(14,640)	$15,923
Energies	130,648	(363,960)	240,120	(2,644)	4,164
Grains	-	(27,402)	670,788	(5,788)	637,598
Interest rates	291,569	(57,341)	222,273	(315,309)	141,192
Livestock	-	-	1,760	(33,810)	(32,050)
Metals	3,082,565	(158,376)	87,886	(1,874,603)	1,137,472
Softs	20,048	(12,729)	28,952	(24,846)	11,425
Stock indices	721,043	(594,900)	66,810	(147,034)	45,919
Total futures contracts	4,267,392	(1,221,682)	1,334,607	(2,418,674)	1,961,643

Forward currency contracts	4,337,732	(1,095,934)	665,898	(2,519,154)	1,388,542

Total futures and forward currency contracts	$8,605,124	$(2,317,616)	$2,000,505	$(4,937,828)	$3,350,185

Fair value of futures and forward currency contracts at December 31, 2024

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized
	Unrealized	Unrealized	Unrealized	Unrealized	Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$-	$(118,694)	$511,079	$(3,513)	$388,872
Energies	2,202,407	(23,240)	383	(272,305)	1,907,245
Grains	-	-	101,118	(495,243)	(394,125)
Interest rates	82,166	(556,820)	930,311	(955,416)	(499,759)
Livestock	3,270	-	1,210	-	4,480
Metals	138,343	(2,302,090)	1,429,240	(62,450)	(796,957)
Softs	338,426	(58,588)	220,248	(1,175)	498,911
Stock indices	261,314	(1,459,779)	728,726	(76,954)	(546,693)
Total futures contracts	3,025,926	(4,519,211)	3,922,315	(1,867,056)	561,974

Forward currency contracts	64,781	(9,487,330)	11,458,137	(85,265)	1,950,323

Total futures and forward currency contracts	$3,090,707	$(14,006,541)	$15,380,452	$(1,952,321)	$2,512,297

The effect of trading futures and forward currency contracts is presented on the Statements of Operations for the years ended December 31, 2025 and 2024 as “Net realized gains on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the years ended December 31, 2025 and 2024

Sector	2025	2024

Futures contracts:
Currencies	$(178,939)	$3,938,862
Energies	(7,946,202)	(12,625,156)
Grains	(517,584)	5,404,039
Interest rates	(17,200,239)	11,334,929
Livestock	307,520	(603,160)
Metals	6,819,059	(3,681,496)
Softs	154,980	(162,417)
Stock indices	2,184,927	18,864,581

Total futures contracts	(16,376,478)	22,470,182

Forward currency contracts	330,879	7,324,032

Total futures and forward currency contracts	$(16,045,599)	$29,794,214

For the years ended December 31, 2025 and 2024, the monthly average number of future contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2025	2024

Average bought	53,532	58,552
Average sold	52,861	59,787
Average notional (in billions)	$3.6	$3.8

The Customer Agreement between the Partnership, the Futures Clearing Brokers and the FX Prime Brokers gives the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under Balance Sheet (Topic 210) of the Codification were met.

The following tables summarize the valuation of the Partnership’s investments as of December 31, 2025 and 2024.

Offsetting of derivative assets and liabilities at December 31, 2025
		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty J	$665,355	$(302,647)	$362,708
Counterparty L	4,820,067	(2,982,101)	1,837,966
Total futures contracts	5,485,422	(3,284,748)	2,200,674

Forward currency contracts
Counterparty K	3,424,714	(2,010,027)	1,414,687

Total assets	$8,910,136	$(5,294,775)	$3,615,361

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statements of	the Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$355,608	$(116,577)	$239,031

Forward currency contracts
Counterparty G	1,605,061	(1,578,916)	26,145

Total liabilities	$1,960,669	$(1,695,493)	$265,176

(Continued)

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty J	$362,708	$-	$(362,708)	$-
Counterparty L	1,837,966	-	(1,837,966)	-
Counterparty K	1,414,687	-	-	1,414,687
Total	$3,615,361	$-	$(2,200,674)	$1,414,687

		Amounts Not Offset in the Statements of Financial Condition

	Net amounts of
	Liabilities
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty C	$239,031	$-	$239,031	$-
Counterparty G	26,145	-	26,145	-
Total	$265,176	$-	$265,176	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2025.
(4) Net amount represents the amounts owed by the Master Fund to each counterparty as of December 31, 2025.

(Concluded)

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

(Concluded)

8.   FINANCIAL HIGHLIGHTS

The ratios are calculated based on 1) a limited partner that is charged a monthly management fee of 1/12 of 1.75% (1.75% per annum) and 20% of Trading Profits and 2) limited partners’ capital taken as a whole. The computation of such ratios based on the amount of expenses and profit share allocation assessed to an individual partner’s capital account may vary from these ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals. Returns are calculated based on 1) a limited partner that is charged a monthly management fee of 1/12 of 1.75% (1.75% per annum) and an annual profit share of 20% of Trading Profits and 2) limited partners’ capital taken as a whole. An individual partner’s returns may vary from these returns based on the timing of capital transactions and differences in individual partners’ management fee, selling commission, and profit share allocation arrangements.

9.   INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The U.S. Feeder and Cayman Feeder invest substantially all of their assets in the Partnership. For the years ended December 31, 2025 and 2024, respective ownership percentages of the Partnership are detailed below:

	2025	2024

U.S. Feeder	35.22%	28.05%
Cayman Feeder	41.29	54.87

Total	76.51%	82.92%

The remaining interests are held by direct investors in the Partnership.

The capital withdrawals payable at December 31, 2025 and 2024 were $1,464,484 and $3,996,469, respectively, detailed below.

	2025	2024

Direct investors (1)	$52,870	$2,350,598
U.S. Feeder	546,804	1,395,871
Cayman Feeder	864,810	250,000

Total	$1,464,484	$3,996,469

(1) Includes profit share to the General Partner of $4,565 and a limited partner redemption of $48,305, totaling $52,870 at December 31, 2025. Includes profit share to the General Partner of $1,710,536 and a limited partner redemption of $640,062, totaling $2,350,598 at December 31, 2024.

During February 2020, the Cayman Feeder created a new GBP share class. As the Cayman Feeder determines its net asset value in U.S. dollars and the GBP share class’s functional currency is British Pound Sterling, an investment in the GBP share class involves exchange-rate risk. It’s the Master Fund’s general practice to enter into a one-month forward currency contract at the beginning of each month for the purpose of hedging the GBP share class’ beginning of month exposure to U.S. dollars. Hedging the Cayman Feeder’s Class GBP share class exposure to U.S. dollars takes place at the Master Fund level. In the event of mid-month investor subscriptions or redemptions, the Master Fund may increase or decrease its hedge by entering into one or more additional forward currency contracts. The Master Fund may or may not adjust the hedge during a month for profits and losses. All gains and losses and all expenses of such currency hedging will be allocated at the Master Fund level to the Cayman Feeder’s Class GBP Shares.

10.   SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events through March 17, 2026, the date the financial statements were issued. Based on such evaluation, no events were discovered that required adjustment to or disclosure in the financial statements.

28