Form 10-Q
period 2026-03-31
Millburn Multi-Markets Fund L.P.
filed 2026-05-15
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2026

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

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Millburn Multi-Markets Fund L.P.
Financial statements
As of and for the three months ended March 31, 2026 and 2025 (unaudited)

Statements of Financial Condition (a)	1
Statements of Operations (b)	2
Statements of Changes in Partners’ Capital (b)	3
Statements of Financial Highlights (b)	5
Notes to Financial Statements	7

(a) At March 31, 2026 (unaudited) and December 31, 2025

(b) For the three months ended March 31, 2026 and 2025 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

ASSETS	March 31, 2026
	(unaudited)	December 31, 2025
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$110,481,242	$102,624,923
Due from the Master Fund	3,023,124	546,804
Cash and cash equivalents	8,652	-

Total assets	$113,513,018	$103,171,727

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital contributions received in advance	$8,652	$-
Capital withdrawals payable to Limited Partners	3,023,124	546,804

Total liabilities	3,031,776	546,804

PARTNERS’ CAPITAL:
General Partner	3,283,857	2,869,030

Limited partners:
Series A (68,666.9821 and 71,137.2609 units outstanding)	94,860,262	87,654,039
Series B (3,227.1273 and 3,783.4618 units outstanding)	5,757,121	6,038,026
Series C (1,651.8711 and 1,526.3319 units outstanding)	3,006,694	2,485,298
Series D (1,863.1096 and 2,162.6442 units outstanding)	3,073,637	3,192,171
Series E (410.1550 and 362.9981 units outstanding)	499,671	386,359

Total limited partners	107,197,385	99,755,893

Total partners’ capital	110,481,242	102,624,923

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$113,513,018	$103,171,727

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,381.45	$1,232.18
Series B	$1,783.98	$1,595.90
Series C	$1,820.17	$1,628.28
Series D	$1,649.74	$1,476.05
Series E	$1,218.25	$1,064.35

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
INVESTMENT INCOME:
Interest income, net (allocated from the Master Fund) (1)	$968,514	$1,316,812

EXPENSES:
Management fees (allocated from the Master Fund) (1)	461,680	506,425
Selling commissions and platform fees (allocated from the Master Fund) (1)	472,377	508,874
Administrative and operating expenses (allocated from the Master Fund) (1)	129,428	128,778
Custody fees and other expenses (allocated from the Master Fund) (1)	7,829	6,347

Total expenses	1,071,314	1,150,424

NET INVESTMENT INCOME (LOSS)	(102,800)	166,388

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	13,192,178	696,102
Brokerage commissions (allocated from the Master Fund) (1)	(116,192)	(103,716)
Foreign exchange transaction	(113,144)	(44,213)
Net change in unrealized:
Futures and forward currency contracts	954,145	(1,196,617)
Foreign exchange translation	10,244	18,626
Net losses from U.S. Treasury notes:
Realized	-	-
Net change in unrealized	(130,884)	(49,140)

Net realized and unrealized gains (losses)
allocated from the Master Fund	13,796,347	(678,958)

NET INCOME (LOSS) BEFORE PROFIT SHARE	13,693,547	(512,570)

LESS PROFIT SHARE ALLOCATION	1,343,172	1,277
FROM THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$12,350,375	$(513,847)

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$149.27	$(7.06)
Series B	$188.08	$(0.84)
Series C	$191.89	$(0.85)
Series D	$173.69	$(3.59)
Series E	$153.90	$4.22

(1) The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.

See notes to financial statements (Unaudited)

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners’ Capital (unaudited)
		For the three months ended March 31, 2026

		Limited Partners
General
Partner		Series A		Series B		Series C		Series D		Series E		Total
Amount		Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2026	$2,869,030	$87,654,039	71,137.2609	$6,038,026	3,783.4618	$2,485,298	1,526.3319	$3,192,171	2,162.6442	$386,359	362.9981	$102,624,923

Capital contributions	-	-	-	-	-	210,000	125.5392	-	-	56,864	52.6686	266,864
Capital withdrawals	-	(3,328,328)	(2,470.2788)	(945,031)	(556.3345)	-	-	(481,440)	(299.5346)	(6,121)	(5.5117)	(4,760,920)
Net income before profit share	414,827	11,639,623	-	783,793	-	369,864	-	422,871	-	62,569	-	13,693,547
Profit share	-	(1,105,072)	-	(119,667)	-	(58,468)	-	(59,965)	-	-	-	(1,343,172)
PARTNERS’ CAPITAL —
March 31, 2026	$3,283,857	$94,860,262	68,666.9821	$5,757,121	3,227.1273	$3,006,694	1,651.8711	$3,073,637	1,863.1096	$499,671	410.1550	$110,481,242

Net Asset Value per Unit at
March 31, 2026			$1,381.45		$1,783.98		$1,820.17		$1,649.74		$1,218.25

See notes to financial statements (Unaudited)												(Continued)

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners’ Capital (unaudited)
		For the three months ended March 31, 2025

		Limited Partners
General
Partner		Series A		Series B		Series C		Series D		Series E			Total
Amount		Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount		Units	Amount

PARTNERS’ CAPITAL — January 1, 2025	$2,906,007	$102,464,490	79,074.9857	$7,333,525	4,457.8217	$3,837,204	2,286.1305	$4,270,156	2,785.5884		$266,380	247.0895	$121,077,762

Capital contributions	-	-	-	-	-	200,000	118.0838	-	-		103,492	95.4646	303,492
Capital withdrawals	-	(3,621,285)	(2,775.9505)	(395,668)	(240.2919)	(78,217)	(46.6240)	(650,500)	(421.6912)		-	-	(4,745,670)
Net income before profit share	11,379	(514,670)	-	(2,701)	-	(4,145)	-	(3,306)	-		873	-	(512,570)
Profit share	-	-	-	(467)	-	289	-	(1,099)	-		-	-	(1,277)
PARTNERS’ CAPITAL —
March 31, 2025	$2,917,386	$98,328,535	76,299.0352	$6,934,689	4,217.5298	$3,955,131	2,357.5903	$3,615,251	2,363.8972	$	$ 370,745	342.5541	$116,121,737

Net Asset Value per Unit at
March 31, 2025			$1,288.73		$1,644.25		$1,677.62		$1,529.36			$1,082.29

See notes to financial statements (Unaudited)													(Concluded)

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended March 31, 2026

The following information presents per unit operating performance data for each series for the three months ended March 31, 2026.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,232.18	$1,595.90	$1,628.28	$1,476.05	$1,064.35

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (loss) (1)	(2.31)	5.55	5.64	2.16	8.70
Total trading and investing gains (1)	167.19	215.74	222.60	199.75	145.20

Net income before profit share allocation from the Master Fund	164.88	221.29	228.24	201.91	153.90

Less: profit share allocation from the Master Fund (1) (6)	15.61	33.21	36.35	28.22	0.00

Net income from operations after profit share allocation from the Master Fund	149.27	188.08	191.89	173.69	153.90

NET ASSET VALUE PER UNIT — End of period	$1,381.45	$1,783.98	$1,820.17	$1,649.74	$1,218.25

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	13.30%	13.74%	13.89%	13.57%	14.46%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	1.19	1.96	2.10	1.80	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	12.11%	11.78%	11.79%	11.77%	14.46%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.28%	2.27%	2.27%	3.03%	0.50%
Profit share allocation from the Master Fund (2) (6)	1.19	1.96	2.10	1.80	0.00

Total expenses	5.47%	4.23%	4.37%	4.83%	0.50%

Net investment income (loss) (3) (4) (5)	(0.71)%	1.31%	1.30%	0.55%	3.04%

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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended March 31, 2025

The following information presents per unit operating performance data for each series for the three months ended March 31, 2025.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,295.79	$1,645.09	$1,678.47	$1,532.95	$1,078.07

INCOME ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	0.74	9.17	9.34	5.71	10.74
Total trading and investing losses (1)	(7.80)	(9.90)	(10.31)	(8.87)	(6.52)

Net income (loss) before profit share allocation from the Master Fund	(7.06)	(0.73)	(0.97)	(3.16)	4.22

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.11	(0.12)	0.43	0.00

Net income (loss) from operations after profit share allocation from the Master Fund	(7.06)	(0.84)	(0.85)	(3.59)	4.22

NET ASSET VALUE PER UNIT — End of period	$1,288.73	$1,644.25	$1,677.62	$1,529.36	$1,082.29

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(0.55)%	(0.04)%	(0.06)%	(0.20)%	0.39%

LESS: PROFIT SHARE ALLOCATION TO THE MASTER FUND (2) (6)	0.00	0.01	(0.01)	0.03	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(0.55)%	(0.05)%	(0.05)%	(0.23)%	0.39%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.21%	2.21%	2.21%	2.96%	0.46%
Profit share allocation from the Master Fund (2) (6)	0.00	0.01	(0.01)	0.03	0.00

Total expenses	4.21%	2.22%	2.20%	2.99%	0.46%

Net investment income (3) (4) (5)	0.23%	2.22%	2.22%	1.49%	3.96%

(1) The net investment income per unit and profit share allocation from the Master Fund per unit is calculated by dividing the net investment income and profit share allocation from the Master Fund by the weighted average number of units outstanding during the period. Total trading and investing loss is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at March 31, 2026 (unaudited) and December 31, 2025 and the results of its operations for the three months ended March 31, 2026 and 2025 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s 2025 annual report included in Form 10-K filed with the Securities and Exchange Commission. The December 31, 2025 information has been derived from the audited financial statements as of December 31, 2025.

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

The Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2022 to 2025, Millburn Ridgefield LLC (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2025.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at March 31, 2026 and December 31, 2025 was 34.74% and 35.22%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At March 31, 2026 and December 31, 2025, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C, Series D and Series E Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and average number of units during the period.

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from April 1, 2026 to May 14, 2026, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

Millburn Multi-Markets Trading L.P.
Financial statements
As of and for the three months ended March 31, 2026 and 2025 (unaudited)

Statements of Financial Condition (a)	9
Condensed Schedules of Investments (a)	10
Statements of Operations (b)	14
Statements of Changes in Partners’ Capital (b)	15
Statements of Financial Highlights (b)	16
Notes to Financial Statements	18

(a) At March 31, 2026 (unaudited) and December 31, 2025

(b) For the three months ended March 31, 2026 and 2025 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	March 31, 2026
ASSETS	(unaudited)	December 31, 2025

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$55,213,316 and $51,887,657)	$55,226,992	$51,974,100
Net unrealized appreciation on open futures and forward currency contracts	5,979,405	3,615,361
Due from brokers, net	11,635,289	4,362,810
Cash denominated in foreign currencies (cost $0 and $913,752)	-	887,808

Total equity in trading accounts	72,841,686	60,840,079

INVESTMENTS IN U.S. TREASURY NOTES — at fair value
(amortized cost $241,817,527 and $216,954,904)	241,729,871	217,165,910

CASH AND CASH EQUIVALENTS	11,846,673	15,141,998

ACCRUED INTEREST RECEIVABLE	1,650,363	1,257,939

OTHER ASSETS	65	65

TOTAL ASSETS	$328,068,658	$294,405,991

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$-	$265,176
Cash overdrafts denominated in foreign currencies (cost $1,174,095 and $10,889)	1,178,690	9,364
Subscriptions received in advance	30,000	360,000
Capital withdrawal payable to Limited Partners	3,320,081	1,459,919
Capital withdrawal payable to General Partner	-	4,565
Management fee payable	358,336	319,848
Selling commissions payable	166,511	148,665
Accrued expenses	712,532	473,111
Due to brokers, net	14,270	460
Commissions and other trading fees on open futures contracts	23,260	18,377
Accrued profit share	4,225,691	-

Total liabilities	10,029,371	3,059,485

PARTNERS’ CAPITAL	318,039,287	291,346,506

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$328,068,658	$294,405,991

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

March 31, 2026

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(4,359)
Energies	(0.02)	(59,292)
Grains	0.16	521,568
Metals	0.21	667,404
Softs	0.00	12,528
Stock indices	0.47	1,455,873

Total long futures contracts	0.82	2,593,722

Short futures contracts:
Currencies	0.03	84,603
Energies	(0.00)	(104)
Grains	(0.05)	(162,338)
Interest rates	0.38	1,223,760
Livestock	0.00	7,080
Metals	(0.02)	(74,784)
Softs	(0.00)	(1,745)
Stock indices	(0.04)	(117,151)

Total short futures contracts	0.30	959,321

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	1.12	3,553,043

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.81)	(5,744,851)
Total short forward currency contracts	2.57	8,171,213

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	0.76	2,426,362

TOTAL INVESTMENTS IN FUTURES AND FORWARD CURRENCY CONTRACTS	1.88%	$5,979,405

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

March 31, 2026

U.S. TREASURY NOTES
		Fair Value
		as a % of
		Partners’
Face Amount	Description	Capital	Fair Value

$96,270,000	U.S. Treasury notes, 1.625%, 05/15/2026	30.19%	$96,029,325
101,020,000	U.S. Treasury notes, 1.500%, 08/15/2026	31.50	100,179,482
101,830,000	U.S. Treasury notes, 2.000%, 11/15/2026	31.68	100,748,056
	Total investments in U.S. Treasury notes
	(amortized cost $297,030,843)	93.37%	$296,956,863

See notes to financial statements (Unaudited)	(Concluded)

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

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2025

U.S. TREASURY NOTES
		Fair Value
		as a % of
		Partners’
Face Amount	Description	Capital	Fair Value

$90,830,000	U.S. Treasury notes, 1.625%, 02/15/2026	31.10%	$90,601,150
90,270,000	U.S. Treasury notes, 1.625%, 05/15/2026	30.77	89,645,868
90,020,000	U.S. Treasury notes, 1.500%, 08/15/2026	30.51	88,892,992
	Total investments in U.S. Treasury notes
	(amortized cost $268,842,561)	92.38%	$269,140,010

See notes to financial statements (Unaudited)	(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (unaudited)

	For the three months ended
	March 31	March 31
	2026	2025
INVESTMENT INCOME — Interest income, net	$2,749,727	$4,766,673

EXPENSES:
Management fees	1,014,150	1,453,995
Selling commissions and platform fees	472,382	508,880
Administrative and operating expenses	239,421	286,548
Custody fees and other expenses	22,260	23,043
Total expenses	1,748,213	2,272,466

NET INVESTMENT INCOME	1,001,514	2,494,207

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	37,468,377	1,694,229
Brokerage commissions	(329,842)	(375,625)
Foreign exchange transactions	(320,471)	(162,179)
Net change in unrealized:
Futures and forward currency contracts	2,629,220	(2,245,285)
Foreign exchange translation	29,014	69,258
Net losses from U.S. Treasury notes
Realized	-	-
Net change in unrealized	(371,429)	(179,611)
Total net realized and unrealized gains (losses)	39,104,869	(1,199,213)

NET INCOME BEFORE PROFIT SHARE TO GENERAL PARTNER	40,106,383	1,294,994
LESS PROFIT SHARE TO GENERAL PARTNER	4,265,488	44,758
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$35,840,895	$1,250,236

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners' Capital (unaudited)

For the three months ended March 31, 2026
	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2026	$290,026,384	$-	$1,320,122	$291,346,506
Contributions	686,866	39,797	-	726,663
Withdrawals	(9,874,777)	-	-	(9,874,777)
Net income before profit share
to General Partner	39,910,544	3,882	191,957	40,106,383
General Partner’s allocation - profit share	(4,265,488)	-	-	(4,265,488)
PARTNERS’ CAPITAL- March 31, 2026	$316,483,529	$43,679	$1,512,079	$318,039,287

For the three months ended March 31, 2025
	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2025	$430,373,310	$-	$1,333,044	$431,706,354
Contributions	588,492	3,035	-	591,527
Withdrawals	(5,439,684)	-	-	(5,439,684)
Net income (loss) before profit share
to General Partner	1,288,885	(24)	6,133	1,294,994
General Partner’s allocation - profit share	(44,758)	-	-	(44,758)
PARTNERS’ CAPITAL- March 31, 2025	$426,766,245	$3,011	$1,339,177	$428,108,433

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended
	March 31	March 31
	2026	2025

Total return before General Partner profit share allocation (3)	13.91%	0.03%
Less: General Partner profit share allocation (3)	2.13	0.01

Total return after General Partner profit share allocation (3)	11.78%	0.02%

Ratios to average net asset value:
Expenses (1) (4)	1.99%	1.93%
General Partner profit share allocation (3)	2.13	0.01

Total expenses and General Partner profit share allocation (1)	4.12%	1.94%

Net investment income (1) (2) (4)	1.62%	2.58%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1) Includes the Limited Partner’s proportionate share of expenses allocated from the Master Fund’s operations for the three months ended March 31, 2026 and 2025.
(2) Excludes General Partner profit share allocation and includes interest income.
(3) Not Annualized.
(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended
	March 31	March 31
	2026	2025

Total return before General Partner profit share allocation (3)	13.81%	0.31%
Less: General Partner profit share allocation (3)	1.39	0.01

Total return after General Partner profit share allocation (3)	12.42%	0.30%

Ratios to average net asset value:
Expenses (1) (4)	2.28%	2.11%
General Partner profit share allocation (3)	1.39	0.01

Total expenses and General Partner profit share allocation (1)	3.67%	2.12%

Net investment income (1) (2) (4)	1.32%	2.39%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the Limited Partners’ proportionate share of expenses allocated from the Master Fund’s operations for the three months ended March 31, 2026 and 2025.
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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at March 31, 2026 (unaudited) and December 31, 2025 (audited) and the results of its operations for the three months ended March 31, 2026 and 2025 (unaudited).

These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Master Fund’s annual report for the year ended December 31, 2025 included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2025 information has been derived from the audited financial statements as of December 31, 2025.

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

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At March 31, 2026 and December 31, 2025, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	March 31,	December 31,
	2026	2025
Partnership	34.74%	35.22%
Cayman Feeder	42.21%	41.29%

Total	76.95%	76.51%

The capital withdrawal payables at March 31, 2026 and December 31, 2025 were $3,320,081 and $1,464,484, respectively, as detailed below.

	March 31,	December 31,
	2026	2025
Direct investors (1)	$296,957	$52,870
Partnership	3,023,124	546,804
Cayman Feeder	-	864,810

Total	$3,320,081	$1,464,484

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

During the three months ended March 31, 2026 and 2025, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of March 31, 2026 and December 31, 2025 in valuing the Master Fund’s investments at fair value. At March 31, 2026 and December 31, 2025, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2026
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$296,956,863	$-	$296,956,863

Short-Term Money Market Fund*	11,596,673	-	11,596,673
Exchange-traded futures contracts
Currencies	80,244	-	80,244
Energies	(59,396)	-	(59,396)
Grains	359,230	-	359,230
Interest rates	1,223,760	-	1,223,760
Livestock	7,080	-	7,080
Metals	592,620	-	592,620
Softs	10,783	-	10,783
Stock indices	1,338,722	-	1,338,722

Total exchange-traded futures contracts	3,553,043	-	3,553,043

OTC forward currency contracts	-	2,426,362	2,426,362

Total futures and forward currency contracts (2)	3,553,043	2,426,362	5,979,405

Total financial assets and liabilities at fair value	$312,106,579	$2,426,362	$314,532,941

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$55,226,992
Investments in U.S. Treasury notes held in custody			241,729,871
Total investments in U.S. Treasury notes			$296,956,863

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,979,405
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$5,979,405

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2025
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$269,140,010	$-	$269,140,010

Short-Term Money Market Fund*	14,891,998	-	14,891,998
Exchange-traded futures contracts
Currencies	15,923	-	15,923
Energies	4,164	-	4,164
Grains	637,598	-	637,598
Interest rates	141,192	-	141,192
Livestock	(32,050)	-	(32,050)
Metals	1,137,472	-	1,137,472
Softs	11,425	-	11,425
Stock indices	45,919	-	45,919

Total exchange-traded futures contracts	1,961,643	-	1,961,643

OTC forward currency contracts	-	1,388,542	1,388,542

Total futures and forward currency contracts (2)	1,961,643	1,388,542	3,350,185

Total financial assets and liabilities at fair value	$285,993,651	$1,388,542	$287,382,193

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$51,974,100
Investments in U.S. Treasury notes			217,165,910
Total investments in U.S. Treasury notes			$269,140,010

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,615,361
Net unrealized depreciation on open futures and forward currency contracts			(265,176)
Total net unrealized appreciation on open futures and forward currency contracts			$3,350,185

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at March 31, 2026 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2026 and December 31, 2025. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2026

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized
	Unrealized	Unrealized	Unrealized	Unrealized	Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$23,571	$(27,930)	$97,733	$(13,130)	$80,244
Energies	295,307	(354,599)	46	(150)	(59,396)
Grains	733,852	(212,284)	-	(162,338)	359,230
Interest rates	-	-	2,161,967	(938,207)	1,223,760
Livestock	-	-	9,250	(2,170)	7,080
Metals	1,919,709	(1,252,305)	1,131,930	(1,206,714)	592,620
Softs	23,377	(10,849)	135	(1,880)	10,783
Stock indices	1,696,626	(240,753)	9,040	(126,191)	1,338,722
Total futures contracts	4,692,442	(2,098,720)	3,410,101	(2,450,780)	3,553,043

Forward currency contracts	934,627	(6,679,478)	8,808,046	(636,833)	2,426,362

Total futures and forward currency contracts	$5,627,069	$(8,778,198)	$12,218,147	$(3,087,613)	$5,979,405

 Fair value of futures and forward currency contracts at December 31, 2025

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized
	Unrealized	Unrealized	Unrealized	Unrealized	Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$21,519	$(6,974)	$16,018	$(14,640)	$15,923
Energies	130,648	(363,960)	240,120	(2,644)	4,164
Grains	-	(27,402)	670,788	(5,788)	637,598
Interest rates	291,569	(57,341)	222,273	(315,309)	141,192
Livestock	-	-	1,760	(33,810)	(32,050)
Metals	3,082,565	(158,376)	87,886	(1,874,603)	1,137,472
Softs	20,048	(12,729)	28,952	(24,846)	11,425
Stock indices	721,043	(594,900)	66,810	(147,034)	45,919
Total futures contracts	4,267,392	(1,221,682)	1,334,607	(2,418,674)	1,961,643

Forward currency contracts	4,337,732	(1,095,934)	665,898	(2,519,154)	1,388,542

Total futures and forward currency contracts	$8,605,124	$(2,317,616)	$2,000,505	$(4,937,828)	$3,350,185

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three months ended March 31, 2026 and 2025 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2026 and 2025

Sector	2026	2025
Futures contracts:
Currencies	$(40,791)	$(1,836,296)
Energies	8,739,601	2,883,814
Grains	(1,162,757)	(519,164)
Interest rates	16,344,619	1,165,028
Livestock	(4,620)	(82,680)
Metals	6,845,741	4,390,722
Softs	(318,368)	512,313
Stock indices	5,761,118	(1,841,508)
Total futures contracts	36,164,543	4,672,229

Forward currency contracts	3,933,054	(5,223,285)

Total futures and forward currency contracts	$40,097,597	$(551,056)

For the three months ended March 31, 2026 and 2025, the monthly average number of futures contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2026	2025

Average bought	39,042	53,734
Average sold	40,675	45,542
Average notional (in billions)	$3.7	$3.5

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2026 and December 31, 2025.

Offsetting of derivative assets and liabilities at March 31, 2026
		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$480,744	$(301,406)	$179,338
Counterparty J	1,526,832	(549,092)	977,740
Counterparty L	6,094,967	(3,699,002)	2,395,965
Total futures contracts	8,102,543	(4,549,500)	3,553,043

Forward currency contracts
Counterparty G	$2,733,582	(2,231,855)	501,727
Counterparty K	7,009,091	(5,084,456)	1,924,635
Total forward currency contracts	9,742,673	(7,316,311)	2,426,362

Total assets	$17,845,216	$(11,865,811)	$5,979,405

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty C	$179,338	$-	$(179,338)	$-
Counterparty J	977,740	-	(977,740)	-
Counterparty L	2,395,965	-	(2,395,965)	-
Counterparty G	501,727	-	-	501,727
Counterparty K	1,924,635	-	-	1,924,635
Total	$5,979,405	$-	$(3,553,043)	$2,426,362

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged, if any, includes both cash and U.S. Treasury notes held at each respective counterparty.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the
Statements of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2026.

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

The Master Fund’s forward currency trading activities are cleared by DB, and BA. The Master Fund’s concentration of credit risk associated with DB, or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, and BA. The amount of such credit risk was $37,694,164 and $32,577,526 at March 31, 2026 and December 31, 2025, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2026 and 2025. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	March 31, 2026	March 31, 2025
Profit share earned	$39,797	$3,035
Profit share accrued	4,225,691	41,723
Total profit share	$4,265,488	$44,758

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

7. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from April 1, 2026 to May 14, 2026, the date this Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the 10-Q.

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

The Master Fund’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies, other Commodity Futures Trading Commission-authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Master Fund’s futures, forward, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures, forward and spot trading, the Master Fund’s assets are highly liquid and are expected to remain so. During its operations for the three months ended March 31, 2026, the Partnership, through its investment in the Master Fund, experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2026

Total
Partners'
Capital of the
Month Ended:	Partnership
March 31, 2026	$110,481,242
December 31, 2025	102,624,923

Three Months
Change in Partners' Capital	$7,856,319
Percent Change	7.66%

THREE MONTHS ENDED MARCH 31, 2026

The increase in the Partnership’s net assets of $7,856,319 was attributable to net income after profit share of $12,350,375 and contributions of $266,864 which were partially offset by withdrawals of $4,760,920.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2026 decreased $44,745 relative to the corresponding period in 2025. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2026, relative to the corresponding period in 2025.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended March 31, 2026 decreased $36,497 relative to the corresponding period in 2025. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended March 31, 2026, relative to the corresponding period in 2025.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2026 increased $650 relative to the corresponding period in 2025. The increase was due to an increase in audit fees charged during the three months ended March 31, 2026, relative to the corresponding period in 2025.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended March 31, 2026 decreased $348,298 relative to the corresponding period in 2025. The decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the three months ended March 31, 2026, relative to the corresponding period in 2025.

For the three months ended March 31, 2026, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $13,796,347 from trading operations (including foreign exchange transactions and translations). Management fees of $461,680, selling commissions and platform fees of $472,377, administrative and operating expenses of $129,428, custody fees and other expenses of $7,829, and profit share of $1,343,172 were incurred. Interest income of $968,514 offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $12,350,375.

An analysis of the Master Fund’s gross trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	1.29%
Energies	3.02%
Grains	(0.36)%
Interest rates	5.55%
Livestock	0.04%
Metals	2.39%
Softs	(0.07)%
Stock indices	2.00%
Trading gain	13.86%

MANAGEMENT DISCUSSION – 2026

Three months ended March 31, 2026

The Partnership was profitable during the quarter as gains from trading interest rate, stock index, currency, energy and metals futures exceeded losses from trading grain futures. Trading of soft commodity and livestock futures was marginally negative.

During February, increased geopolitical tension between the U.S./Israel and Iran was accompanied by safe-haven demand for government bonds and declining interest rates. Expectations that official interest rate cuts would be forthcoming from the European Central Bank, the U.S. Federal Reserve and the Bank of England in 2026 also coincided with lower global interest rates. Long positions in European, Canadian, Japanese and short-term British interest rate futures, were profitable. However, in March, short positions in interest rate futures were profitable as inflation concerns increased amid higher prices of energy and energy-related products, coupled with supply disruptions related to the Middle East conflict. Short positions in U.S., German, Italian, British, Canadian and Australian interest rate futures across the yield curve were profitable. A shift towards tighter monetary policy by monetary authorities around the globe also accompanied these higher rates, especially in shorter term tenors.

Trading of equity index futures was mixed but positive during the quarter. Early on, capital expenditure spending for artificial intelligence (“AI”), energy and electricity, growing inter-regional trade and institutional reforms coincided with gains in Asian equities. A rotation away from large capitalization technology stocks, especially U.S. equities, toward non-U.S. and smaller capitalization equities was also reflected in positive equity results in January and February. Subsequently, however, concerns about rising inflation, higher interest rates, slowing growth and AI and private credit risks occurred alongside declines in equity markets during most of March, although there was an equity rally at month end amid reports of a possible end to Iran hostilities. Overall, trading of U.S., Korean, Indian, Japanese Tokyo Stock Price Index (TOPIX), iShares MSCI Emerging Markets ETF (EEM), German and British equity index futures was profitable. Conversely, trading of Brazilian, Chinese, Singaporean, Japanese Nikkei, and Euro Stoxx stock index futures posted partially offsetting losses.

The U.S. dollar was volatile during the quarter. It declined in January and February as market participants seemed to anticipate improved growth outside the U.S. and rotating away from concentration in U.S. large technology stocks toward non-U.S. regions and small and mid-capitalization equities. Then, amid the Middle East conflict, the U.S. dollar increased. Short U.S. dollar trades versus the high-yielding Brazilian real, South African rand and British pound were profitable, especially early in the quarter. A short U.S. dollar/long Norwegian krone trade was profitable as oil prices increased. Later in the period, long U.S. dollar trades against the Swiss franc, euro, Korean won, Canadian dollar and Swedish krona registered gains. Conversely, early in the quarter, long U.S. dollar trades against Australian, New Zealand and Japanese currencies posted partially offsetting losses. Trading the U.S. dollar versus the Mexican peso was slightly unprofitable as well.

During January and February, crude oil and crude oil product prices increased amid a rising geopolitical risk premium surrounding U.S./Iran tensions following U.S./Venezuela developments. Production outages in Kazakhstan, U.S. production freeze-offs and tightening U.S. restrictions on purchases of Russian oil also coincided with higher prices, despite reported expectations of significant oversupply. Then, as March opened, energy prices increased following the U.S.-Israeli intervention into Iran, the closure of the Strait of Hormuz and associated supply disruptions for crude oil, crude oil products and energy related goods, such as petrochemicals, fertilizers, sulfur and helium. Long positions in Brent crude, West Texas Crude (WTI), heating oil and London gas oil were profitable. A short U.S. natural gas position and trading carbon emissions were unprofitable.

At the start of 2026, declining interest rates, a weak U.S. dollar, central bank reserve diversification, geopolitical tensions and haven demand, tariff influences, idiosyncratic supply problems, and strong demand related to AI and electricity usage coincided with increases in both precious and industrial metal prices. Long positions in gold, silver and copper were profitable. As prices rose to record highs, Millburn’s risk models, late in January, resulted in position reductions and/or reversals in several markets. These actions preceded a broad profit-taking price retreat across the metals complex at month end and were followed by the preservation of, or additional, profits in certain markets. Then, in March, precious and industrial metals declined as the Middle East conflict coincided with increasing energy prices and supply disruptions that were associated with stagflation concerns, increasing expectations that major central banks could hike interest rates this year rather than lower them as was expected prior to the start of the intervention, rising bond yields and a stronger U.S. dollar. Short gold, silver, platinum and copper futures positions were profitable. A long aluminum trade was also profitable as Iranian attacks on Gulf neighbors seemed to damage production capabilities.

Short wheat futures positions were unprofitable as prices reached the highest level since June 2024 alongside frost threats in the Black Sea region, drought concerns in the U.S. and farmers scaled back plantings globally as the availability and cost of key crop nutrients became problematic amid the prolonged Middle East conflict. A short corn trade was also unprofitable as rising diesel and nitrogen fertilizer costs coincided with pressure on farmer margins, increased prices and reduced planting intentions. Trading in soybean and soybean meal futures was also unprofitable, as tariff concerns, together with the availability of cheaper Brazilian supplies, seemed to affect Chinese demand for U.S. soybeans. On the other hand, a long soybean oil position produced a partially offsetting gain as Middle East turmoil occurred alongside higher prices for this key feedstock for biodiesel and renewable diesel. Favorable new U.S. government biofuel mandates came during a period of higher soybean oil prices.

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

An analysis of the Master Fund’s gross trading gain (loss) by sector is as follows:

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

Long gold positions were profitable as demand for safe-haven assets amid tariff uncertainties, geopolitical tensions and continuing central bank diversification demand, rose to record highs during the quarter. Long platinum and aluminum trades were also slightly profitable. Elsewhere, trading of copper, nickel, zinc and silver produced partially offsetting losses as prices vacillated alongside trade and tariff uncertainties, an unsettled U.S. dollar and changing global growth and inflation outlooks.

Energy prices were volatile during the quarter amid conflicting influences. President Trump threatened to impose tighter sanctions and/or secondary tariffs on buyers of Russian crude oil if President Putin blocked President Trump’s Ukraine peace initiative and to impose additional tariffs and military strikes on Iran if Tehran failed to reach an agreement with the U.S. regarding its nuclear program. Improving growth in China also possibly impacted product price in a positive way. On the other hand, President Trump’s policies seeking lower oil prices and the non-Organization of the Petroleum Exporting Countries’ (“OPEC+”) announcement of impending increased production starting in April seemingly weighed on prices. Concerns about the strength of the U.S. economy and worries that Trump Administration’s trade and tariff policies could dampen global growth possibly constrained prices as well. On balance, long crude oil trades were profitable. A long U.S. natural gas trade was also profitable as prices continued to increase on strong export demand from Europe and Asia. However, a long Dutch Title Transfer Facility (TTF) natural gas position was unprofitable as prices fell from recent one-year highs when the winter heating season reached an end.

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a condensed schedules of investments setting forth open futures, forward and other contracts at March 31, 2026 and December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership's Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On January 1, 2026, February 1, 2026 and March 1, 2026, the Partnership sold Units to new and existing limited partners of $29,042, $235,864, and $1,958. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series B, Series D and Series E limited partners during the three months ended March 31, 2026. There were no Series C redemptions.

	Series A		Series B		Series D		Series E
Date of	Units	NAV	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
January 31, 2026	(245.6884)	$ 1,263.75	(195.2134)	$ 1,639.52	-	$ 1,515.44	-	$ 1,095.04
February 28, 2026	(533.1757)	1,277.69	(152.0457)	1,657.34	(109.4610)	1,533.60	(5.5117)	1,110.59
March 31, 2026	(1,691.4147)	1,381.45	(209.0754)	1,783.98	(190.0736)	1,649.74	-	1,218.25

Total	(2,470.2788)		(556.3345)		(299.5346)		(5.5117)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
General Partner

Date: May 14, 2026

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)