Form 10-Q
period 2026-06-30
Millburn Multi-Markets Fund L.P.
filed 2026-08-13
CIK 1468910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2026

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
As of and for the three and six months ended June 30, 2026 and 2025 (unaudited)

Statements of Financial Condition (a)	1
Statements of Operations (c)	2
Statements of Changes in Partners’ Capital (b)	4
Statements of Financial Highlights (c)	6
Notes to Financial Statements	10

(a) At June 30, 2026 (unaudited) and December 31, 2025

(b) For the six months ended June 30, 2026 and 2025 (unaudited)

(c) For the three and six months ended June 30, 2026 and 2025 (unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Financial Condition

ASSETS	June 30, 2026
	(unaudited)	December 31, 2025
Investment in Millburn Multi-Markets
Trading L.P. (the “Master Fund”)	$106,886,304	$102,624,923
Due from the Master Fund	1,529,814	546,804

Total assets	$108,416,118	$103,171,727

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Capital withdrawals payable to Limited Partners	$1,529,814	$546,804

Total liabilities	1,529,814	546,804

PARTNERS’ CAPITAL:
General Partner	3,261,633	2,869,030

Limited partners:
Series A (67,200.5785 and 71,137.2609 units outstanding)	91,628,928	87,654,039
Series B (3,227.1273 and 3,783.4618 units outstanding)	5,704,972	6,038,026
Series C (1,552.5143 and 1,526.3319 units outstanding)	2,800,250	2,485,298
Series D (1,819.5162 and 2,162.6442 units outstanding)	2,970,046	3,192,171
Series E (430.1436 and 362.9981 units outstanding)	520,475	386,359

Total limited partners	103,624,671	99,755,893

Total partners’ capital	106,886,304	102,624,923

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$108,416,118	$103,171,727

NET ASSET VALUE PER UNIT OUTSTANDING:
Series A	$1,363.51	$1,232.18
Series B	$1,767.82	$1,595.90
Series C	$1,803.69	$1,628.28
Series D	$1,632.33	$1,476.05
Series E	$1,210.00	$1,064.35

See notes to financial statements (Unaudited)

Millburn Multi-Markets Fund L.P.

Statements of Operations (unaudited)

	For the three months ended
	June 30, 2026	June 30, 2025
INVESTMENT INCOME:
Interest income, net (allocated from the Master Fund) (1)	$1,000,372	$1,189,982

Total interest income	1,000,372	1,189,982

EXPENSES:
Management fees (allocated from the Master Fund) (1)	461,281	482,763
Selling commissions and platform fees (allocated from the Master Fund) (1)	474,104	486,449
Administrative and operating expenses (allocated from the Master Fund) (1)	133,251	136,174
Custody fees and other expenses (allocated from the Master Fund) (1)	8,411	6,371

Total expenses	1,077,047	1,111,757

NET INVESTMENT INCOME (LOSS)	(76,675)	78,225

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized (losses) on closed positions:
Futures and forward currency contracts	(682,232)	(1,582,030)
Brokerage commissions (allocated from the Master Fund) (1)	(121,870)	(103,664)
Foreign exchange transaction	(46,396)	(45,622)
Net change in unrealized:
Futures and forward currency contracts	(712,634)	47,568
Foreign exchange translation	(4,861)	10,496
Net gains (losses) from U.S. Treasury notes:
Realized	1,021	364
Net change in unrealized	(76,660)	(59,028)

Net realized and unrealized (losses)
allocated from the Master Fund	(1,643,632)	(1,731,916)

NET (LOSS) BEFORE PROFIT SHARE	(1,720,307)	(1,653,691)

LESS PROFIT SHARE ALLOCATION	(338,952)	-
TO (FROM) THE MASTER FUND

NET (LOSS) AFTER PROFIT SHARE	$(1,381,355)	$(1,653,691)

NET (LOSS) PER UNIT OUTSTANDING:
Series A	$(17.94)	$(19.34)
Series B	$(16.16)	$(16.55)
Series C	$(16.48)	$(16.90)
Series D	$(17.41)	$(18.24)
Series E	$(8.25)	$(6.19)

(1) The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.

See notes to financial statements (Unaudited)        (Continued)

Millburn Multi-Markets Fund L.P.

Statements of Operations (unaudited)

	For the six months ended
	June 30, 2026	June 30, 2025
INVESTMENT INCOME:
Interest income, net (allocated from the Master Fund) (1)	$1,968,886	$2,506,794

Total interest income	1,968,886	2,506,794

EXPENSES:
Management fees (allocated from the Master Fund) (1)	922,961	989,188
Selling commissions and platform fees (allocated from the Master Fund) (1)	946,481	995,323
Administrative and operating expenses (allocated from the Master Fund) (1)	262,679	264,952
Custody fees and other expenses (allocated from the Master Fund) (1)	16,240	12,718

Total expenses	2,148,361	2,262,181

NET INVESTMENT INCOME (LOSS)	(179,475)	244,613

REALIZED AND UNREALIZED GAINS (LOSSES)
ALLOCATED FROM THE MASTER FUND (1)
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	12,509,946	(885,928)
Brokerage commissions (allocated from the Master Fund) (1)	(238,062)	(207,380)
Foreign exchange transaction	(159,540)	(89,835)
Net change in unrealized:
Futures and forward currency contracts	241,511	(1,149,049)
Foreign exchange translation	5,383	29,122
Net gains (losses) from U.S. Treasury notes:
Realized	1,021	364
Net change in unrealized	(207,544)	(108,168)

Net realized and unrealized gains (losses)
allocated from the Master Fund	12,152,715	(2,410,874)

NET INCOME (LOSS)	11,973,240	(2,166,261)

LESS PROFIT SHARE ALLOCATION	1,004,220	1,277
FROM THE MASTER FUND

NET INCOME (LOSS) AFTER PROFIT SHARE	$10,969,020	$(2,167,538)

NET INCOME (LOSS) PER UNIT OUTSTANDING:
Series A	$131.33	$(26.40)
Series B	$171.92	$(17.39)
Series C	$175.41	$(17.75)
Series D	$156.28	$(21.83)
Series E	$145.65	$(1.97)

(1) The Partnership’s proportionate share of income and expenses allocated from the Master Fund for the period ended.

See notes to financial statements (Unaudited)        (Concluded)

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners’ Capital (unaudited)
		For the six months ended June 30, 2026

		Limited Partners
General
Partner		Series A		Series B		Series C		Series D		Series E		Total
Amount		Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

PARTNERS’ CAPITAL — January 1, 2026	$2,869,030	$87,654,039	71,137.2609	$6,038,026	3,783.4618	$2,485,298	1,526.3319	$3,192,171	2,162.6442	$386,359	362.9981	$102,624,923

Capital contributions	-	-	-	-	-	210,000	125.5392	-	-	56,864	52.6686	266,864
Capital withdrawals	-	(3,328,328)	(2,470.2788)	(945,031)	(556.3345)	-	-	(481,440)	(299.5346)	(6,121)	(5.5117)	(4,760,920)
Net income before profit share	414,827	11,639,623	-	783,793	-	369,864	-	422,871	-	62,569	-	13,693,547
Profit share	-	(1,105,072)	-	(119,667)	-	(58,468)	-	(59,965)	-	-	-	(1,343,172)
PARTNERS’ CAPITAL —
March 31, 2026	$3,283,857	$94,860,262	68,666.9821	$5,757,121	3,227.1273	$3,006,694	1,651.8711	$3,073,637	1,863.1096	$499,671	410.1550	$110,481,242

Capital contributions	-	-	-	-	-	-	-	-	-	24,131	19.9886	24,131
Capital withdrawals	-	(1,991,560)	(1,466.4036)	-	-	(175,000)	(99.3568)	(71,154)	(43.5934)	-	-	(2,237,714)
Net (loss) before profit share	(22,224)	(1,549,718)	-	(65,187)	-	(39,305)	-	(40,546)	-	(3,327)	-	(1,720,307)
Profit share	-	309,944	-	13,038	-	7,861	-	8,109	-	-	-	338,952
PARTNERS’ CAPITAL —
June 30, 2026	$3,261,633	$91,628,928	67,200.5785	$5,704,972	3,227.1273	$2,800,250	1,552.5143	$2,970,046	1,819.5162	$520,475	430.1436	$106,886,304

Net Asset Value per Unit at
March 31, 2026			$1,381.45		$1,783.98		$1,820.17		$1,649.74		$1,218.25

Net Asset Value per Unit at
June 30, 2026			$1,363.51		$1,767.82		$1,803.69		$1,632.33		$1,210.00

See notes to financial statements (Unaudited)												(Continued)

		Millburn Multi-Markets Fund L.P.
		Statements of Changes in Partners’ Capital (unaudited)
		For the six months ended June 30, 2025

		Limited Partners
General
Partner		Series A		Series B		Series C		Series D		Series E			Total
Amount		Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount		Units	Amount

PARTNERS’ CAPITAL — January 1, 2025	$2,906,007	$102,464,490	79,074.9857	$7,333,525	4,457.8217	$3,837,204	2,286.1305	$4,270,156	2,785.5884		$266,380	247.0895	$121,077,762

Capital contributions	-	-	-	-	-	200,000	118.0838	-	-		103,492	95.4646	303,492
Capital withdrawals	-	(3,621,285)	(2,775.9505)	(395,668)	(240.2919)	(78,217)	(46.6240)	(650,500)	(421.6912)		-	-	(4,745,670)
Net income before profit share	11,379	(514,670)	-	(2,701)	-	(4,145)	-	(3,306)	-		873	-	(512,570)
Profit share	-	-	-	(467)	-	289	-	(1,099)	-		-	-	(1,277)
PARTNERS’ CAPITAL —
March 31, 2025	$2,917,386	$98,328,535	76,299.0352	$6,934,689	4,217.5298	$3,955,131	2,357.5903	$3,615,251	2,363.8972	$	$ 370,745	342.5541	$116,121,737

Capital contributions	-	-	-	-	-	-	-	-	-		7,499	7.0135	7,499
Capital withdrawals	-	(1,617,168)	(1,276.3819)	(114,737)	(70.6450)	(335,000)	(203.8605)	-	-		-	-	(2,066,905)
Net income before profit share	(16,707)	(1,478,327)	-	(70,087)	-	(43,385)	-	(43,109)	-		(2,076)	-	(1,653,691)
Profit share	-	-	-	-	-	-	-	-	-		-	-	-
PARTNERS’ CAPITAL —
June 30, 2025	$2,900,679	$95,233,040	75,022.6533	$6,749,865	4,146.8848	$3,576,746	2,153.7298	$3,572,142	2,363.8972	$	$ 376,168	349.5676	$112,408,640

Net Asset Value per Unit at
March 31, 2025			$1,288.73		$1,644.25		$1,677.62		$1,529.36			$1,082.29

Net Asset Value per Unit at
June 30, 2025			$1,269.39		$1,627.70		$1,660.72		$1,511.12			$1,076.10

See notes to financial statements (Unaudited)													(Concluded)

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended June 30, 2026

The following information presents per unit operating performance data for each series for the three months ended June 30, 2026.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,381.45	$1,783.98	$1,820.17	$1,649.74	$1,218.25

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (loss) (1)	(2.07)	6.18	6.37	2.62	9.42
Total trading and investing (losses) (1)	(20.06)	(24.32)	(27.84)	(22.23)	(17.67)

Net (loss) before profit share allocation from the Master Fund	(22.13)	(18.14)	(21.47)	(19.61)	(8.25)

Less: profit share allocation from the Master Fund (1) (6)	(4.19)	(1.98)	(4.99)	(2.20)	0.00

Net (loss) from operations after profit share allocation from the Master Fund	(17.94)	(16.16)	(16.48)	(17.41)	(8.25)

NET ASSET VALUE PER UNIT — End of period	$1,363.51	$1,767.82	$1,803.69	$1,632.33	$1,210.00

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(1.63)%	(1.14)%	(1.18)%	(1.33)%	(0.68)%

LESS: PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2) (6)	(0.33)	(0.23)	(0.27)	(0.27)	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(1.30)%	(0.91)%	(0.91)%	(1.06)%	(0.68)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.32%	2.31%	2.31%	3.07%	0.52%
Profit share allocation from the Master Fund (2) (6)	(0.33)	(0.23)	(0.27)	(0.27)	0.00

Total expenses	3.99%	2.08%	2.04%	2.80%	0.52%

Net investment income (loss) (3) (4) (5)	(0.61)%	1.42%	1.43%	0.66%	3.15%

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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the six months ended June 30, 2026

The following information presents per unit operating performance data for each series for the six months ended June 30, 2026.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,232.18	$1,595.90	$1,628.28	$1,476.05	$1,064.35

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (loss) (1)	(4.38)	11.73	12.01	4.78	18.12
Total trading and investing gains (1)	147.13	191.42	194.76	177.52	127.53

Net income before profit share allocation to (from) the Master Fund	142.75	203.15	206.77	182.30	145.65

Less: profit share allocation to (from) the Master Fund (1) (6)	11.42	31.23	31.36	26.02	0.00

Net income from operations after profit share allocation to (from) the Master Fund	131.33	171.92	175.41	156.28	145.65

NET ASSET VALUE PER UNIT — End of period	$1,363.51	$1,767.82	$1,803.69	$1,632.33	$1,210.00

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION TO (FROM) THE MASTER FUND (2)	11.52%	12.58%	12.55%	12.22%	13.68%

LESS: PROFIT SHARE ALLOCATION TO (FROM) THE MASTER FUND (2) (6)	0.86	1.81	1.78	1.63	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION TO (FROM) THE MASTER FUND (2)	10.66%	10.77%	10.77%	10.59%	13.68%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.33%	2.31%	2.31%	3.07%	0.52%
Profit share allocation from the Master Fund (2) (6)	0.86	1.81	1.78	1.63	0.00

Total expenses	5.19%	4.12%	4.09%	4.70%	0.52%

Net investment income (loss) (3) (4) (5)	(0.66)%	1.37%	1.38%	0.61%	3.12%

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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the three months ended June 30, 2025

The following information presents per unit operating performance data for each series for the three months ended June 30, 2025.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,288.73	$1,644.25	$1,677.62	$1,529.36	$1,082.29

INCOME ALLOCATED FROM THE MASTER FUND:
Net investment income (loss) (1)	(0.17)	7.87	8.04	4.52	9.81
Total trading and investing (losses) (1)	(19.17)	(24.42)	(24.95)	(22.74)	(16.00)

Net (loss) before profit share allocation from the Master Fund	(19.34)	(16.55)	(16.91)	(18.22)	(6.19)

Less: profit share allocation from the Master Fund (1) (6)	0.00	0.00	(0.01)	0.02	0.00

Net (loss) from operations after profit share allocation from the Master Fund	(19.34)	(16.55)	(16.90)	(18.24)	(6.19)

NET ASSET VALUE PER UNIT — End of period	$1,269.39	$1,627.70	$1,660.72	$1,511.12	$1,076.10

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(1.50)%	(1.01)%	(1.01)%	(1.19)%	(0.57)%

LESS: PROFIT SHARE ALLOCATION TO THE MASTER FUND (2) (6)	0.00	0.00	0.00	0.00	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(1.50)%	(1.01)%	(1.01)%	(1.19)%	(0.57)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.26%	2.26%	2.25%	3.01%	0.50%
Profit share allocation from the Master Fund (2) (6)	0.00	0.00	0.00	0.00	0.00

Total expenses	4.26%	2.26%	2.25%	3.01%	0.50%

Net investment income (loss) (3) (4) (5)	(0.06)%	1.94%	1.94%	1.19%	3.69%

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

Millburn Multi-Markets Fund L.P.
Statement of Financial Highlights (UNAUDITED)
For the six months ended June 30, 2025

The following information presents per unit operating performance data for each series for the six months ended June 30, 2025.

Per Unit Performance
(For a Unit Outstanding Throughout the Period)	Series A	Series B	Series C	Series D	Series E

NET ASSET VALUE PER UNIT — Beginning of period	$1,295.79	$1,645.09	$1,678.47	$1,532.95	$1,078.07

INCOME (LOSS) ALLOCATED FROM THE MASTER FUND:
Net investment income (1)	0.57	17.04	17.38	10.23	20.55
Total trading and investing (losses) (1)	(26.97)	(34.32)	(35.26)	(31.61)	(22.52)

Net (loss) before profit share allocation from the Master Fund	(26.40)	(17.28)	(17.88)	(21.38)	(1.97)

Less: profit share allocation to (from) the Master Fund (1) (6)	0.00	0.11	(0.13)	0.45	0.00

Net (loss) from operations after profit share allocation from the Master Fund	(26.40)	(17.39)	(17.75)	(21.83)	(1.97)

NET ASSET VALUE PER UNIT — End of period	$1,269.39	$1,627.70	$1,660.72	$1,511.12	$1,076.10

TOTAL RETURN BEFORE PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(2.04)%	(1.05)%	(1.07)%	(1.39)%	(0.18)%

LESS: PROFIT SHARE ALLOCATION TO (FROM) THE MASTER FUND (2) (6)	0.00	0.01	(0.01)	0.03	0.00

TOTAL RETURN AFTER PROFIT SHARE ALLOCATION FROM THE MASTER FUND (2)	(2.04)%	(1.06)%	(1.06)%	(1.42)%	(0.18)%

RATIOS TO AVERAGE NET ASSET VALUE:
Expenses (3) (4) (5)	4.23%	2.23%	2.23%	2.98%	0.48%
Profit share allocation from the Master Fund (2) (6)	0.00	0.01	(0.01)	0.03	0.00

Total expenses	4.23%	2.24%	2.22%	3.01%	0.48%

Net investment income (3) (4) (5)	0.09%	2.09%	2.09%	1.35%	3.82%

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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Millburn Multi-Markets Fund L.P.’s (the “Partnership”) financial condition at June 30, 2026 (unaudited) and December 31, 2025 and the results of its operations for the three and six months ended June 30, 2026 and 2025 (unaudited).

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

Certain reclassifications have been made to previously reported amounts to conform to the current period’s presentation.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2025.

2. INVESTMENT IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership invests substantially all of its assets in Millburn Multi-Markets Trading L.P. (the “Master Fund”). The Partnership’s ownership percentage of the Master Fund at June 30, 2026 and December 31, 2025 was 34.42% and 35.22%, respectively, of total partners’ capital of the Master Fund. See the attached financial statements of the Master Fund.

3. RELATED PARTY TRANSACTIONS

The Partnership bears its own expenses, including, but not limited to, periodic legal, accounting and filing fees. Administrative and operating expenses related to investors in the Partnership (including their pro-rata share of Master Fund expenses) are not expected to exceed 1/2 of 1% per annum of the Partnership’s average month-end partners’ capital.

Series A Limited Partners that redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the General Partner. At June 30, 2026 and December 31, 2025, there were no redemption charges owed to the General Partner.

4. FINANCIAL HIGHLIGHTS

Per Unit operating performance for Series A, Series B, Series C, Series D and Series E Units is calculated based on Limited Partners’ Partnership capital for each series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period.

5. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2026 to August 13, 2026, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

Millburn Multi-Markets Trading L.P.
Financial statements
As of and for the three and six months ended June 30, 2026 and 2025 (unaudited)

Statements of Financial Condition (a)	12
Condensed Schedules of Investments (a)	13
Statements of Operations (c)	17
Statements of Changes in Partners’ Capital (b)	19
Statements of Financial Highlights (c)	20
Notes to Financial Statements	22

(a) At June 30, 2026 (unaudited) and December 31, 2025

(b) For the six months ended June 30, 2026 and 2025 (unaudited)

(c) For the three and six months ended June 30, 2026 and 2025 (unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Condition

	June 30, 2026
ASSETS	(unaudited)	December 31, 2025

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$63,716,093 and $51,887,657)	$63,685,465	$51,974,100
Net unrealized appreciation on open futures and forward currency contracts	4,705,774	3,615,361
Due from brokers, net	4,733,330	4,362,810
Cash denominated in foreign currencies (cost $885,736 and $913,752)	872,862	887,808

Total equity in trading accounts	73,997,431	60,840,079

INVESTMENTS IN U.S. TREASURY NOTES — at fair value
(amortized cost $226,676,038 and $216,954,904)	226,412,138	217,165,910

CASH AND CASH EQUIVALENTS	16,201,060	15,141,998

ACCRUED INTEREST RECEIVABLE	1,655,882	1,257,939

OTHER ASSETS	65	65

TOTAL ASSETS	$318,266,576	$294,405,991

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$687,075	$265,176
Cash overdrafts denominated in foreign currencies (cost $533,405 and $10,889)	528,598	9,364
Subscriptions received in advance	135,000	360,000
Capital withdrawal payable to Limited Partners	1,685,009	1,459,919
Capital withdrawal payable to General Partner	-	4,565
Management fee payable	345,543	319,848
Selling commissions payable	158,849	148,665
Accrued expenses	461,820	473,111
Due to brokers, net	707,659	460
Commissions and other trading fees on open futures contracts	16,564	18,377
Accrued profit share	3,036,379	-

Total liabilities	7,762,496	3,059,485

PARTNERS’ CAPITAL	310,504,080	291,346,506

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$318,266,576	$294,405,991

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

June 30, 2026

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
FUTURES AND FORWARD CURRENCY CONTRACTS	Partners’ Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.02)%	$(69,976)
Energies	0.00	7,695
Interest rates:
30 Year U.S. Treasury Note (145 contracts, settlement date September 2026)	0.01	20,625
Other	0.25	789,794

Total interest rates	0.26	810,419

Livestock	0.00	6,130
Metals	(1.13)	(3,513,278)
Softs	0.00	9,064
Stock indices	0.03	85,192

Total long futures contracts	(0.86)	(2,664,754)

Short futures contracts:
Currencies	0.10	307,501
Energies	(0.03)	(85,818)
Grains	0.09	269,415
Interest rates:
2 Year U.S. Treasury Note (960 contracts, settlement date September 2026)	0.04	119,633
30 Year U.S. Treasury Bond (49 contracts, settlement date September 2024)
Other	(0.08)	(255,052)

Total interest rates	(0.04)	(135,419)

Livestock	0.01	29,100
Metals	0.71	2,193,895
Softs	(0.04)	(83,305)
Stock indices	(0.16)	(507,613)

Total short futures contracts	0.64	1,987,756

TOTAL INVESTMENTS IN FUTURES CONTRACTS — Net	(0.22)	(676,998)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(3.19)	(9,897,299)
Total short forward currency contracts	4.70	14,592,996

TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS — Net	1.51	4,695,697

TOTAL INVESTMENTS IN FUTURES AND FORWARD CURRENCY CONTRACTS	1.29%	$4,018,699

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments (unaudited)

June 30, 2026

U.S. TREASURY NOTES
		Fair Value
		as a % of
		Partners’
Face Amount	Description	Capital	Fair Value

$94,020,000	U.S. Treasury notes, 1.500%, 08/15/2026	30.19%	$93,750,061
101,830,000	U.S. Treasury notes, 2.000%, 11/15/2026	32.56	101,106,052
96,270,000	U.S. Treasury notes, 2.250%, 02/15/2027	30.68	95,241,490
	Total investments in U.S. Treasury notes
	(amortized cost $290,392,131)	93.43%	$290,097,603

See notes to financial statements (Unaudited)			(Concluded)

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

		(Continued)

Millburn Multi-Markets Trading L.P.

Condensed Schedule of Investments

December 31, 2025

U.S. TREASURY NOTES
		Fair Value
		as a % of
		Partners’
Face Amount	Description	Capital	Fair Value

$90,830,000	U.S. Treasury notes, 1.625%, 02/15/2026	31.10%	$90,601,150
90,270,000	U.S. Treasury notes, 1.625%, 05/15/2026	30.77	89,645,868
90,020,000	U.S. Treasury notes, 1.500%, 08/15/2026	30.51	88,892,992
	Total investments in U.S. Treasury notes
	(amortized cost $268,842,561)	92.38%	$269,140,010

See notes to financial statements (Unaudited)			(Concluded)

Millburn Multi-Markets Trading L.P.

Statements of Operations (unaudited)

	For the three months ended
	June 30	June 30
	2026	2025
INVESTMENT INCOME — Interest income, net	$2,879,345	$4,407,192

EXPENSES:
Management fees	1,032,097	1,419,868
Selling commissions and platform fees	474,111	486,455
Administrative and operating expenses	246,862	270,925
Custody fees and other expenses	24,180	23,582
Total expenses	1,777,250	2,200,830

NET INVESTMENT INCOME	1,102,095	2,206,362

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized (losses) on closed positions:
Futures and forward currency contracts	(2,046,422)	(2,559,348)
Brokerage commissions	(350,755)	(383,930)
Foreign exchange transactions	(134,717)	(166,512)
Net change in unrealized:
Futures and forward currency contracts	(1,960,706)	(386,938)
Foreign exchange translation	(12,662)	37,294
Net gains (losses) from U.S. Treasury notes
Realized	2,935	1,326
Net change in unrealized	(220,548)	(218,251)
Total net realized and unrealized (losses)	(4,722,875)	(3,676,359)

NET (LOSS) BEFORE PROFIT SHARE TO GENERAL PARTNER	(3,620,780)	(1,469,997)
LESS PROFIT SHARE TO GENERAL PARTNER	(1,094,338)	(41,510)
NET (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(2,526,442)	$(1,428,487)

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Operations (unaudited)

	For the six months ended
	June 30	June 30
	2026	2025
INVESTMENT INCOME — Interest income, net	$5,629,072	$9,173,865

EXPENSES:
Management fees	2,046,247	2,873,863
Selling commissions and platform fees	946,493	995,335
Administrative and operating expenses	486,283	557,473
Custody fees and other expenses	46,440	46,625
Total expenses	3,525,463	4,473,296

NET INVESTMENT INCOME	2,103,609	4,700,569

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	35,421,955	(865,119)
Brokerage commissions	(680,597)	(759,555)
Foreign exchange transactions	(455,188)	(328,691)
Net change in unrealized:
Futures and forward currency contracts	668,514	(2,632,223)
Foreign exchange translation	16,352	106,552
Net gains (losses) from U.S. Treasury notes
Realized	2,935	1,326
Net change in unrealized	(591,977)	(397,862)
Total net realized and unrealized gains (losses)	34,381,994	(4,875,572)

NET INCOME (LOSS) BEFORE PROFIT SHARE	36,485,603	(175,003)
LESS PROFIT SHARE TO GENERAL PARTNER	3,171,150	3,248
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$33,314,453	$(178,251)

 See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Changes in Partners’ Capital (unaudited)

For the six months ended June 30, 2026
	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2026	$290,026,384	$-	$1,320,122	$291,346,506
Contributions	686,866	39,797	-	726,663
Withdrawals	(9,874,777)	-	-	(9,874,777)
Net income before profit share
to General Partner	39,910,544	3,882	191,957	40,106,383
General Partner’s allocation - profit share	(4,265,488)	-	-	(4,265,488)
PARTNERS’ CAPITAL- March 31, 2026	$316,483,529	$43,679	$1,512,079	$318,039,287

Contributions	1,454,129	94,974	-	1,549,103
Withdrawals	(6,557,868)	-	-	(6,557,868)
Net income before profit share
to General Partner	(3,612,136)	473	(9,117)	(3,620,780)
General Partner’s allocation - profit share	1,094,338	-	-	1,094,338
PARTNERS’ CAPITAL- June 30, 2026	$308,861,992	$139,126	$1,502,962	$310,504,080

For the six months ended June 30, 2025
	Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS’ CAPITAL - January 1, 2025	$430,373,310	$-	$1,333,044	$431,706,354
Contributions	588,492	3,035	-	591,527
Withdrawals	(5,439,684)	-	-	(5,439,684)
Net income (loss) before profit share
to General Partner	1,288,885	(24)	6,133	1,294,994
General Partner’s allocation - profit share	(44,758)	-	-	(44,758)
PARTNERS’ CAPITAL- March 31, 2025	$426,766,245	$3,011	$1,339,177	$428,108,433

Contributions	247,499	-	-	247,499
Withdrawals	(4,950,727)	-	-	(4,950,727)
Net (loss) before profit share				-
to General Partner	(1,463,395)	(15)	(6,587)	(1,469,997)
General Partner’s allocation - profit share	41,510	-	-	41,510
PARTNERS’ CAPITAL- June 30, 2025	$420,641,132	$2,996	$1,332,590	$421,976,718

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights of a Limited Partner that is charged a monthly management fee of 1/12 of 1.75% and an annual profit share of 20% of Trading Profits (as defined in the Limited Partnership Agreement).

	For the three months ended		For the six months ended
	June 30	June 30	June 30	June 30
	2026	2025	2026	2025

Total return before General Partner profit share allocation (3)	(1.07)%	(0.92)%	12.71%	(0.91)%
Less: General Partner profit share allocation (3)	0.22	-	(1.87)	-

Total return after General Partner profit share allocation (3)	(0.85)%	(0.92)%	10.84%	(0.91)%

Ratios to average net asset value:
Expenses (1) (4)	2.01%	1.93%	2.01%	1.93%
General Partner profit share allocation (3)	0.22	-	1.87	-

Total expenses and General Partner profit share allocation (1)	2.23%	1.93%	3.88%	1.93%

Net investment income (1) (2) (4)	1.75%	2.28%	1.68%	2.43%

Total returns and the ratios to average net asset value are calculated for a Limited Partner.

(1) Includes the Limited Partner’s proportionate share of expenses allocated from the Master Fund’s operations for the three and six months ended June 30, 2026 and 2025.
(2) Excludes General Partner profit share allocation and includes interest income.
(3) Not Annualized.
(4) Annualized.

See notes to financial statements (Unaudited)

Millburn Multi-Markets Trading L.P.

Statements of Financial Highlights (unaudited)

The following information presents financial highlights for Limited Partners as a whole.

	For the three months ended		For the six months ended
	June 30	June 30	June 30	June 30
	2026	2025	2026	2025

Total return before General Partner profit share allocation (3)	(1.13)%	(0.33)%	12.61%	(0.02)%
Less: General Partner profit share allocation (3)	0.35	0.01	(1.03)	-

Total return after General Partner profit share allocation (3)	(0.78)%	(0.32)%	11.58%	(0.02)%

Ratios to average net asset value:
Expenses (1) (4)	2.30%	2.08%	2.31%	2.10%
General Partner profit share allocation (3)	0.35	0.01	1.03	-

Total expenses and General Partner profit share allocation (1)	2.65%	2.09%	3.34%	2.10%

Net investment income (1) (2) (4)	1.41%	2.11%	1.36%	2.25%

Total returns and the ratios to average net asset value are calculated for a Limited Partner. An individual Limited Partner’s total returns and ratios may vary from the above total returns and ratios based on different management fee and General Partner profit share allocation agreements and the timing of contributions and withdrawals.

(1) Includes the Limited Partners’ proportionate share of expenses allocated from the Master Fund’s operations for the three and six months ended June 30, 2026 and 2025.
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

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Master Fund’s financial condition at June 30, 2026 (unaudited) and December 31, 2025 (audited) and the results of its operations for the three and six months ended June 30, 2026 and 2025 (unaudited).

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

Certain reclassifications have been made to previously reported amounts to conform to the current period’s presentation.

2. INVESTORS IN MILLBURN MULTI-MARKETS TRADING L.P.

The Partnership and the Cayman Feeder invest substantially all of their assets in the Master Fund. At June 30, 2026 and December 31, 2025, the respective ownership percentages of the Master Fund are detailed below. The remaining interests are held by direct investors in the Master Fund.

	June 30,	December 31,
	2026	2025
Partnership	34.42%	35.22%
Cayman Feeder	42.98%	41.29%

Total	77.40%	76.51%

The capital withdrawals payable at June 30, 2026 and December 31, 2025 were $1,685,009 and $1,464,484, respectively, as detailed below.

	June 30,	December 31,
	2026	2025
Direct investors (1)	$35,650	$52,870
Partnership	1,529,814	546,804
Cayman Feeder	119,545	864,810

Total	$1,685,009	$1,464,484

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

During the three and six months ended June 30, 2026 and 2025, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Master Fund’s investments by hierarchical level as of June 30, 2026 and December 31, 2025 in valuing the Master Fund’s investments at fair value. At June 30, 2026 and December 31, 2025, the Master Fund had no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2026
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$290,097,603	$-	$290,097,603

Short-Term Money Market Fund*	15,951,060	-	15,951,060
Exchange-traded futures contracts
Currencies	237,525	-	237,525
Energies	(78,123)	-	(78,123)
Grains	269,415	-	269,415
Interest rates	675,000	-	675,000
Livestock	35,230	-	35,230
Metals	(1,319,383)	-	(1,319,383)
Softs	(74,241)	-	(74,241)
Stock indices	(422,421)	-	(422,421)

Total exchange-traded futures contracts	(676,998)	-	(676,998)

OTC forward currency contracts	-	4,695,697	4,695,697

Total futures and forward currency contracts (2)	(676,998)	4,695,697	4,018,699

Total financial assets and liabilities at fair value	$305,371,665	$4,695,697	$310,067,362

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$63,685,465
Investments in U.S. Treasury notes held in custody			226,412,138
Total investments in U.S. Treasury notes			$290,097,603

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,705,774
Net unrealized depreciation on open futures and forward currency contracts			(687,075)
Total net unrealized appreciation on open futures and forward currency contracts			$4,018,699

* The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2025
	Level 1	Level 2	Total

U.S. Treasury notes (1)	$269,140,010	$-	$269,140,010

Short-Term Money Market Fund*	14,891,998	-	14,891,998
Exchange-traded futures contracts
Currencies	15,923	-	15,923
Energies	4,164	-	4,164
Grains	637,598	-	637,598
Interest rates	141,192	-	141,192
Livestock	(32,050)	-	(32,050)
Metals	1,137,472	-	1,137,472
Softs	11,425	-	11,425
Stock indices	45,919	-	45,919

Total exchange-traded futures contracts	1,961,643	-	1,961,643

OTC forward currency contracts	-	1,388,542	1,388,542

Total futures and forward currency contracts (2)	1,961,643	1,388,542	3,350,185

Total financial assets and liabilities at fair value	$285,993,651	$1,388,542	$287,382,193

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$51,974,100
Investments in U.S. Treasury notes			217,165,910
Total investments in U.S. Treasury notes			$269,140,010

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,615,361
Net unrealized depreciation on open futures and forward currency contracts			(265,176)
Total net unrealized appreciation on open futures and forward currency contracts			$3,350,185

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

The Master Fund engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Master Fund at June 30, 2026 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2026 and December 31, 2025. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Master Fund’s Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2026

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized
	Unrealized	Unrealized	Unrealized	Unrealized	Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$14,421	$(84,397)	$314,447	$(6,946)	$237,525
Energies	33,145	(25,450)	152,072	(237,890)	(78,123)
Grains	-	-	353,946	(84,531)	269,415
Interest rates	1,215,453	(405,034)	342,554	(477,973)	675,000
Livestock	6,430	(300)	29,160	(60)	35,230
Metals	340,403	(3,853,681)	2,655,334	(461,439)	(1,319,383)
Softs	16,733	(7,669)	5,000	(88,305)	(74,241)
Stock indices	214,088	(128,896)	62,779	(570,392)	(422,421)
Total futures contracts	1,840,673	(4,505,427)	3,915,292	(1,927,536)	(676,998)

Forward currency contracts	439,751	(10,337,050)	14,793,535	(200,539)	4,695,697

Total futures and forward currency contracts	$2,280,424	$(14,842,477)	$18,708,827	$(2,128,075)	$4,018,699

Fair value of futures and forward currency contracts at December 31, 2025

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized
	Unrealized	Unrealized	Unrealized	Unrealized	Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$21,519	$(6,974)	$16,018	$(14,640)	$15,923
Energies	130,648	(363,960)	240,120	(2,644)	4,164
Grains	-	(27,402)	670,788	(5,788)	637,598
Interest rates	291,569	(57,341)	222,273	(315,309)	141,192
Livestock	-	-	1,760	(33,810)	(32,050)
Metals	3,082,565	(158,376)	87,886	(1,874,603)	1,137,472
Softs	20,048	(12,729)	28,952	(24,846)	11,425
Stock indices	721,043	(594,900)	66,810	(147,034)	45,919
Total futures contracts	4,267,392	(1,221,682)	1,334,607	(2,418,674)	1,961,643

Forward currency contracts	4,337,732	(1,095,934)	665,898	(2,519,154)	1,388,542

Total futures and forward currency contracts	$8,605,124	$(2,317,616)	$2,000,505	$(4,937,828)	$3,350,185

The effect of trading futures and forward currency contracts is represented on the Master Fund’s Statements of Operations for the three and six months ended June 30, 2026 and 2025 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2026 and 2025

	Three months	Three months	Six months	Six months
	ended:	ended:	ended:	ended:
	June 30	June 30	June 30	June 30
Sector	2026	2025	2026	2025
Futures contracts:
Currencies	$1,071,897	$(241,125)	$1,031,106	$(2,077,421)
Energies	(5,847,347)	(4,784,908)	2,892,254	(1,901,094)
Grains	1,027,764	242,171	(134,993)	(276,993)
Interest rates	(4,191,917)	502,920	12,152,702	1,667,948
Livestock	152,590	137,630	147,970	54,950
Metals	(1,802,123)	306,352	5,043,618	4,697,074
Softs	(537,297)	(455,626)	(855,665)	56,687
Stock indices	(377,455)	877,476	5,383,663	(964,032)
Total futures contracts	(10,503,888)	(3,415,110)	25,660,655	1,257,119

Forward currency contracts	6,496,760	468,824	10,429,814	(4,754,461)

Total futures and forward currency contracts	$(4,007,128)	$(2,946,286)	$36,090,469	$(3,497,342)

For the three months ended June 30, 2026 and 2025, the monthly average number of futures contracts bought and sold and the monthly average notional value of forward currency contracts traded are detailed below:

	2026	2025

Average bought	42,961	49,941
Average sold	41,069	55,729
Average notional (in billions)	$4.0	$3.5

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2026 and December 31, 2025.

Offsetting of derivative assets and liabilities at June 30, 2026
		Gross amounts	Net amounts of
		offset in the	assets presented in
	Gross amounts of	Statements of	the Statements of
Assets	recognized assets	Financial Condition	Financial Condition

Futures contracts
Counterparty J	$628,342	$(618,265)	$10,077

Forward currency contracts
Counterparty G	$5,139,786	(2,525,755)	2,614,031
Counterparty K	10,093,500	(8,011,834)	2,081,666
Total forward currency contracts	15,233,286	(10,537,589)	4,695,697

Total assets	$15,861,628	$(11,155,854)	$4,705,774

		Gross amounts	Net amounts of
		offset in the	liabilities presented in
	Gross amounts of	Statements of	the Statements of
Liabilities	recognized liabilities	Financial Condition	Financial Condition

Futures contracts
Counterparty C	$343,157	$(203,177)	$139,980
Counterparty L	5,471,539	(4,924,444)	547,095
Total futures contracts	5,814,696	(5,127,621)	687,075

Total liabilities	$5,814,696	$(5,127,621)	$687,075

		Amounts Not Offset in the Statements of Financial Condition
	Net amounts of
	Assets
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Received(1)(2)	Net Amount(3)

Counterparty G	$2,614,031	$-	$	$2,614,031
Counterparty J	10,077	-	(10,077)	-
Counterparty K	2,081,666	-	-	2,081,666
Total	$4,705,774	$-	$(10,077)	$4,695,697

		Amounts Not Offset in the Statements of Financial Condition

	Net amounts of
	Liabilities
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty C	$139,980	$-	$(139,980)	$-
Counterparty L	547,095	-	(547,095)	-
Total	$687,075	$-	$(687,075)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2026.

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

		Amounts Not Offset in the Statements of Financial Condition

	Net amounts of
	Liabilities
	presented in the
Counterparty	Statements of Financial	Financial	Collateral
	Condition	Instruments	Pledged(1)(2)	Net Amount(4)

Counterparty C	$239,031	$-	$(239,031)	$-
Counterparty G	26,145	-	(26,145)	-
Total	$265,176	$-	$(265,176)	$-

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

The Master Fund’s forward currency trading activities are cleared by DB, and BA. The Master Fund’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $43,609,575 and $32,577,526 at June 30, 2026 and December 31, 2025, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2026 and 2025. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Master Fund’s Agreement of Limited Partnership.

	Three months ended:	Three months ended:
	June 30, 2026	June 30, 2025
Profit share earned	$94,974	$-
Reversal of profit share (1)	(4,225,691)	(41,723)
Profit share accrued	3,036,379	213
Total profit share	$(1,094,338)	$(41,510)

	Six months ended:	Six months ended:
	June 30, 2026	June 30, 2025
Profit share earned	$134,771	$3,035
Profit share accrued	3,036,379	213
Total profit share	$3,171,150	$3,248

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

7. DUE FROM/TO BROKERS, NET

At June 30, 2026 and December 31, 2025, due from and due to brokers, net balances, if any, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from and due to brokers, net balance also includes cash held as collateral at Bank of America, N.A. for open forward currency contracts.

8. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2026 to August 13, 2026, the date this Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the 10-Q.

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

Periods ended June 30, 2026

		Total
		Partners'
		Capital of the
Month Ended:		Partnership
June 30, 2026		$106,886,304
March 31, 2026		110,481,242
December 31, 2025		102,624,923

	Three Months	Six Months
Change in Partners' Capital	$(3,594,938)	$4,261,381
Percent Change	(3.25)%	4.15%

THREE MONTHS ENDED JUNE 30, 2026

The decrease in the Partnership’s net assets of $3,594,938 was attributable to net loss after profit share of $1,381,355 and withdrawals of $2,237,714, which were partially offset by contributions of $24,131.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2026 decreased $21,482 relative to the corresponding period in 2025. The decrease was due to a decrease in the average net asset value of the Partnership during the three months ended June 30, 2026, relative to the corresponding period in 2025.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the three months ended June 30, 2026 decreased $12,345 relative to the corresponding period in 2025. The decrease was due predominantly to a decrease in the average net asset value of commission paying investors of the Partnership during the three months ended June 30, 2026, relative to the corresponding period in 2025.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2026 decreased $2,923 relative to the corresponding period in 2025. The decrease was due to a decrease in audit, tax, consulting, and marketing fees charged to the Partnership during the three months ended June 30, 2026, relative to the corresponding period in 2025.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the three months ended June 30, 2026 decreased $189,610 relative to the corresponding period in 2025. The decrease was due predominantly to a decrease in short-term U.S. Treasury yields and a decrease in the average net asset value of the Partnership during the three months ended June 30, 2026, relative to the corresponding period in 2025.

For the three months ended June 30, 2026, the Partnership, through its investment in the Master Fund, incurred net realized and unrealized losses of $1,643,632 from trading operations (including foreign exchange transactions and translations). Management fees of $461,281, selling commissions and platform fees of $474,104, administrative and operating expenses of $133,251, and custody fees and other expenses of $8,411. Interest income of $1,000,372 and profit share from the Master Fund of $338,952 offset the Master Fund expenses allocated to the Partnership resulting in net loss after profit share of $1,381,355.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	2.49%
Energies	(1.88)%
Grains	0.33%
Interest rates	(1.32)%
Livestock	0.04%
Metals	(0.61)%
Softs	(0.18)%
Stock indices	(0.13)%
Gross trading loss	(1.26)%

SIX MONTHS ENDED JUNE 30, 2026

The increase in the Partnership’s net assets of $4,261,381 was attributable to net income after profit share of $10,969,020 and contributions of $290,995, which were partially offset by withdrawals of $6,998,634.

Management fees, through the Partnership’s investment in the Master Fund, are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2026 decreased $66,227 relative to the corresponding period in 2025. The decrease was due to a decrease in the average net asset value of the Partnership during the six months ended June 30, 2026, relative to the corresponding period in 2025.

Selling commissions and platform fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Selling commissions and platform fees for the six months ended June 30, 2026 decreased $48,842 relative to the corresponding period in 2025. The decrease was due predominantly to a decrease in the average net asset value of commission paying investors of the Partnership during the six months ended June 30, 2026, relative to the corresponding period in 2025.

The Partnership, through its investment in the Master Fund, pays administrative expenses for legal, audit and accounting services. Administrative expenses, net of amounts borne by the General Partner, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2026 decreased $2,273 relative to the corresponding period in 2025. The decrease was due to a decrease in audit, tax, consulting, and marketing fees charged to the Partnership during the six months ended June 30, 2026, relative to the corresponding period in 2025.

Interest income, through the Partnership’s investment in the Master Fund, is derived from cash and U.S. Treasury instruments held at the Master Fund’s brokers and custodian. Interest income, through the Partnership’s investment in the Master Fund, for the six months ended June 30, 2026 decreased $537,908 relative to the corresponding period in 2025. The decrease was due predominantly to a decrease in short-term U.S. Treasury yields and a decrease in the average net asset value of the Partnership during the six months ended June 30, 2026, relative to the corresponding period in 2025.

For the six months ended June 30, 2026, the Partnership, through its investment in the Master Fund, achieved net realized and unrealized gains of $12,152,715 from trading operations (including foreign exchange transactions and translations). Management fees of $922,961, selling commissions and platform fees of $946,481, administrative and operating expenses of $262,679, custody fees and other expenses of $16,240, and profit share of $1,004,220 were incurred. Interest income of $1,968,886 offset the Master Fund expenses allocated to the Partnership resulting in net income after profit share of $10,969,020.

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	3.81%
Energies	1.08%
Grains	(0.03)%
Interest rates	4.16%
Livestock	0.08%
Metals	1.77%
Softs	(0.25)%
Stock indices	1.87%
Gross trading gain	12.49%

MANAGEMENT DISCUSSION –2026

Three months ended June 30, 2026

The Partnership was unprofitable during the quarter as losses trading interest rate, energy, metal and soft commodity futures outpaced the profits from trading currency forwards and grain futures. Trading of equity futures and livestock futures were each nearly flat.

Global interest rates, which had risen in March after the start of U.S.-Iran hostilities, were volatile throughout the second quarter, amid uncertainty regarding the U.S.-Iran conflict. Higher rates coincided with rising inflation and supply disruptions involving the closure of the Strait of Hormuz; reported worries about government deficits and debt levels globally; expanding private demand for capital to fund capital expenditure trends; and the shift towards tighter central bank monetary policies. However, interest rates later declined alongside reports that Iran and the U.S. were seeking a deal to extend their existing ceasefire to work towards an agreement to end the ongoing conflict. In mid-June, the U.S. and Iran signed a Memorandum of Understanding (“MOU”). Short positions in German, Italian, French, British, Canadian and long-term U.S. interest rate futures were unprofitable. Conversely, short positions in short- and medium-term U.S. interest rate futures posted partially offsetting gains, which seemed to reflect a hawkish shift in U.S. monetary policy, coinciding with new Federal Reserve (“Fed”) Chairman Kevin Warsh’s first post-meeting press conference.

The continued U.S.-Iran hostilities and the Strait of Hormuz closure were accompanied by volatile trading during the first half of the quarter, with energy prices holding near one-year highs. However, energy prices later declined toward pre-conflict levels amid reported improvements in negotiations between the warring parties and the signing of the MOU. Long futures positions in Brent crude, WTI crude, London gas oil and U.S. and European Title Transfer Facility (TTF) natural gas were unprofitable. A short heating oil position was also unprofitable in April, as was a short carbon emissions trade in May. Conversely, a short RBOB gasoline trade was profitable during May and June.

Early in the quarter, metal prices generally remained elevated amid reported optimism regarding long-term capital expenditure trends. By May, however, metal prices declined during a period characterized by high interest rates, a strong and volatile U.S. dollar, Middle East turmoil, weaker demand from China, uncertainty regarding global growth, the signing of the MOU, and a relatively hawkish press conference from new Fed Chairman Kevin Warsh. Long copper and aluminum positions were unprofitable, especially in May and June. Long gold trades were also unprofitable. On the other hand, a short platinum position and trading of nickel registered partially offsetting gains.

During the quarter, cocoa prices increased, alongside supply and quality concerns, amid reports of heavy rains and flooding in key West African cocoa-growing regions, worries regarding El Niño-related climate risks and higher fertilizer and shipping costs. Short cocoa positions produced losses. A short coffee position was also unprofitable as prices increased amid weather concerns.

The U.S. dollar advanced broadly in volatile trading during the quarter. During the same period, U.S. interest rates increased and market participants seemed to anticipate a Fed rate increase. The U.S. dollar continued to strengthen late in June, and Fed Chairman Kevin Warsh delivered remarks reaffirming the Fed’s commitment to addressing inflation. The Fed raised its 2026 Personal Consumption Expenditures Index (PCE) inflation projections, and headline PCE inflation measured 4.1% in May. The signing of the MOU by the U.S. and Iran and continued investment in artificial intelligence (AI) also coincided with a strong U.S. dollar. Long U.S. dollar positions versus the Canadian dollar, New Zealand dollar, Swiss franc, European euro, Swedish krona, Japanese yen and Mexican peso were profitable. Short U.S. dollar trades early in the quarter against the high-yielding Brazilian real and South African rand, and energy-related Norwegian krone were also profitable.

Grain prices were volatile during the quarter amid changing expectations regarding global trade, geopolitical developments and weather concerns. Early in the quarter, grain prices increased. During the same period, market participants seemed to be concerned with drought in the U.S., rising fertilizer and transportation costs associated with supply disruptions in the Strait of Hormuz and potential El Niño-related weather impacts. By June, however, grain futures prices declined alongside lower war-risk premiums and transportation costs, improving global supply prospects, a stronger U.S. dollar, reduced demand for corn as a biofuel feedstock and the signing of the MOU by the U.S. and Iran. A long soybean oil trade was profitable as soybean oil prices rose in April and May amid demand for its use in biofuels. A short corn trade generated a sizable gain during late May and June as prices declined along with biofuel feedstock demand. Conversely, short wheat and soybean positions posted partially offsetting losses early in the quarter.

Trading in equity futures was mixed and marginally negative on balance during the quarter amid a range of macroeconomic and geopolitical developments. On the one hand, market participants seemed to focus on geopolitical developments in the Middle East and related energy, growth, inflation and interest rate concerns, together with substantial investment financing needs and the SpaceX IPO, which coincided with tighter market liquidity. On the other hand, market participants also appeared to focus on the long-term capital expenditure trends encompassing AI, energy expansion and transition, defense and security, and supply chain initiatives, together with solid earnings growth. Short positions in U.S. and Euro STOXX index futures and trading in Korean, Japanese, Singaporean and Chinese A-50 index futures were unprofitable. Meanwhile, long positions in United Kingdom, Spanish, Canadian, and Taiwanese equity index futures, short positions in Chinese, Australian, Brazilian and U.S. S&P 500 index futures, and trading in South African equity index futures posted largely offsetting profits.

Three months ended March 31, 2026

The Partnership was profitable during the quarter as gains from trading interest rate, stock index, currency, energy and metals futures exceeded losses from trading grain futures. Trading of soft commodity and livestock futures was marginally negative.

During February, increased geopolitical tension between the U.S/Israel and Iran was accompanied by safe-haven demand for government bonds and declining interest rates. Expectations that official interest rate cuts would be forthcoming from the European Central Bank, the U.S. Federal Reserve and the Bank of England in 2026 also coincided with lower global interest rates. Long positions in European, Canadian, Japanese and short-term British interest rate futures, were profitable. However, in March, short positions in interest rate futures were profitable as inflation concerns increased amid higher prices of energy and energy-related products, coupled with supply disruptions related to the Middle East conflict. Short positions in U.S., German, Italian, British, Canadian and Australian interest rate futures across the yield curve were profitable. A shift towards tighter monetary policy by monetary authorities around the globe also accompanied these higher rates, especially in shorter term tenors.

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

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	0.08%
Energies	(1.11)%
Grains	0.07%
Interest rates	0.06%
Livestock	0.04%
Metals	0.06%
Softs	(0.10)%
Stock indices	0.23%
Gross trading loss*	(0.67)%

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

An analysis of the Master Fund’s trading gain (loss) by sector is as follows:

% Gain
Sector	(Loss)
Currencies	(1.55)%
Energies	(0.44)%
Grains	(0.03)%
Interest rates	0.34%
Livestock	0.03%
Metals	1.10%
Softs	0.02%
Stock indices	(0.21)%
Gross trading loss*	(0.74)%

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

CONTRACTUAL OBLIGATIONS

Neither the Partnership nor the Master Fund enters into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business, through its investment in the Master Fund, is trading futures, forward currency, spot and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Master Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Master Fund present a Condensed Schedule of Investments setting forth open futures, forward and other contracts at June 30, 2026 and December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The General Partner, with the participation of the principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Partnership’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”), the Partnership may sell Units at the beginning of each calendar month. On April 1, 2026, May 1, 2026 and June 1, 2026, the Partnership sold Units to new and existing limited partners of $8,652, $13,540, and $1,938. There were no underwriting discounts or commissions in connection with the sales of the Units described above.

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

The following table summarizes the redemptions by Series A, Series C and Series D limited partners during the three months ended June 30, 2026. There were no Series B or Series E redemptions.

	Series A		Series C		Series D
Date of	Units	NAV	Units	NAV	Units	NAV
Withdrawal	Redeemed	per Unit	Redeemed	per Unit	Redeemed	per Unit
April 30, 2026	(122.1960)	$1,366.06	-	$1,802.18	-	$1,632.62
May 31, 2026	(274.4312)	1,333.57	(99.3568)	1,761.33	-	1,594.88
June 30, 2026	(1,069.7764)	1,363.51	-	1,803.69	(43.5934)	1,632.33

Total	(1,466.4036)		(99.3568)		(43.5934)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2026, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
General Partner

Date: August 13, 2026

/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)